Form 10-K
period 2022-12-31
Flora Growth Corp.
filed 2023-03-31
CIK 1790169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

___________________________

FORM 10-K

___________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 001-33528

___________________________

Flora Growth Corp.
(Exact Name of Registrant as Specified in Its Charter)

___________________________

Province of Ontario	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3406 SW 26th Terrace, Suite C-1 Fort Lauderdale, FL 33132

(Address of Principal Executive Offices) (Zip Code)

(954)  842-4989

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Shares, no par value	FLGC	Nasdaq Capital Market

Securities registered pursuant to section 12(g) of the Act:

None

___________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No☒

As of June 30, 2022, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $44.0 million  based on the closing price as reported on the Nasdaq Capital Market on that date. For purposes of determining this number, all named executive officers and directors of the registrant as of June 30, 2022 were considered affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form 10-K, and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.

As of March 22, 2023, the registrant had 136,938,097 shares of its common shares, no par value (“Common Shares”) outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements may include projections and estimates concerning our possible or assumed future results of operations, financial condition, business strategies and plans, market opportunity, competitive position, industry environment, and potential growth opportunities.  In some cases, you can identify forward- looking statements by terms such as “may”, “will”, “should”, “believe”, “expect”, “could”, “intend”, “plan”, “anticipate”, “estimate”, “continue”, “predict”, “project”, “potential”, “target,” “goal” or other words that convey the uncertainty of future events or outcomes. You can also identify forward-looking statements by discussions of strategy, plans or intentions. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, because forward-looking statements relate to matters that have not yet occurred, they are inherently subject to significant business, competitive, economic, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including, among others, those discussed in this Annual Report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements in this Annual Report. Risks and uncertainties, the occurrence of which could adversely affect our business, include, but are not limited to, the following:

•	our limited operating history and net losses;
•	changes in cannabis laws, regulations and guidelines;
•	decrease in demand for cannabis and derivative products due to certain research findings, proceedings, or negative media attention;
•	our ability to continue as a going concern absent access to sources of liquidity;
•	damage to our reputation as a result of negative publicity;
•	exposure to product liability claims, actions and litigation;
•	risks associated with product recalls;
•	product viability;
•	continuing research and development efforts to respond to technological and regulatory changes;
•	shelf life of inventory;
•	our ability to successfully integrate businesses that we acquire;
•	maintenance of effective quality control systems;
•	changes to energy prices and supply;
•	risks associated with expansion into new jurisdictions;
•	regulatory compliance risks;
•	opposition to the cannabinoid industry;
•	unpredictable events, such as the COVID-19 outbreak, and associated business disruptions;
•	risks related to our operations in Colombia; and
•	potential delisting resulting in reduced liquidity of our Common Shares.

Given the foregoing risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements in this Annual Report. The forward-looking statements contained in this Annual Report are not guarantees of future performance and our actual results of operations and financial condition may differ materially from such forward- looking statements. In addition, even if our results of operations and financial condition are consistent with the forward-looking statements in this Annual Report, they may not be predictive of results or developments in future periods.

Any forward-looking statement that we make in this Annual Report speaks only as of the date of this Annual Report. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements in this Annual Report, whether as a result of new information, future events or otherwise, after the date of this Annual Report.

Risk Factor Summary

There are a number of risks that you should carefully consider before making an investment in our business. These risks are discussed more fully in Item 1.A. of this Annual Report below. If any of these risks actually occur, our business, financial condition, operating results and cash flows could be materially adversely affected. These risk factors include, but are not limited to:

•	limited operating history and net losses;
•	unpredictable events, such as the COVID-19 outbreak, and associated business disruptions;
•	changes in cannabis laws, regulations and guidelines;
•	decrease in demand for cannabis and derivative products due to certain research findings, proceedings, or negative media attention;
•

management has performed an analysis of our ability to continue as a going concern, and has determined that, based on our current financial position, there is a substantial doubt about our ability to continue as a going concern

•	damage to reputation as a result of negative publicity;
•	exposure to product liability claims, actions and litigation;
•	risks associated with product recalls;
•	product viability;
•	continuing research and development efforts to respond to technological and regulatory changes;
•	shelf life of inventory;
•	our ability to successfully integrate businesses that we acquire;
•	maintenance of effective quality control systems;
•	changes to energy prices and supply;
•	risks associated with expansion into new jurisdictions;
•	regulatory compliance risks;
•	opposition to the cannabinoid industry;
•	unpredictable events, such as the COVID-19 outbreak, and associated business disruptions;
•	risks related to our operations in Colombia; and
•	potential delisting resulting in reduced liquidity of our Common Shares.

PART I

Unless the context otherwise requires, all references in this Annual Report to the “Company,” “Flora,” “we,” “us,” “our,” and similar references refer to Flora Growth Corp. and our subsidiaries.

Our functional currency and reporting currency is the U.S. dollar, the legal currency of the United States (which we refer to as “USD”, “US$” or “$”).

ITEM 1. BUSINESS

Flora Growth Corp. was incorporated on March 13, 2019, under the laws of the Province of Ontario. We are a multi-national cannabis company that manufactures and distributes consumer packaged goods, cultivates and distributes medicinal cannabis, and distributes pharmaceutical products.

Mission

Flora exists to create a world where the benefits of cannabis are accessible to everyone.

Development Overview

In May 2021, the Company completed its initial public offering (“IPO”) of our Common Shares and commenced trading on the Nasdaq Capital Market under the ticker symbol “FLGC.” Prior to our IPO, the Company engaged in a series of transactions in Colombia which laid the foundation for our growth and development. These transactions included the acquisition of our interests in Flora Labs 1, 2 and 4 (hereinafter defined), our Cosechemos cultivation and processing facility and a number of brands.

Since our IPO, Flora has acquired 100% of the outstanding equity interests in each of:

•

Franchise Global Health Inc. (“Franchise”), who together with its principal subsidiary, Phatebo GmbH (“Phatebo”) is a multi-national operator in the pharmaceutical and medical cannabis industries, with principal operations in Germany;

•

Just Brands LLC (“JBL”) and High Roller Private Label LLC (“HRPL”) based in Fort Lauderdale, Florida. JBL is a leading distributor and retailer of cannabidiol (CBD) derived products through its widely recognized “JustCBD” brand. HRPL (which we refer to as Flora Lab 3) manufactures several of the leading products sold by JBL; and

•	Vessel Brand Inc. (“VBI”), a developer and retailer of high-end cannabis consumer technologies and accessories operating under its flagship brand “Vessel.”

Business Strategy

Our business strategy is built on three core pillars: House of Brands (HoB), Commercial & Wholesale, and Pharmaceutical.  This strategy was devised to allow us optimal access to markets around the globe based on the legal standing of cannabis in each of the geographical locations in which we operate. Our approach has enabled us to develop distribution networks, build customer bases establish operations as the regulatory framework evolves and allow for expanded access to cannabis and its derivatives. Furthermore, our strategy seeks to diversify our overall business, provide near-, mid- and long-term opportunities within revenue streams, de-risk our exposure to regulatory impediments and accelerate our ability to gain market share in the cannabis industry.

House of Brands

Our brand portfolio consists of a mix of products across multiple categories including food and beverage, nutraceuticals, cannabis accessories and technology, personal care and wellness.  Consumer brands allow Flora to move assertively into nascent markets, develop customer bases and distribution channels and gather consumer insights which would not be possible with traditional cannabis sales alone.  Through this channel we seek to build loyalty, credibility and enjoy healthy margins that help to support the rapid growth of our business.

JustCBD

JustCBD is Flora’s leading consumer packaged goods brand. JustCBD was launched in 2017 with a mission to bring high-quality, trustworthy and budget-friendly CBD products to market. The JustCBD offering currently consists of over 350 products across 15 categories, including CBD gummies, topicals, tinctures, and vape products and ships to over 11,500 independent retailers worldwide. JustCBD also sells direct to consumers with a customer base of approximately 350,000 people. JustCBD products are available for purchase in smoke and vape shops, clinics, spas and pet stores, as well as other independent non-traditional retail channels. JustCBD’s products are both internally and third-party lab-tested to ensure quality.

Vessel

Vessel is Flora’s cannabis accessory and technology brand currently servicing the United States and Canada through direct-to-consumer and retail sales. Vessel’s products include cannabis consumption accessories, personal storage and travel accessories for the vape and dry herb categories, which are sold to consumers, dispensaries, smoke shops and cannabis brands. Vessel has positioned itself as a lifestyle brand, developing products for key consumer personas interested in “elevating” the consumption experience, focusing primarily on the direct-to-consumer business and have garnered a customer base of approximately 150,000 people.  Since our acquisition of VBI in November 2021, Vessel has been fully integrated into JBL and now benefits from operational, logistical and sales synergies with JustCBD.

Mambe

Mambe is Flora’s food and beverage brand with a focus in Latin America, offering infused natural fruit juices and canned goods. The brand operates on a business-to-business model, where we sell to both distributors and retail businesses. Over the last three years, Mambe has expanded its distribution in Colombia, primarily in supermarkets, discount retailers, coffee shops, restaurants and airports. Mambe’s list of clients include well-known Colombian retailers Juan Valdez, Jumbo, Sipote Burrito and Xue.

Other brands

In addition to the brands set forth above, Flora has a curated portfolio of niche brands that focus on target audiences and specialty offerings. The revenue contribution of these brands is currently immaterial to our overall business; however, they allow Flora to further diversify its revenue streams, bolster white label capabilities and offer a broader ecosystem for cross selling. Additional brands in our portfolio include: Mind Naturals (skincare), Stardog Loungewear (apparel), No Cap Hemp Co (minor cannabinoids), KaLaya (skincare) and Original Hemp (e-commerce).

Flora Lab 3

Located in Fort Lauderdale, Florida, Flora Lab 3 provides manufacturing capabilities to our HoB portfolio and primarily focuses on the manufacturing of ingestible gummies and tinctures for our JustCBD brand as well as for white label clients. This facility contains a lab for research and development, a drying room, a warehouse area, automated packaging lines for gummies and bottling lines for tinctures, topicals, and other bottled products. In addition, Flora Lab 3 also conducts in-house potency testing to test the efficacy of products produced.

Commercial & Wholesale

Our Commercial and Wholesale pillar encompasses the cultivation, transformation and movement of cannabis and the distribution of pharmaceutical products to international markets. This pillar is anchored by Flora’s wholly owned subsidiary, Phatebo, a multi-national operator in pharmaceutical and medical cannabis distribution, with principal operations in Germany, and Cosechemos, our 249-acre licensed cultivation facility in Girón, Colombia.  Cosechemos is also the site for Flora Lab 1, a transformation facility where the Company is able to produce high-THC and high-CBD flower and derivatives for medical products in Colombia and export to countries around the globe.

Phatebo

Through our acquisition of Franchise, we acquired its wholly-owned subsidiary, Phatebo.  Based in Germany, Phatebo is a wholesale pharmaceutical distribution company with import and export capabilities of a wide range of pharmaceutical goods and medical cannabis products to treat a variety of health indications, including drugs related to cancer therapies, ADHD, multiple sclerosis and anti-depressants, among others. Phatebo holds a License for the Trade in Narcotic Drugs (including the cannabis sales license amendment) and a Wholesale Trading License, both of which are issued by BfArM (the largest drug approval authority in Europe). Phatebo is focused on distributing pharmaceutical products within 28 countries globally, primarily in Europe, but also with sales to Asia, Latin America, and North America.  Neither Franchise, Phatebo, nor their direct or indirect subsidiaries, have direct, indirect or ancillary involvement in the cannabis industry in the United States. In November 2018, Phatebo also received a medical cannabis import and distribution license.  We intend to leverage Phatebo’s existing network of approximately 1,200 pharmacies as Flora begins to move medicinal cannabis from our Cosechemos facility and third parties into Germany. Additionally, the Phatebo warehouse provides a logistics outpost for Flora’s growing product portfolio and distribution network within the European Union.

Cosechemos

Located 3,000 feet above sea level in Girón, Colombia, Flora’s 361-acre farm has 249-licensed acres available for high-THC and high-CBD cultivation. With a bi-annual quota of 44,000 kgs of psychoactive cannabis issued by the Colombian government, Flora can grow, harvest, transform and distribute its harvest to around the world where medical cannabis is legal.  Some of the key aspects of our Cosechemos farm include:

•	Breeding – For the implementation of our genetic improvement program and to obtain propagation material (seed, cuttings, in vitro plants), Cosechemos includes a greenhouse of 1,520 square meters, open field area (area of crosses and evaluation of genetic material), reproduction laboratories and plans to implement a tissue culture lab in the future.

•	Propagation Center – A 16,361 sq ft greenhouse which has the capacity to produce 23,000 root cuttings weekly. The primary function of the propagation center is to develop and propagate a steady stream of genetically identical cuttings (clones) that supply our cultivation lots, where they grow into flowering plants that eventually yield the harvested cannabis flower at our drying and processing center.

•	Warehouse – A 1,614 sq ft warehouse for the housing and storage of all equipment required at the farm.

•	Housing for Technical Team – A 1,100 sq ft of residential quarters to host our technical team. Four members of the technical team reside at the farm to ensure that its crops have constant surveillance.

•	Fertilization Center – We have constructed three fertilization centers, each approximately 1,100 sq ft, which contain the fertilization infrastructure and equipment needed for the farm, including pumping system, filters and automation tanks.

•	Deep Water Well – We completed a 328-foot deep well in March 2023, as an additional source of water to be stored in the water reservoir (see below).

•	Water Reservoir – Flora maintains multiple water reservoirs which have a capacity of approximately 30,000 cubic meters of water. The water reservoirs are filled with water from the underground aquifer and the deep well.

•	Flora constructed a helicopter pad that allows individuals or supplies to be moved to and from the farm. It takes approximately five minutes to fly by helicopter from the farm and Palonegro International Airport in Lebrija.

Flora Lab 1

Consisting of approximately 11,500 sq ft and located on site at our Cosechemos facility, Flora Lab 1 is comprised of: (i) flower automated drying machines, (ii) a grinding and milling area, (iii) extraction areas, and (iv) a phytocannabinoid quality control laboratory, a soil laboratory, a phytopathology laboratory and a beneficial microorganism multiplication laboratory. Flora Lab 1 is designed to be capable of processing the Company’s perpetually harvested cultivation. The facility is also designed to be expandable and able to process cultivation up to the fully-licensed acreage. We may expand the processing capabilities of our Flora Lab 1 over time as market demand increases.

Through the low-cost cultivation of high-THC and high-CBD flower, the ability to transform the raw biomass into finished goods and derivatives and move these products through existing multinational distribution networks, we believe the Company has built the necessary infrastructure to support the export and import of cannabis in key global markets as the trade moves away from geo-fenced, regional activities to international supply chain adoption.

Pharmaceutical

Flora’s Pharmaceutical pillar is focused on developing pharmaceutical grade products and providing scientific research connected to molecules found in the cannabis plant. Through this pillar, Flora works to provide access to medical cannabis, create awareness through education and initiate research studies for use in targeted and broad-based use cases leveraging multiple modalities. Our pharmaceutical pillar is anchored by Flora Lab 2 and Flora Lab 4, both of which are located in Bogota, Colombia.  These laboratories allow us to manufacture plant-based, medical-grade pharmaceuticals, phytotherapeutics, and dietary supplements.

Flora is currently working on a study in conjunction with the University of Manchester in the United Kingdom to assess the benefits of a proprietary CBD formulation on patients suffering from musculoskeletal pain. The study will rely on a novel measurable pain technology using an electroencephalogram, commonly referred to as an “EEG,” to collect data alongside traditional pain reporting measures. All pre-clinical and safety data is complete and has been submitted for approval by the National Health Service (“NHS”) and the Medicines and Healthcare products Regulatory Agency (“MHRA”).

Flora Lab 2

Flora Lab 2 is our 16,000 sq ft facility in Bogota, Colombia which holds three GMP licenses. This facility was built to formulate over the counter (OTC) phytotherapeutics, cosmetics and nutraceuticals for owned brands, third party distribution and white label customers. Distribution relies on large channel distributors, including pharmacies, medical clinics and cosmetic companies. Flora Lab 2 sources the majority of its raw materials within Colombia and the active pharmaceutical ingredients (API) are supplied by both Colombian and international companies from various countries including the United States, China and Germany.

Flora Lab 4

Flora Lab 4 is our 2,300 sq ft state of the art lab located in Bogota, Colombia. Construction of Flora Lab 4 was completed during the fourth quarter of 2022. The laboratory was designed to house Flora’s proprietary custom cannabis formulations that were developed to treat targeted ailments such as anxiety, insomnia and pain. These medicines are expected to be available soon by doctor’s prescription and covered by health insurance providers in Colombia. Flora lab 4 is expecting its INVIMA certification (Colombia’s Food and Drug regulatory agency) in the first quarter of 2023 and expects to commence sales shortly thereafter.

Our Competitive Strengths

Due to the competitive and dynamic nature of the emerging cannabis products market and rapid changes in the regulatory environment, Flora does recognize the need to remain flexible, so we can react to opportunities and risks as they develop. Management will continue to re-evaluate and re-prioritize strategies to respond to these developments. We are actively fostering a culture of continued agility and exploration since the ability to pivot depending on market dynamics can result in a competitive advantage.

A diversified strategy

We believe that our growth strategy is our main competitive advantage. By creating our three-pillar approach that addresses the bell curve of the future cannabis industry; consumer packaged goods, commercial cannabis supply chain experience, and cannabis prescription medication, Flora creates a moat, playing brand, vendor, and distributor of a broad collection of cannabis products, owned and brokered, suitable for markets around the world.

Supply chain experience

Flora is continually developing the ability and expertise to move cannabis across the global supply chain in multiple business categories. The cannabis supply chain is complex and has high barriers of entry. Our team has been able to develop a strong understanding of distribution across the globe.

Regulatory expertise

Flora has the necessary regulatory requirements to fulfill needs across the global supply chain. Some of these requirements, such as cultivation licenses and grow quotas, take several years to acquire.

Global positioning

Flora’s main operations are located in the United States, Germany and Colombia. We believe these countries have a pro-cannabis stance and are poised to grow in market size and demand for the product categories in which we operate, especially as regulatory changes, such as recreational cannabis legalization in Germany and Colombia, are signed into law. As we expand our reach, a critical part of our growth has been to create pathways to emerging markets and new geographies. We achieve this through one of three ways: distribution partners primarily lead by our HoB division, mergers and acquisitions activity or creating Company owned outposts in critical areas. This approach allows us to scale our presence in markets with meaningful opportunity and take advantage of evolving regulatory frameworks in near real time.

Experienced management team

With a management team with diverse backgrounds that include public company management, early-stage cannabis, big box and mainstream retail, consumer packaged goods and technology services, Flora believes the right talent has been assembled to take advantage of the opportunities presented in the cannabis industry. Management expects that its experience and strong understanding of regulatory frameworks, the agricultural and scientific processes necessary to develop high quality and consistent medicinal cannabis products, as well as the knowledge and expertise in go to market strategy for its portfolio of brands, will continue to set the Company up for success.

Growth Tactics

Flora’s goal is to become a market leader in the cultivation, processing and distribution of natural, medicinal-grade cannabis and high-quality cannabis derived medical and wellness products for large channel distributors, including pharmacies, medical clinics, and cosmetic companies, by expanding our production capacity, expanding our geographic footprint, continuing to explore strategic partnerships and pursuing accretive acquisitions to supplement our organic growth.

M&A

Acquisition of businesses both domestically and internationally has played a critical role in the growth of the Company. We continue to seek out M&A targets that are accretive in nature and which provide access to previously untapped capabilities within Flora.  Essential to this strategy and the evaluation process will be geography, cash flow, positive earnings, management and human capital.

Expanding production capacity.

In the near term, our primary strategy is to scale our production facility as we see the demand for cannabis grow. Flora currently uses a small portion of our 249-acres of land licensed for the cultivation of psychoactive cannabis at Cosechemos, but given our perpetual harvesting methods, we are able to scale quickly based on demand. Furthermore, we have additional land for the cultivation of non-psychoactive cannabis. Flora may also seek to expand operations through partnerships with other licensed cannabis producing assets.

Supply chain experience

As we look to the future of the cannabis industry, we expect it to be a global trade and those who can master the art of moving cannabis and its derivatives around the world will be the companies who have longevity in the space. At Flora, we seek to master the movement of psychoactive and non-psychoactive cannabis as well as accessory and ancillary products such that we are not only able to leverage our own Colombian cannabis product but that we are also able to move cannabis products from partners around the globe to the areas of highest demand. As we continue to solidify our place as the “connector of global cannabis” our experience and ultimate mastery of this critical component of the industry will present opportunities for scale not available to others.

Sales and Marketing

Across our various pillars, we sell products through three main channels: direct-to-consumer, wholesale and retail.  In HoB, sales are primarily focused on direct-to-consumer sales through brand websites and wholesale retail partners and are concentrated in the United States. Our international HoB sales are conducted primary through distribution partners who sell to third party retailers.

In the Commercial & Wholesale pillar, we are building our own supply chain to sell cannabis products to distributors, pharmacies and licensed retailers.

Our Pharmaceutical pillar relies primarily on prescribing doctor networks and pharmacy sales.

Due to the nature of the products we sell in each pillar, marketing primarily relies on organic reach on traditional social channels, direct email communications and educational content production. Paid advertising does not play a meaningful role in our marketing activities.

Distribution

United States

Distribution activities in the United States are primarily run from our Fort Lauderdale, Florida office and warehouse where all US-based HoB products are housed. Distribution activities include storage, direct to consumer fulfillment as well as wholesale direct and third-party distributor shipments.

Germany, UK & Europe

Flora has operations in Germany where we are an importer, exporter and distributor of prescription drugs and EU-GMP medical cannabis. Through leveraging Flora’s facilities and existing infrastructure and extensive distribution network, we expect to be able to source, store and distribute a range of medical cannabis products, which will help support us meet the growing demand for medical cannabis throughout Europe. We operate a distribution facility in Hilzingen, Baden-Wurttemberg, Germany.

Flora operates a small sales office in London, England, which serves as a homebase for all HoB activities being conducted in Europe. From this office and a small facility in the Netherlands, Flora is able to support the European distribution and wholesale business for its HoB products.

Colombia

Distribution in Colombia is comprised of two major categories: Consumer products to fulfill demand in Colombia and flower cultivation for export to countries around the globe.  Fulfillment to distribution partners and retailers happens at the factory or laboratory level. Cannabis distribution from the country is facilitated by the team at Cosechemos and leaves the country via Bogota to the legal country of import or to a tolling facility for additional processing.

The Global Cannabis Industry

The global cannabis market is growing at approximately a 16.6% compounded annual growth rate (CAGR) and projected to reach approximately $51 billion by 20251 globally.

United States

As Flora is listed on the Nasdaq Capital Market that maintains the U.S. federal prohibition on cannabis products containing THC, we operate exclusively today in CBD-based or ancillary/accessory businesses in the U.S. market. This includes importing cosmetic and beauty products, accessory and non-cannabinoid products and CBD products.  The U.S. hemp-derived CBD market reached roughly $5 billion in retail sales in 20222 and is expected to grow to $11 billion in 2027. Hemp-derived CBD and its derivatives remain legal at the federal level under the 2018 Farm Bill.

Europe

The European cannabis landscape continues to advance largely with Germany, Malta, Switzerland, Poland and the United Kingdom being the furthest ahead by means of establishing a legal cannabis framework.

Prohibition Partners, a leading market intelligence firm on the global cannabis industry, estimated that the European cannabis market was roughly $492 million by the end of 2021 and expects to see the market grow at a CAGR of 61.1% from 2021 to reach $13 billion by 2028. Products like CBD edibles continue to be governed by the EU Novel Food Act and as a result provide near term upside for the Company.

In 2022, Germany, the largest cannabis market in the European Union, announced it would begin the process of moving towards recreational adult-use cannabis in the country in addition to continuing to expand its existing medical cannabis program. The German medical cannabis segment is projected to reach $359.9 million in 2023. Revenue is expected to grow at a CAGR of approximately 14% between 2023-2027, resulting in a market volume of $607.6 million by 20273.

Colombia

In 2022, the Colombian government passed Resolution 227 and Resolution 539, completing the necessary guidelines for cannabis agriculture and manufacturing proposed in Decree 811. Resolution 227 provides the necessary framework for the use, distribution and export of cannabis, dried flower, and other non-psychoactive derivatives. On April 1, 2022, the Government of Colombia finalized the cannabis flower regulatory checklist under Resolution 539 permitting licensed cannabis cultivators with export quotas, including Flora, to pass a mandatory approval process for the export of both CBD and THC flower.

On January 1, 2022, insurance providers in Colombia were mandated to cover the costs of both THC and CBD medical products. This mandate covers the vast majority of the country’s 55-million-person population. The market for medicinal cannabis in Colombia is evolving with limited supply and few authorized producers of THC dominant cannabis. Management believes that we are competitively positioned to capitalize on our early mover status and to satisfy a significant portion of the market’s demand for medicinal cannabis.

In addition to the existing regulatory framework that had been developing in Colombia, a pro-cannabis president, President Gustavo Petro, was elected in August 2022. President Petro has been vocal in his support for the passage of legal, regulated adult-use cannabis in the country.

________________________

1 New Frontier Data – The Global Cannabis Report; Growth & Trends through 2025

2 Bright Field Group – CBD: FDA Impact & the Path Forward; 2022 Mid-Year US CBD Report

3 Statista – Medical Cannabis; Germany

Pharmaceutical Market and Health Sector

According to the data reported to the Drug Price Information System, pharmaceutical sales have shown sustained growth in recent years, although in 2019 it grew at the lowest rate since 2015.  In turn, the units sold rose from 1.06 billion in 2018 to 1.08 billion in 2019, showing a 2% increase.  In 2020, drug makers raised prices on more than 860 drugs by around 5%, on average, according to 3 Axis. Drug price increases have slowed substantially since 2015, both in terms of the size of the hikes and the number of drugs affected. Drug increases come at a time where increased pharmaceutical engineering has moved to fight COVID-19, with many companies exploring CBD as a drug to combat COVID-19.

The health sector in Colombia offers various business opportunities in vaccine and biotechnological drug production centers, as well as in the medical cannabis market. Flora Lab 2 and Flora Lab 4’s research and development teams are exploring how its product line can incorporate cannabis and its derivatives to improve the effectiveness of its products and develop new products and medicines. We believe that Colombia has become a benchmark in this industry as, to our knowledge, one of the first countries to structure a regulatory framework for the safe and informed access to the medical and scientific use of the plant and its derivatives. Furthermore, the chemical sector in Colombia has adopted several international regulations, such as the Good Laboratory Practices (GLP) and the Globally Harmonized System (GHS).  In addition, Colombia has implemented its own control system for substances that could be used for illegal purposes, and it is currently implementing environmental protection systems such as the Pollutant Release and Transfer Registry (PRTR). Despite Colombia’s struggle with counterfeit medicines and restrictive pharmaceutical pricing environment, the country’s large and burgeoning population and recent legislative commitments to improving healthcare access will continue to offer growth opportunities to drug-makers.

Europe has a strong pharmaceutical history and a thriving industry with concentration of pharmaceutical companies in the German-Switzerland border area. In 2021, Europe made up 23.4% of the global pharmaceutical revenues and the industry has a projected CAGR of 5.4% between 2022 and 2026 resulting in total sales of $295 billion by 20264.  In the European Union, Germany was the leading pharmaceutical market with a total revenue of about $52.5 billion in 20215.

Cannabidiol (CBD) Market

CBD is a non-psychoactive compound found naturally occurring within the cannabis plant with the majority of CBD consumed being derived from the hemp plant. The global CBD market was roughly $4.9 billion in 2021 and is projected to reach $47.3 billion by 2028 at a CAGR of 21.3% with the U.S. market alone making up an estimated $4.1 billion in product sales in 20226. The CBD market in the United States has seen steady growth with an inflection point occurring with the passage of the 2018 US Farm Bill, clearing the way for CBD and other compounds derived from the hemp plant. The majority of CBD consumers site seeking relief from pain, anxiety and sleep issues as their primary reason for use. In the United States, CBD is readily found in brick-and-mortar stores as well as online. However, advertising remains difficult due to its association with its psychoactive cousin, THC, and the early proliferation of bad-actors making effects-based claims that were not backed by science in order to bolster sales.

Ancillary/Accessories

The ancillary or accessory category continues to grow as we see the expansion of legal access to cannabis around the globe. The accessory space is broad and spans smoking accessories as well as ash trays and storage pieces. While the primary use for the majority of products Flora produces is cannabis consumption, the majority of consumers do not buy their accessories at legal dispensaries instead relying on smoke shops and online retail. By category, vaping continues to play an outsized role in the accessories market with vaping making up roughly 30% of the $67 billion industry in 2022.  Looking ahead, Future Markets Insights projects the global accessory market will reach $101 billion by 2031, representing a CAGR of 4.2%.

________________________

4 Statista - Pharmaceutical Industry in Europe - Statistics & Facts

5 Statista - Revenue of leading pharmaceutical markets in Europe in 2021

6 Vantage Market Research – Cannabidiol (CBD) Market Size, Share & Trends Analysis Report

Regulatory

Flora has obtained the necessary licenses to operate on a global scale including required governmental approvals, licenses and permits. A summary of such governmental approvals, licenses and permits are set forth below. Also see “—Our Intellectual Property Portfolio.”

Flora Cultivation Licenses

Import and Export Licenses

Our cultivation farm has received the requisite licenses and permits for the farming, and manufacturing of both psychoactive and non-psychoactive Cannabis derivatives. Flora has also obtained a permit to export both psychoactive and non-psychoactive dry flower, becoming one of the first companies with operations in Colombia to do so. Flora’s cultivation is certified Good Agriculture and Collection Process (“GACP”) and follows organic cultivation methods.

Fuente Semillera License / Registration as a Selected Seed Producer

Prior to December 31, 2018, under article 2.8.11.11.1 of Decree 631 of 2018, licensed cannabis producers had the right to register before the Colombian Agricultural Institute (“ICA”) the genetics of any cannabis strain found in Colombia without having to declare or specify its origin. This right, known as “Fuente semillera”, works a mechanism to legalize the sources of cannabis genetics already existing in Colombia, by allowing licensees to initiate the formal proceedings before the ICA, required to register such genetics in the Colombian National Plants Registry or “Registro Nacional de Cultivares.” In this sense, each strain registered as Fuente semillera belongs to each licensee, giving it the right to grow its own strain of cannabis as opposed to having to purchase registered strain from other licensed producers. Since December 31, 2018, we have registered 12 varieties as our own Fuente semillera. This registration enables Flora to grow its own strain of cannabis as opposed to having to purchase registered strain from other licensed producers. To date, four of our 12 registered varieties have passed the Agronomic Evaluation Test.

Psychoactive Cannabis Cultivation License

On August 22, 2019, the Company applied to the Ministry of Justice and Law for a psychoactive cannabis license (the “Psychoactive Cannabis License”), which initially authorized the cultivation of psychoactive cannabis plants for (i) the production of seeds for planting and (ii) the manufacture of derivatives; but later, the license was modified and currently authorizes the cultivation of psychoactive cannabis for research and export purposes. Besides cultivation, licensees also have an authorization to store, commercialize, distribute and transport psychoactive cannabis plants, as well as dried cannabis flower. Flora obtained this license on March 10, 2021 and received an updated export permit of 43,612.6 kilograms on March 11, 2022.

As of February 2023, we have modified our quotas as follows:

Flower Export	29,313.40 kg
Derivatives Export	12,279.60 kg
Derivatives Domestic Use	1,216.70 kg
Derivatives Research	1,305.3 kg
Total	44,114.90 kg

Cannabis Manufacturing License

On August 14, 2019, Flora applied to the Ministry of Health and Social Protection (the “Ministry of Health”) for its cannabis manufacturing license and received the cannabis manufacturing license as of November 9, 2020.

ICA Permit

Flora currently has: (i) Registration as a producer of selected seed granted by the ICA in 2020; (ii) Registration as a Cannabis Breeding Research Unit granted by the ICA in 2020; (iii) Registration as a seed cannabis export granted by the ICA in 2022; (iv) Registration as a seed cannabis import granted by the ICA in 2022. Additionally, since the first quarter of 2022, Flora has registered four varieties of medicinal cannabis in the ICA National Registry of Commercial Cultivars which allows Flora to develop psychoactive and non-psychoactive cannabis crops for commercial purposes.  Commercial planting and harvests are ongoing at the Cosechemos Farm.

Non-Psychoactive Cannabis License

We applied for a non-psychoactive cannabis license (the “Non-Psychoactive Cannabis License”) on September 6, 2018, and the Ministry of Justice and Law granted it on May 15, 2019, by means of Resolution N° 484 of 2019. Initially, the License of Non-Psychoactive Cultivation granted us the right to cultivate non-psychoactive cannabis plants for: (a) the production of grains and seeds, (b) manufacture of derivatives, and (c) industrial purposes; but later this license was modified and today it also allows us to cultivate non-psychoactive cannabis for research and export purposes. The Non-Psychoactive Cannabis Cultivation License does not require a quota. The license is valid for up to five (5) years and, with the new regulation of Decree 811 of 2021, it can be renewed for an additional period of ten (10) years. The Colombian State maintains the right to monitor the activities carried out by the corresponding licensee.

Flora’s Non-Psychoactive Cannabis License allows for the cultivation, production and distribution of CBD dominant cannabis oils and derivative products for the medicinal cannabis market in Colombia and other low THC non-psychoactive cannabis over-the-counter markets as they arise. In Colombia, there are approximately 500 companies with a Non-Psychoactive Cannabis Cultivation License.

It is important to note that, in compliance with its international obligations, Colombia establishes an annual limit for the production volume of cannabis plants and derivatives, which is monitored by the International Narcotics Control Board. Based on this limit, the Colombian government established a quota system, in order to control the amount of psychoactive cannabis production per license. This means that for the Psychoactive Cannabis License, licensees must first apply for a specific crop or manufacturing quota, before beginning production. Such restriction is not applicable to non-psychoactive cannabis production, and therefore not applicable to the Non-Psychoactive Cannabis License.

Other Licenses and Registrations

Compliance and Registrations for our Skincare and Beauty Products

Mind Naturals manufactures products under strict international standards. Pursuant to Colombian law, Mind Naturals is permitted to manufacture, sell and export beauty and cosmetics products made from CBD and other natural ingredients.

All Mind Naturals products are registered with INVIMA, Colombia’s food and drug regulatory agency. Currently, Mind Naturals has licenses from INVIMA for its products.

Operating License and Registrations for Dermo-Cosmetic Products

In 2012, Flora Lab 2 focused its efforts on the construction of its production facility and received an operating license from INVIMA in November 2012. This operating license allows Flora Lab 2 to produce cosmetic products. This license is still in force. In 2013, the manufacturing and commercialization of Flora Lab 2’s brand products and third-party products commenced. Each product requires an individual registration. Flora Lab 2 currently has over 80 registered products for Flora Growth and from third parties. Flora Lab 2 provides design, manufacture, bottling and packaging services of cosmetics, food supplements, and phytotherapeutics.

Licenses for our Pharmaceutical Products

Flora Lab 2’s portfolio of products includes over 80 registered products that positively position Flora and its brands with the Colombian consumer. The breakdown is as follows: food (2), cosmetics (59), phytotherapeutics (4), drugs (12) and supplements (8).

The build out of Flora Lab 4 was completed in February 2023 and is scheduled for GMP inspection at the end of March 2023. Flora Lab 4 develops cannabinoid drug compounds and is completing a GMP certification for non-sterile compounded drugs (topical, oral, among others). Once GMP is complete, Flora Lab 4 would be one of the first laboratories in Colombia with a cannabis certification to prepare compounded drugs, allowing for the development and commercialization of cannabis medicines in different pharmaceutical forms, such as drops, ointments, capsules, and suppositories. With the buildout complete, Flora Lab 4 is already in development of these pharmaceutical forms and distribution would begin upon receiving GMP cannabis certification.

Sanitary Registers for our Food and Beverages Products

The Company holds three sanitary registrations with INVIMA for the production and export of its juices, beverages and tuna.

Our Intellectual Property Portfolio

We rely on a combination of trademark, patent, copyright and trade secret protection laws in Colombia, the United States and other jurisdictions to protect our intellectual property and our brands. We have applied for, and we have received approvals from INVIMA and other regulatory agencies in Colombia, for our beauty and skincare, pharmaceutical, loungewear, and food and beverage products. See “—Regulation of our Industry.” As of December 31, 2022, we held approximately 100 approvals and registrations for our various products and such registrations have expiration dates ranging through July 2031, most with options to renew upon expiration. We do not anticipate any difficulty renewing these registrations to the extent we choose to do so.

Regulation of Our Industry

Regulatory Framework in the United States

Packaging, Labeling and Advertising

The processing, formulation, manufacturing, packaging, labeling, advertising and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, HHS, the USDA and the United States Environmental Protection Agency (the “EPA”). These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are sold. Regulations may prevent or delay the introduction, or require the reformulation of our products, which could result in lost sales and increased costs to the Company. A regulatory agency may not accept the evidence of safety for any new ingredients that we may want to market, or may determine that a particular product or product ingredient presents an unacceptable health risk. Regulatory agencies may also determine that a particular statement of nutritional support on our products, or a statement that we want to use on our products, is an unacceptable drug claim or an unauthorized version of a food “health claim”, or that particular claims are not adequately supported by available scientific evidence. Any such regulatory determination could prevent us from marketing particular products or using certain statements on those products, which could adversely affect our sales and results of operations.

Developments in the laws and regulations governing our products may result in a more stringent regulatory landscape, which could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products that we are unable to reformulate, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling requirements, additional scientific substantiation requirements, and other requirements or restrictions. Such developments could increase our costs significantly, which could have a material adverse effect on our business, financial condition and results of operations.

Cannabis for Medical Purposes

The United States healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we will provide and bill for telehealth services, our contractual relationships with our providers, vendors and clients, our marketing activities, and other aspects of our planned operations. Of particular importance are:

•	The federal physician self-referral law, commonly known as the Stark Law, that generally prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services.

•	The federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for, or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

•	The criminal healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations (collectively, “HIPAA”), and related rules which prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

•	The federal False Claims Act, which imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits.

•	Reassignment of payment rules which prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs.

•	Similar state law provisions pertaining to anti-kickback, self-referral and false claims issues.

•	State laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions, or engaging in certain practices such as splitting fees with physicians.

•	Laws that regulate debt collection practices as applied to our debt collection practices.

•	Certain provisions of the Social Security Act that impose criminal penalties on healthcare providers who fail to disclose, or refund known overpayments.

•	Federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered.

•	Federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to enroll and participate in the Medicare and Medicaid programs, and to report certain changes in their operations to the agencies that administer these programs.

Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment, recoupment, imprisonment, loss of enrollment status and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with applicable regulatory requirements could impose liability on us and negatively affect our business. Any action against us for violation of these laws or regulations could cause us to incur significant legal expenses, divert our management’s attention from business operations, and result in adverse publicity.

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. We cannot assure you that any new or changed healthcare laws, regulations or standards will not materially adversely affect our planned telehealth services business.

Regulatory Framework in Colombia

Our cultivation operations are in Colombia and are carried out through Cosechemos. As a cultivator of non-psychoactive, psychoactive cannabis and manufacturer of cannabis derivatives, the Company is substantially dependent on the licenses for cultivation, production and other regulatory activities granted to Cosechemos.

Over the past 50 years, Colombia has developed comprehensive regulation that took a hardline approach to narcotics and trafficking in response to the growing influence of international treaties and the efforts of governments to coordinate their drug policies. In the mid-1990s, Colombia decriminalized the personal possession and consumption of cannabis under Constitutional Court Ruling C-221 of 1994. While this represented a shift in approach by Colombian lawmakers, a constitutional amendment through Legislative Act 02 of 2009 reversed the effects of Ruling C-221 of 1994 and reinstated the prohibition on personal possession and consumption of narcotic or psychotropic substances, even on a personal dose basis, unless supported by a medical prescription.

Despite the constitutional amendment in 2009, Colombian cannabis legislation trended towards a preventative and rehabilitative approach. The Constitutional Court of Colombia, through rulings SU-642 of 1998 and C-336 of 2008, among others, established that the right to the free development of personality, also known as the right to autonomy and personal identity, grants individuals the right to self-determination, the freedom and independence to govern his/her own existence and determine a lifestyle according to his/her own interests; provided, that the rights of others and the constitutional order are respected.

In January 2013, the Advisory Commission on Drug Policy (the “Drug Policy Commission”) was established to provide recommendations on how legislation should treat criminal networks and citizen drug users, as well as the quantities to be considered as suitable personal amounts. In July 2014, the Drug Policy Commission issued an initial report submitted to the Ministry of Justice and Law analyzing the conditions of drug use in Colombia and proposing guidelines to update the policy.

In May 2015, the Drug Policy Commission published its final report, which proposed a review of the drug policy in the country and made important recommendations, such as: (i) the creation of an agency for drug policy; (ii) measures to help reduce the risk to consumers; (iii) to rethink the fumigation involved with cultivation; (iv) regulation of medicinal cannabis; (v) alternative means of measuring the success of policies against drugs; (vi) modernize the National Statute on Drugs and Psychoactive Substances; and (vii) to lead the global drug policy debate.

As a result of the final report of the Drug Policy Commission, the Colombian President approved and sanctioned Law 1787 of 2016 to regulate the use of cannabis for therapeutic purposes. The law marked a new direction in the legislative approach to drugs. Law 1787 amended articles 375, 376 and 377 of the Colombian Criminal Code (the “Criminal Code”) to eliminate penalties against the medical and scientific use of cannabis used under a license granted by the competent authorities. This amendment was necessary because the Criminal Code expressly established financial penalties and prison sentences for those who cultivate, preserve or finance marijuana plantations, among other related activities.

The following table summarizes the regulations applicable to the cultivation, manufacture, import, export and use of cannabis in Colombia.

Regulation:	Regulates:
Law 30 of 1986	By which the National Narcotics Statute is adopted.
Law 1787 of 2016	Creates a regulatory framework that allows safe and informed access to the medical and scientific use of cannabis and its derivatives in the Colombian national territory.
Decree 780 of 2016	Regulates matters concerning safe and informed access to the medical and scientific use of cannabis (Develops Law 1787).
Decree 613 of 2017 modifies Decree 780 of 2016

Regulates Law 1787 establishing a licensing system and process, defines psychoactive and non-psychoactive cannabis and the quota system for psychoactive cannabis pursuant to Single Convention of Narcotics of 1961 and its amendments.

Decree 811 of 2021

Regulates Law 1787 and replaces Decree 613 of 2017, modifying the licensing process, allowing the export of dried cannabis flower, adding additional requirements to license applications for psychoactive, non-psychoactive cannabis and use of seeds planting of grain.

Resolution 227 of 2022 of the Ministries of Justice, Health, Agriculture and Commerce

Regulates Decree 811 of 2021 that replaces Title 11 of Part 8 of Book 2 of Decree 780 of 2016, in relation to licenses, quotas and authorizations for safe and informed access to the use of cannabis and the cannabis plant, its derivatives and products, and establishes other provisions. Replaces and repeals the provisions contained in Resolution 2892 of 2017 of the Ministry of Health and Social Protection, Resolution 577 of 2017 of the Ministry of Justice and Law and Resolution 579 of 2017 issued by the Ministries of Agriculture and Rural Development, Justice and Law and Health and Social Protection.

Resolution 539 of 2022 of the Ministries of Justice, Health and Agriculture

Regulates Decree 811 of 2021 that replaces Title 11 of Part 8 of Book 2 of Decree 780 of 2016 in relation to foreign trade operations of seeds for sowing, grain, plant component, cannabis plants, cannabis, derivatives of cannabis and related products.

Resolution 578 of 2017 from the Ministry of Justice and Law

Establishes the tariff manual for the payment of the evaluation and monitoring and control costs to be paid by natural and legal persons applying for these licenses:

a. Seed Use

b. Cultivation of psychoactive plants (High-THC cultivation license)

c. Cultivation of non-psychoactive plants (Low-THC cultivation license).

Resolution 2891 of 2017 from the Ministry of Health

Establishes the tariff manual for the payment of the evaluation and monitoring and control costs to be paid by natural and legal persons applying for a license to manufacture cannabis derivatives for medicinal and scientific use.

Resolution 1478 of 2006 from the Ministry of Health modified by Resolution 315 of 2020.

Regulates the control, monitoring and surveillance of the import, export, processing, synthesis, manufacture, distribution, dispensing, purchase, sale, destruction and use of controlled substances, medicines or products containing them and on those which are State Monopoly.

Decree 2200 of 2005 from the Ministry of Health	Regulates pharmaceutical services including the Magistral Preparations.
Guidelines for the GEP certification for Magistral Preparations with Cannabis issued the 25 of October 2019 by INVIMA	Establishes the requirements for labs to obtain the GEP certification for the fabrication of Magistral Preparations with Cannabis derivatives

Licenses

The Ministries of Health, Justice and Agriculture issued Decree 613 of 2017 subsequently modified by Decree 811 of 2021, to define the licenses that can be granted with respect to permitted activities related to medical cannabis that include: (i) the production of seeds for sowing, (ii) production and transformation of grain, (iii) manufacture of cannabis derivatives, (iv) research, (v) export, (vi) industrial purposes, (vii) commercialization, among other activities, derived from the cultivation and manufacture of psychoactive and non-psychoactive cannabis plants according to each license.

Apart from a psychoactive cannabis license, Cosechemos has obtained licenses in each of the above categories, necessary to carry out its operations. Licenses are not transferable, interchangeable or assignable and are valid for five years and may be renewed for additional periods of ten (10) years upon request. Each of the licenses is up-to-date and has not expired. None of the Licenses are subject to current, pending or committed regulatory action.

Magistral Preparations

We intend to produce a category of products known as cannabis extemporaneous (magistral) preparation, previously regulated by Decree 613 of 2017 and now by Decree 811 of 2021 and Decree 2200 of 2005. Extemporaneous (magistral) preparations are personalized prescription products that do not require a sanitary license for the product but rather for the establishment that produces the product. As they are not mass-market products, but exclusively for a patient, these must be prepared by a licensee in an establishment that complies with the standards of Good Manufacturing Practices (BPE). For the sale and distribution of these medicines in Colombia, it is necessary to comply with the Guidelines for GMP certification for Extemporaneous (Magistral) Preparations with Cannabis issued on October 25, 2019 by INVIMA. We are required to operate, or have an agreement with, a laboratory that is certified according to GMP for extemporaneous (magistral) preparations with cannabis. Flora Lab #4 will be our production facility. Construction was completed in late February 2023. Inspection for the BPE/GMP is scheduled for March 27. 2023.

Strains registration

Cosechemos has varieties of cannabis in various stages of the registration process. Each strain, whether high or low in THC, must undergo an agronomic evaluation by the ICA. In order for strains to be included in the National Cultivar Registry, the following steps must be completed: (i) Genetic Stabilization; (ii) Agronomic Test; (iii) Phase 1 strain registry (legal document that allows the license to enter a strain in the registry); and (iv) Strain registration phase 2 (registration that allows the licensee to market any cannabis product derived from the specific strain in the registry). The harvest is also in the process of agronomic evaluation of additional strains. Based on the yields of each strain, as determined by agronomic testing, “COSECHEMOS YA” may decide to register fewer strains than available. The decision to complete the registration process of a strain will depend on several factors, from biomass yields, cannabinoid profile, average cannabinoid content, resistance to pests among others as determined by agronomic tests, and the intended uses by the company.

Cosmetic Regulations

The Company’s business also includes the manufacturing and marketing of cosmetics, including some with Cannabidiol (CBD) in Colombia. Cosmetic products in Colombia are regulated by regulations issued by the Andean Community of Nations.

The relevant regulations in health regulatory matters for Cosmetic Products are the following: Decision 833 of 2018 of the of the Andean Community of Nations upgrade sanitary regulation for the manufacture and commercialization of Cosmetic Products in the countries of the Andean Community (Bolivia, Colombia, Ecuador and Peru).

The relevant regulations in health regulatory matters for Cosmetic Products are the following:

•

Decision 833 of 2018 of the of the Andean Community of Nations upgrade sanitary regulation for the manufacture and commercialization of Cosmetic Products in the countries of the Andean Community (Bolivia, Colombia, Ecuador and Peru).

•

Decision 516 of 2002 of the Andean Community of Nations establishes a sanitary regulation for the manufacture and commercialization of Cosmetic Products in the countries of the Andean Community (Bolivia, Colombia, Ecuador and Peru). Established for the labeling mandatory requirements.

•	Decree 219 of 1998, which regulates the quality and control of Cosmetic Products.

•	Law 9 of 1979, which establishes the general framework for health surveillance and control.

In Colombia, cosmetics must undergo a registration process called Mandatory Sanitary Notification (NSO), which is supervised by INVIMA, prior to marketing. Applicable regulations establish requirements related to labeling, manufacturing facilities, and product composition. The general Colombian regulatory framework on specific cannabis issues limits the manufacture of products with cannabis derivatives with a maximum of 1% THC (psychoactive component) but that the product must demonstrate and comply with the respective international regulations with contents below 0.3% or 0.2% THC.

Ingredients in the list of accepted ingredients of the Personal Care Products Council (PCPC) in the United States, Cosmetic ingredient database CosIng in the European Commission database for information on cosmetic substances and Cosmetic products marketed in the Andean Subregion must comply with the international lists of ingredients below that may or may not be incorporated into cosmetic products and their corresponding functions and restrictions or conditions of use.

•	The lists and provisions issued by the Food & Drug Administration of the United States (FDA);

•	The Personal Care Products Council’s cosmetic ingredient listings;

•	European Union Directives or Regulations governing cosmetic ingredients; and

•

Cosmetic Ingredient Listings Europe – The Personal Care Association. As long as the governmental entities that are in charge of the regulation, surveillance and sanitary control of cosmetic products, according to the national legislation of each member country of the Andean Subregion, namely Bolivia, Colombia, Ecuador and Peru do not take a decision under Article 5 of Andean Decision 833 of 2018, member countries shall use the least restrictive list and the ingredients contained in the European cosmetic (CosIng) are permitted in cosmetic products, including the following cannabis ingredients: Cannabis sativa seed extract, Cannabis Sativa glycer glycertic seed oil-8, Sativa-8 cannabis seed esters, Cannabis Sativa Seedcake, Cannabis Sativa seed powder, Hydrolyzed Sativa cannabis seed extract, Hydrolyzed hemp seed, Cannabidiol - derived from extract or tincture or resin of cannabis, cannabidiol - synthetically produced, cannabidiol trisiloxane.

Regulatory Framework in Germany

The importation and distribution of medical cannabis in Germany is mainly covered by the German Narcotics Law (Betäubungsmittelgesetz or “BtMG”), the AMG, and the German Narcotics Foreign Trade Ordinance (Betäubungsmittel-Außenhandelsverordnung or “BtMAHV”) as well as the Single Convention on Narcotic Drugs (1961) (the “Single Convention”). The relevant competent authorities in Germany are the BfArM, the Federal Opium Authority (a sub-unit of the BfArM), and German Federal authorities.

Under Section 1(1) in conjunction with Annex I of BtMG, cannabis is a narcotic drug, subject to certain exceptions including seeds and cannabis from a certified source with a THC content of less than 0.2%, which are only used for scientific or commercial purposes and for which psychoactive abuse is excluded. It is a criminal offence in Germany to illicitly cultivate, produce and trade in cannabis or to import, export, transit, sell, supply, otherwise place it on the market or acquire or procure it in any other way, subject to the foregoing exemptions.

The Act on the Amendment of Narcotic Drugs and Other Regulations (Gesetz zur Änderung betäubungsmittelrechtlicher und anderer Vorschriften), which came into force on March 10, 2017, introduced an exception to allow the prescription and trade of cannabis for medical purposes. Prior to March 2017, the import of cannabis was not permitted, and pharmacies could request medical cannabis from abroad for specific patients only in exceptional circumstances (upon medical prescription), subject to a special case-by-case approval issued by BfArM. Since March 2017, cannabis cultivated for medical purposes outside Germany can be imported and marketed in Germany by private companies provided they have obtained the relevant licenses that must be in line with the Single Convention on Narcotic Drugs. When the German federal government legalized cannabis for medical purposes in March 2017, they also established a cannabis agency as part of BfArM. This agency controls cultivation, harvesting, processing, quality inspection, storage, packaging and distribution to wholesaler and pharmacists or manufacturers.

EU-GMP Certification

The guidelines on EU GMP describe the minimum standard that a pharmaceutical manufacturer must meet in its production processes according to European standards. Any pharmaceutical manufacturer wishing to import medicinal products into the European Union must comply with EU GMP.

A prerequisite under EU GMP is that medicinal products must be of consistently high quality, suitable for their intended use and meet the requirements of the marketing authorization based on stability data. For this reason, an EU-GMP certification facilitates the movement of goods and contributes to the credibility of the product. In general, Article 51 of Commission Directive 2001/83/EC requires that each and every batch imported from an European Union country outside the European Union is checked to ensure that it complies with EU-GMP standards. If a manufacturer in a non-EU country has an EU-GMP certification for its medicinal product, this batch testing is not required pursuant to Article 51(2) of Commission Directive 2001/83/EC.

Under German law, the EU-GMP guidelines must be complied with respect to medicinal products and active substances that are manufactured, tested, stored, placed on the market in Germany, brought into or out of the German   territory, imported or exported.

Regime	Treatment Under the Current German Regulatory Framework
Prescribing and Dispensing	•	The legal framework enables doctors to prescribe medical cannabis.
	•	Dispensed in the form of medicinal cannabis flowers, as a cannabis extract or as a finished product containing active THC.
•

Pursuant to the BtMG, only pharmacies are permitted upon a special prescription to supply cannabis to patients in the form of cannabis flowers, cannabis extracts (magistral preparations) or dronabinol or as finished products containing natural or synthetic cannabinoids.

•

The exact recipe instructions for such magistral preparations are laid down in the New Prescription Form, which is the standard work for drug production in pharmacies and is part of the German Drug Codex.

Reimbursement	•	Health insurance is statutorily mandated in Germany, and residents are covered by either statutory health insurance plans (covering approximately 90% of the population) or private health insurance. Currently, the costs of medical cannabis are covered by German health insurance.
	•	Since March 10, 2017, medical cannabis can be prescribed at the expense of the statutory health insurance companies in Germany upon their prior approval.
	•	Insured persons with a serious disease are entitled to be supplied with cannabis in the form of dried flowers or extracts in standardized quality (and pharmaceuticals containing the active substances dronabinol or nabilone) if a generally recognized treatment in accordance with medical standards is not available or cannot be used in the individual case and there is a prospect of positive effect on the course of the disease or person’s symptoms according to Section 31 Paragraph 6 German Social Insurance Code (Fünftes Sozialgesetzbuch).
	•	The new Law for More Safety in the Supply of Pharmaceuticals (Gesetz für mehr Sicherheit in der Arzneimittelversorgung) which became effective in August 2019 enables patients who have been granted an approval to switch smoothly between cannabis products without having to wait for a new approval.
Licensing Requirements	•	In order to import and distribute medical cannabis in Germany, a private company needs a License for the Trade in Narcotic Drugs, and a Wholesale Trading License from local health authorities. Franchise currently owns two subsidiaries, ACA Müller and Phatebo that have these licenses.
	•	If cannabis is imported from non-EU/EEA countries, the company will also need an import/manufacture license for pharmaceuticals issued by the relevant health authority. For each individual shipment of cannabis an import permit will be required after the narcotics license is granted.
	•	A License for the Trade in Narcotic Drugs is required for all operations relating to the trading of narcotic drugs (such as cannabis), including, among others, cultivation, production, import and export. This license is issued by the Federal Opium Agency, a division of BfArM.
Importation	•	An Import Authorization for narcotics issued by the Federal Opium Agency is required for each import of narcotics into Germany.
	•	An Import Authorization for narcotics can only be obtained by a company with business activities in Germany. The authorities have broad rights with respect to issuing Import Authorizations and may refuse to grant an Import Authorization or, in certain circumstances, restrict the quantity of the narcotics being imported.
	•	An Import Authorization cannot be transferred to third parties and is limited to a maximum of three months (or six months for imports by sea). If the narcotics are not imported within this time frame, the import authorization must be returned to BfArM.
	•	A company applying for a License for the Trade in Narcotic Drugs and an Import Authorization for narcotics must meet various requirements, including among other, an appointment of a responsible person with relevant expertise responsible for compliance with the regulations governing narcotics, compliance with applicable security measures and certain recordkeeping and reporting requirements.
Wholesale Trading License	•	Medical cannabis falls under the definition of a medicinal product, as defined in the GMA, and requires a Wholesale Trading License if a private company engages in wholesale trading of medical cannabis.
	•	Wholesale trading is defined broadly and includes any professional or commercial activity involving the procuring, storing, supplying or exporting of medicinal products, with the exception of the dispensing of medicinal products to consumers other than physicians, dentists, veterinarians or hospitals.
	•	A company applying for an Import Authorization for narcotics with respect to the import of medical cannabis into Germany generally is also in possession of a Wholesale Trading License. Both of Franchise’s German subsidiaries, Phatebo and ACA Müller, hold these licenses.
Other Licenses	•	A company importing medical cannabis from non-EU/EEA countries is required to have an Import License for pharmaceuticals pursuant to Section 72 of the GMA.
•

There are several other licenses that might also be required for certain types of medical cannabis products or activities (such as a manufacturing license, in case the medical cannabis is processed, packed, labeled or market released in Germany according to Section 13 of the GMA). Both of Franchise’s subsidiaries ACA Müller and Phatebo have the radiation license.

Human Capital Resources

As of December 31, 2022, we had a total of 343 employees, 337 of which were full-time and six were part-time. A total of 94 of our employees and consultants were based in the United States and 249 of our employees and consultants were based internationally.

To our knowledge, none of our employees are represented by a labor organization or are a party to any collective bargaining arrangement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Additional Information

Our website is at www.floragrowth.com. We make available, free of charge, on our investor relations section under the heading “Flora Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website address is included in this Annual Report only as an inactive textual reference. Information contained on, or available through, our website is not incorporated by reference in, or made a part of, this Annual Report.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below, as well as other information contained in this report, including the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, results of operations, financial condition, and cash flows.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We are an early-stage company with limited operating history and may never become profitable.

We are an early-stage company focused on cultivating, processing, manufacturing and supplying natural, medicinal-grade cannabis flower and high-quality cannabis derived medical and wellness products to large channel distributors and retailers globally. Formed in March 2019, we have a limited operating history. In April of 2022, Flora began commercial cannabis cultivation with the passage of the latest Colombian cannabis resolution after two successful years cultivating and harvesting cannabidiol (“CBD”) and Tetrahydrocannabinol (“THC”) for derivatives, while investigating cultivars with the Instituto Colombiano Agropecuario (“ICA”). We have produced oil extracts, however only on a smaller scale, and we will require time to maximize production and refine operating procedures. We have engaged medical wholesalers and distributors with whom we intend to engage in long term supply agreements although we have only begun the import process with most local cannabis legal operations with local jurisdictions. We have limited financial resources and minimal operating cash flow. For the years ended December 31, 2022 and 2021, we had losses of $52.6 million and $21.4 million, respectively, and as of December 31, 2022 an accumulated deficit of $90.9 million.

Additionally, there can be no assurance that additional funding will be available to us for the development of our business, which will require the commitment of substantial resources. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we may be unable to:

•	successfully implement or execute our business plan, or that our business plan is sound;
•	adjust to changing conditions or keep pace with increased demand;
•	attract and retain an experienced management team;
•	successfully integrate businesses that we acquire; or
•	raise sufficient funds in the capital markets to effectuate our business plan, including product development, licensing and approvals.

Recent and future acquisitions and strategic investments could be difficult to integrate, divert the attention of key management personnel, disrupt our business, dilute shareholder value, may subject us to liability, and harm our results of operations and financial condition.

We have recently acquired Just Brands LLC and Franchise Global Health Inc. and have a history of acquisitive activity, and we may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement our operations or expand our breadth, enhance our capabilities, or otherwise offer growth opportunities.  Our diversity of product offerings may not be successful. While our growth strategy includes broadening our service and product offerings, implementing an aggressive marketing plan and employing product diversification, there can be no assurance that our systems, procedures and controls will be adequate to support our operations as they expand.  We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of our planned growth and diversified product offerings, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. Additionally, the integration of our acquisitions and pursuit of potential future acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In addition, we have limited experience in acquiring other businesses. Specifically, we may not successfully evaluate or utilize the acquired products, assets or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges.

We may not be able to find and identify desirable acquisition targets or we may not be successful in entering into an agreement with any one target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could harm our results of operations. In addition, if an acquired business fails to meet our expectations, our business, results of operations, and financial condition may suffer.  In some cases, minority shareholders may exist in certain of our non-wholly-owned acquisitions (for businesses we do not purchase as an 100% owned subsidiary) and may retain minority shareholder rights which could make a future change of control or corporate approvals for actions more difficult to achieve and/or more costly.

We also make strategic investments in early-stage companies developing products or technologies that we believe could complement our business or expand our breadth, enhance our technical capabilities, or otherwise offer growth opportunities. These investments may be in early-stage private companies for restricted stock. Such investments are generally illiquid and may never generate value. Further, the companies in which we invest may not succeed, and our investments would lose their value.

Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized, or we may be exposed to unknown risks or liabilities of our acquisitions. Furthermore, we may be subject to unknown liabilities of the businesses we acquire. In addition, we may become subject to legal proceedings in connection with the businesses of, or resulting from, our acquisitions. For example, we have become party to certain litigation as a result of our acquisition of Franchise, which falls under certain indemnification protections obtained in the acquisition. For more information, see Item 3 “Legal Proceedings.”

Certain conditions or events could disrupt the Company’s supply chains, disrupt operations, and increase operating expenses.

Conditions or events including, but not limited to, the following could disrupt the Company’s supply chains and in particular its ability to deliver its products, interrupt operations at its facilities, increase operating expenses, resulting in loss of sales, delayed performance of contractual obligations or require additional expenditures to be incurred: (i) extraordinary weather conditions or natural disasters such as hurricanes, tornadoes, floods, fires, extreme heat, earthquakes, etc.; (ii) a local, regional, national or international outbreak of a contagious disease, including the COVID-19 coronavirus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, or any other similar illness could result in a general or acute decline in economic activity; (iii) political instability, social and labor unrest, war or terrorism, including the current conflict between Russia and Ukraine; or (iv) interruptions in the availability of basic commercial and social services and infrastructure including power and water shortages, and shipping and freight forwarding services including via air, sea, rail and road.

Cannabis laws, regulations, and guidelines are dynamic and subject to changes.

Cannabis laws and regulations are dynamic and subject to evolving interpretations which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. It is also possible that regulations may be enacted in the future that will be directly applicable to certain of our products and/or aspects of our businesses. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. Management expects that the legislative and regulatory environment in the cannabis industry in Colombia and internationally will continue to be dynamic and will require innovative solutions to try to comply with this changing legal landscape in this nascent industry for the foreseeable future. Compliance with any such legislation may have a material adverse effect on our business, financial condition and results of operations.

Public opinion can also exert a significant influence over the regulation of the cannabis industry. A negative shift in the public’s perception of the cannabis industry could affect future legislation or regulation in different jurisdictions.

Demand for cannabis and derivative products could be adversely affected and significantly influenced by scientific research or findings, regulatory proceedings, litigation, media attention or other research findings.

The legal cannabis industry is at a relatively early stage of its development. Consumer perceptions regarding legality, morality, consumption, safety, efficacy and quality of medicinal cannabis are mixed and evolving and can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of medicinal cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the medicinal cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity, could have a material adverse effect on the demand for medicinal cannabis and on our business, results of operations, financial condition and cash flows. Further, adverse publicity reports or other media attention regarding cannabis in general or associating the consumption of medicinal cannabis with illness or other negative effects or events, could have such a material adverse effect. Public opinion and support for medicinal cannabis use has traditionally been inconsistent and varies from jurisdiction to jurisdiction. Our ability to gain and increase market acceptance of our business may require substantial expenditures on investor relations, strategic relationships and marketing initiatives. There can be no assurance that such initiatives will be successful and their failure to materialize into significant demand may have an adverse effect on our financial condition.

Damage to the Company’s reputation can be the result of the actual or perceived occurrence of any number of events, and could include any negative publicity, whether such publicity is accurate or not.

The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views regarding the Company and its activities, whether true or not. Although the Company believes that it operates in a manner that is respectful to all stakeholders and that it takes pride in protecting its image and reputation, it does not ultimately have direct control over how it is perceived by others. Reputational loss may result in decreased ability to enter into new customer, distributor or supplier relationships, retain existing customers, distributors or suppliers, reduced investor confidence and access to capital, increased challenges in developing and maintaining community relations and an impediment to our overall ability to advance our projects, thereby having a material adverse effect on our financial performance, financial condition, cash flows and growth prospects.

We are subject to the inherent risk of exposure to product liability claims, actions and litigation.

As a distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused bodily harm or injury. In addition, the sale of our products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Adverse reactions resulting from human consumption of our products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that our products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning health risks, possible side effects or interactions with other substances. Product liability claims or regulatory actions against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on our results of operations and financial condition. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our potential products.

We are subject to the inherent risks involved with product recalls.

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin, or at all. In addition, a product recall may require significant management attention. There can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if our products are subject to recall, our reputation could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on our results of operations and financial condition. Additionally, product recalls may lead to increased scrutiny of our operations by regulatory agencies, requiring further management attention, potential loss of applicable licenses, and potential legal fees and other expenses.

The Company’s products could have unknown side effects.

If the products the Company sells are not perceived to have the effects intended by the end user, its business may suffer and the business may be subject to products liability or other legal actions. Many of the Company’s products contain innovative ingredients or combinations of ingredients. There is little long-term data available with respect to efficacy, unknown side effects and/or interaction with individual human biochemistry, or interaction with other drugs. Moreover, there is little long-term data available with respect to efficacy, unknown side effects and/or its interaction with individual animal biochemistry. As a result, the Company’s products could have certain side effects if not taken as directed or if taken by an end user that has certain known or unknown medical conditions.

The Company may be unable to anticipate changes in its potential client requirements that could make the Company’s existing products and services obsolete. The Company’s success will depend, in part, on its ability to continue to enhance its product and service offerings so as to address the increasing sophistication and varied needs of the market and respond to technological and regulatory changes and emerging industry standards and practices on a timely and cost-effective basis.

Research regarding the medical benefits, viability, safety, efficacy, use and social acceptance of cannabis or isolated cannabinoids (such as CBD and tetrahydrocannabinol (“THC”)) remains in early stages.

There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids (such as CBD and THC). Although the Company believes that the articles, reports and studies support its beliefs regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, future research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, cannabis. Given these risks, uncertainties and assumptions, investors should not place undue reliance on such articles and reports. Future research studies and clinical trials may draw opposing conclusions to those stated herein or reach negative conclusions related to medical cannabis, which could have a material adverse effect on the demand for the Company’s products, which could result in a material adverse effect on our business, financial condition and results of operations or prospects.

Our growth depends, in part, on expanding into additional consumer markets, and we may not be successful in doing so.

We believe that our future growth depends not only on continuing to provide our current customers with new products, but also continuing to enlarge our customer base. The growth of our business will depend, in part, on our ability to continue to expand in the United States, as well as into international markets. We are investing significant resources in these areas, and although we hope that our products will gain popularity, we may face challenges that are different from those we currently encounter, including competitive merchandising, distribution, hiring, and other difficulties. We may also encounter difficulties in attracting customers due to a lack of consumer familiarity with or acceptance of our brand, or a resistance to paying for premium products, particularly in international markets. In addition, although we are investing in sales and marketing activities to further penetrate newer regions, including expansion of our dedicated sales force, we may not be successful. If we are not successful, our business and results of operations may be harmed.

Fluctuations in the cost and availability of raw materials, equipment, labor, and transportation could cause manufacturing delays or increase our costs.

The price and availability of key components used to manufacture our products has been increasing and may continue to fluctuate significantly. In addition, the cost of labor within our company or at our third-party manufacturers could increase significantly due to regulation or inflationary pressures. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil, and availability can be limited due to political and economic issues. Any fluctuations in the cost and availability of any of our raw materials, packaging, or other sourcing or transportation costs could harm our gross margins and our ability to meet customer demand. If we are unable to successfully mitigate a significant portion of these product cost increases or fluctuations, our results of operations could be harmed.

We rely on third-parties for raw materials and to manufacture and compound some of our products. We have no control over these third parties and if these relationships are disrupted our results of operations in future periods will be adversely impacted.

We currently hold short term supply contracts with unaffiliated third-party vendors for our critical raw materials. In addition, some of our products are manufactured or compounded by unaffiliated third parties and the use of these third-party co-packers changes from time to time due to customer demand and the composition of our product mix and product portfolio. We do not have any long-term contracts with any of these third parties, and we expect to compete with other companies for raw materials, production and imported packaging material capacity. If we experience significant increased demand or need to replace an existing raw material supplier or third-party manufacturer, there can be no assurances that replacements for these third-party vendors will be available when required on terms that are acceptable to us, or at all, or that any manufacturer or compounder would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new sources, we may encounter delays in production and added costs as a result of the time it takes to engage third parties. Any delays, interruption or increased costs in raw materials and/or the manufacturing or compounding of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long-term.

The Company’s inventory has a shelf life and may reach its expiration and not be sold.

The Company holds finished goods in inventory and its inventory has a shelf life. Finished goods in the Company’s inventory may include cannabis flower, cannabis oil products and cosmeceuticals. The Company’s inventory may reach its expiration and not be sold. Although management regularly reviews the quantity and remaining shelf life of inventory on hand, and estimates manufacturing and sales lead times in order to manage its inventory, write-downs of inventory may still be required. Any such write-down of inventory could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company may not be able to maintain effective quality control systems.

The Company may not be able to maintain an effective quality control system. The Company ascribes its early successes, in part, on its commitment to product quality and its effective quality control system. The effectiveness of the Company’s quality control system and its ability to obtain or maintain good manufacturing practice (“GMP”) certification with respect to its manufacturing, processing and testing facilities depend on a number of factors, including the design of its quality control procedures, training programs, and its ability to ensure that its employees adhere to the Company’s policies and procedures. The Company also depends on service providers such as toll manufacturers and contract laboratories to manufacture, process or test its products that are subject to GMP certification requirements.

We expect that regulatory agencies will periodically inspect our and our service providers’ facilities to evaluate compliance with applicable GMP requirements. Failure to comply with these requirements may subject us or our service providers to possible regulatory enforcement actions. Any failure or deterioration of the Company’s or its service providers’ quality control systems, including loss of GMP certification, may have a material adverse effect on the Company’s business, results of operations and financial condition.

Energy prices and supply may be subject to change or curtailment due to new laws or regulations, imposition of new taxes or tariffs, interruptions in production by suppliers, imposition of restrictions on energy supply by government, worldwide price levels and market conditions.

The Company requires diesel and electric energy and other resources for its cultivation and harvest activities and for transportation of cannabis. The Company relies upon third parties for its supply of energy resources used in its operations. The prices for and availability of energy resources may be subject to change or curtailment, respectively, due to, among other things, new laws or regulations, imposition of new taxes or tariffs, interruptions in production by suppliers, imposition of restrictions on energy supply by government, worldwide price levels and market conditions. Although the Company attempts to mitigate the effects of fuel shortages, electricity outages and cost increases, the Company’s operations will continue to depend on external suppliers of fuel and electricity. If energy supply is cut for an extended period and the Company is unable to find replacement sources at comparable prices, or at all, the Company’s business, financial condition and results of operations could be materially and adversely affected.

The cannabinoid industry faces strong opposition and may face similar opposition in other jurisdictions in which we operate.

Many political and social organizations oppose hemp and cannabis and their legalization, and many people, even those who support legalization, oppose the sale of hemp and cannabis in their geographies. Our business will need support from local governments, industry participants, consumers and residents to be successful. Additionally, there are large, well-funded businesses that may have a strong opposition to the cannabis industry. For example, the pharmaceutical and alcohol industries have traditionally opposed cannabis legalization. Any efforts by these or other industries to halt or impede the cannabis industry could have detrimental effects on our business.

We are subject to the risks inherent in an agricultural business.

Our business involves the growing of cannabis outside of the United States, which is an agricultural product. The occurrence of severe adverse weather conditions, especially droughts, fires, storms or floods is unpredictable and may have a potentially devastating impact on agricultural production and may otherwise adversely affect the supply of cannabis. Adverse weather conditions may be exacerbated by the effects of climate change and may result in the introduction and increased frequency of pests and diseases. The effects of severe adverse weather conditions may reduce our yields or require us to increase our level of investment to maintain yields. Additionally, higher than average temperatures and rainfall can contribute to an increased presence of insects and pests, which could negatively affect cannabis crops. Future droughts might reduce the yield and quality of our cannabis production, which could materially and adversely affect our business, financial condition and results of operations.

The occurrence and effects of plant disease, insects and pests can be unpredictable and devastating to agricultural production, potentially rendering all or a substantial portion of the affected harvests unsuitable for sale. Even when only a portion of the production is damaged, our results of operations could be adversely affected because all or a substantial portion of the production costs may have been incurred. Although some plant diseases are treatable, the cost of treatment can be high and such events could adversely affect our operating results and financial condition. Furthermore, if we fail to control a given plant disease and the production is threatened, we may be unable to adequately supply our customers, which could adversely affect our business, financial condition and results of operations. There can be no assurance that natural elements will not have a material adverse effect on production.

The Company is subject to wholesale price volatility that could expose the Company to lower than anticipated revenues, gross margins, net income and cash flows.

The pharmaceutical distribution and cannabis industries are margin-based businesses in which gross profits depend on the excess of sales prices over costs. Consequently, profitability is sensitive to fluctuations in wholesale and retail prices caused by changes in supply (which itself depends on other factors such as weather, fuel, equipment and labor costs, shipping costs, economic situation, government regulations and demand), taxes, government programs and policies for the pharmaceutical distribution and cannabis industries (including price controls and wholesale price restrictions that may be imposed by government agencies responsible for the sale of pharmaceuticals and cannabis), and other market conditions, all of which are factors beyond our control. The Company’s operating income may be significantly and adversely affected by a decline in the price of pharmaceuticals and cannabis and will be sensitive to changes in the price of cannabis and the overall condition of the cannabis industry, as our profitability is directly related to the price of pharmaceuticals and cannabis. These prices affected by numerous factors beyond our control. Any price decline may have a material adverse effect on the Company’s business, financial condition and results of operations.

The Coronavirus (“COVID-19”) outbreak or similar pandemics could adversely affect our operations.

The Company’s operations could be significantly adversely affected by the effects of a widespread global outbreak of a contagious disease and other unforeseen events, including the outbreak of respiratory illness caused by COVID-19 and the related economic repercussions. We cannot accurately predict the effects COVID-19 will have on our operations and the ability of others to meet their obligations with the Company, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of travel and quarantine restrictions imposed by governments of affected countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could further affect the Company’s operations and ability to finance its operations.

Our operations could be materially and adversely affected if the supply of cannabis seeds is ceased or delayed and we do not find replacement suppliers and obtain all necessary authorizations.

If for any reason the supply of cannabis seeds is ceased or delayed, we would have to seek alternate suppliers for a number of our current cultivars and obtain all necessary authorization for the new seeds. If replacement seeds cannot be obtained at comparable prices, or at all, or if the necessary authorizations are not obtained, our business, financial condition and results of operations would be materially and adversely affected.

Many of our competitors have greater resources that may enable them to compete more effectively than us in the cannabis industry.

The industry in which we operate is subject to intense and increasing competition. Some of our competitors have a longer operating history and greater capital resources and facilities, which may enable them to compete more effectively in this market. We expect to face additional competition from existing licensees and new market entrants who are granted licenses in Colombia, who are not yet active in the industry. If a significant number of new licenses are granted in the near term, we may experience increased competition for market share and may experience downward pricing pressure on our products as new entrants increase production. Such competition may cause us to encounter difficulties in generating revenues and market share, and in positioning our products in the market. If we are unable to successfully compete with existing companies and new entrants to the market, our lack of competitive advantage will have a negative effect on our business and financial condition.

The Company could face competitive risks from the development and distribution of synthetic cannabis.

The pharmaceutical industry and others may attempt to enter the cannabis industry and, in particular, the medical cannabis industry through the development and distribution of synthetic products that emulate the effects of and treatment provided by naturally occurring cannabis. If synthetic cannabis products are widely adopted, the widespread popularity of such synthetic cannabis products could change the demand, volume and profitability of the botanical cannabinoid industry. This could adversely affect our ability to secure long-term profitability and success through the sustainable and profitable operation of our business.

The Company is reliant on third party transportation services and importation services to deliver its products to customers.

The Company relies on third party transportation services and importation services to deliver its products to its customers. The Company is exposed to the inherent risks associated with relying on third party transportation service-providers, including logistical problems, delays, loss or theft of product and increased shipping and insurance costs. Any delay in transporting the product, breach of security or loss of product, could have a material adverse effect on the Company’s business, financial performance and results of operations. Further, any breach of security and loss of product during transport could affect the Company’s status as a licensed producer in Colombia.

The Company is dependent on suppliers to supply equipment, parts and components for the operation of its business.

The Company’s ability to compete and grow will be dependent upon having access, at a reasonable cost and in a timely manner, to equipment, parts and components. No assurances can be given that the Company will be successful in maintaining the required supply of equipment, parts and components. It is also possible that the final costs of the major equipment contemplated by capital expenditure programs may be significantly greater than anticipated or available, in which circumstance there could be a materially adverse effect on the Company’s financial results.

We may not be able to establish and maintain bank accounts in certain countries.

There is a risk that banking institutions in countries where we operate will not open accounts for us or will not accept payments or deposits from proceeds related to the cannabis industry. Such risks could increase our costs or prevent us from expanding into certain jurisdictions.

We may not be able to renew certain of our leases.

Several of the properties or facilities that we utilize in our operations are leased for a specific term. There is a risk that we may not be able to extend the term on some or all of such leases or, if we do so, that the terms of any such lease extension will be favorable.  Likewise, there is a risk that some leases may expire and we will be required to relocate our operations to another location, thereby incurring costs.

The Company may be subject to cyber-security and privacy risks that could disrupt its operations and expose the Company to financial losses, contractual losses, liability, reputational damage and additional expense.

The Company may be subject to risks related to our information technology systems, including cyber-attacks, malware, ransomware and phishing attacks that could target our intellectual property, trade secrets, financial information, personal information of our employees, customers and patients, including sensitive personal health information. The occurrence of such an attack could disrupt our operations and expose the Company to financial losses, contractual damages, liability under labor and privacy laws, reputational damage and additional expenses. We have implemented security measures to protect our data and information technology systems; however, such measures may not be effective in preventing cyber-attacks. We may be required to allocate additional resources to implement additional preventative measures including significant investments in information technology systems. A serious cyber-security breach could have a material adverse effect on our business, financial condition and results of operations.

The Company may collect and store certain personal information about customers and is responsible for protecting such information from privacy breaches. A privacy breach may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions. In addition, theft of data is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such privacy breach or theft could have a material adverse effect on the Company’s business, financial condition and results of operations. If the Company were found to be in violation of privacy or security rules or other laws protecting the confidentiality of information, the Company could be subject to sanctions and civil or criminal penalties, which could increase its liabilities, harm its reputation and have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may incur significant costs to defend its intellectual property and other proprietary rights.

The ownership and protection of trademarks, patents, trade secrets and intellectual property rights are significant aspects of the Company's future success. Unauthorized parties may attempt to replicate or otherwise obtain and use the Company's products and technology. Policing the unauthorized use of the Company's current or future trademarks, patents, trade secrets or intellectual property rights could be difficult, expensive, time-consuming and unpredictable, as may be enforcing these rights against unauthorized use by others.

In addition, other parties may claim that the Company's products infringe on their proprietary and perhaps patent protected rights. Such claims, regardless of their merit, may result in the expenditure of significant financial and managerial resources, legal fees, injunctions, temporary restraining orders and/or require the payment of damages. As well, the Company may need to obtain licenses from third parties who allege that the Company has infringed on their lawful rights. Such licenses may not be available on terms acceptable to the Company or at all. In addition, the Company may not be able to obtain or utilize on terms that are favorable to it, or at all, licenses or other rights with respect to intellectual property that it does not own.

RISKS RELATED TO CULTIVATION OPERATIONS IN COLOMBIA

We are reliant on certain licenses and authorizations to operate in Colombia.

Our ability to grow, extract, store and sell cannabis in Colombia and export materials to legal jurisdictions is dependent on our ability to sustain and/or obtain the necessary licenses and authorizations by government authorities in Colombia. To date, we have received the license to grow, extract and export Non-Psychoactive Cannabis (less than 1% THC) and a Psychoactive Cannabis License to cultivate, extract, store and export psychoactive cannabis, including a quota for export of approximately 44,000 kilograms for 2022 and 2023. We also are licensed to import certain seed materials, conduct research and produce a number of cannabis derivatives as required. The effects of the compliance regime, any delays in obtaining, or failure to obtain or keep the regulatory approvals may significantly delay or impair the development of markets, products and sales initiatives and could have a material adverse effect on our business, results of operations and financial condition. In addition, the medical cannabis compliance process requires research phases to ensure both the cultivation process and subsequent derivatives are standardized and express the same or similar cannabinoid and terpene profiles while remaining free of pesticides, heavy metals and other microbial or external containments. Therefore any delay or changes in these conditions may significantly delay or impair products and sales initiatives and could have an adverse effect on our business.

The licenses and authorizations are subject to ongoing compliance and reporting requirements and our ability to obtain, sustain or renew any such licenses and authorizations on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable authorities or other governmental agencies in Colombia and potentially in other foreign jurisdictions. Failure to comply with the requirements of the licenses or authorizations or any failure to maintain the licenses or authorizations would have a material adverse effect on our business, financial condition and operating results. Specifically, the validity of the licenses for the cultivation of psychoactive cannabis, non-psychoactive and the manufacture of cannabis derivatives is ten (10) years pursuant to Article 8 of resolution 227 of 2022, in accordance with the provisions of article 2.8. 11 .2 .1.8. replacement by Decree 811 of 2021 and the Law 1787 of 2016 in relation to the medical and scientific use of cannabis. Such licenses may be renewed for an equal period as many times as requested by the licensee. The license will remain valid as long as it complies with the requirements established by law.

Although we believe that we will meet the requirements to obtain, sustain or renew the necessary licenses and authorizations, there can be no guarantee that the applicable authorities will issue these licenses or authorizations. Should the authorities fail to issue the necessary licenses or authorizations, we may be curtailed or prohibited from the production and/or distribution of cannabis or from proceeding with the development of our operations as currently proposed and our business, results of operations and financial condition may be materially adversely affected.

Restrictions or regulations concerning changes in corporate structure may discourage transactions that otherwise could involve payment of a premium over prevailing market processes for our securities.

Colombian cannabis licenses are granted on a non-transferable, non-exchangeable and non-assignable basis. Any breach of this restriction may result in the revocation of the license. While there are no specific regulations or restrictions regarding the effects of a change in control, modification of the corporate structure, issuance of shares, or any changes in holders or final beneficiaries on the cannabis licenses, these restrictions may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

While we do not currently operate in protected areas established by the National System of Protected Areas, we cannot provide assurances that areas in which we operate will not be subject to risks associated therewith in the future.

Under Colombian laws, competent governmental authorities are not allowed to grant any type of cannabis licenses on properties that are located within areas registered as national parks or protected areas in the National System of Protected Areas (“SINAP”). Additionally, the Colombian government is entitled to create new protected areas based on their environmental relevance, which might result in the prohibition to conduct any type of activities on those areas or the need to obtain specific environmental authorizations or permits.

We do not operate in a protected area and we believe that we are not currently at risk of expropriation pursuant to the SINAP, but we cannot assure you that the areas in which we operate will not be subject to such risks in the future.

Economic and political conditions in Colombia may have an adverse effect on our financial condition and results of operations.

Many of our operations are located in Colombia. Consequently, a portion of our financial condition and results of operations depend significantly on macroeconomic and political conditions prevailing in Colombia. Decreases in the growth rate, periods of negative growth, increases in inflation, changes in law, regulation, policy, or future judicial rulings and interpretations of policies involving exchange controls and other matters such as (but not limited to) currency depreciation, inflation, interest rates, taxation, banking laws and regulations and other political or economic developments in or affecting Colombia may affect the overall business environment and may, in turn, adversely affect our financial condition and results of operations in the future. The Colombian government frequently intervenes in Colombia’s economy and from time to time makes significant changes in monetary, fiscal and regulatory policy. Our business and results of operations or financial condition may be adversely affected by changes in government or fiscal policies, and other political, diplomatic, social and economic developments that may affect Colombia. We cannot predict what policies the Colombian government will adopt and whether those policies would have a negative effect on the Colombian economy or on our business and financial performance in the future.

We cannot assure you whether current stability in the Colombian economy will be sustained. If the condition of the Colombian economy were to deteriorate, we would likely be adversely affected.

Certain of the Company’s key documents are in Spanish, and translations may not exist or be readily available.

As a result of the Company conducting its operations in Colombia, certain of the Company’s subsidiaries’ books and records, including key documents such as material contracts and financial documentation are principally negotiated and entered into in the Spanish language and English translations may not exist or be readily available. The Company relies on the use of professional translators for in person meetings with non-Spanish speakers where required, and for document translation. The Company does not foresee that significant additional accommodations will be required. The Company does not have a formal communication plan that sets out measures that will be taken to mitigate any potential communication-related issues as it does not consider one necessary. All material documents provided to the directors are in the English language. If any material documents are in an original language other than English, the documents are translated by certified translators. All members of the Company’s Board of Directors and its executive officers are fluent in English. Additionally, Luis Merchan, our Chairman and CEO and Juan Carlos Gomez Roa, a director, are fluent in the Spanish language.

The Colombian government and the Central Bank exercise significant influence on Colombia’s economy.

Although the Colombian government has not imposed foreign exchange restrictions since 1990, Colombia’s foreign currency markets have historically been extremely regulated. Colombian law permits the Central Bank of Colombia (the “Central Bank”) to impose foreign exchange controls to regulate the remittance of dividends and/or foreign investments in the event that the foreign currency reserves of the Central Bank fall below a level equal to the value of three months of imports of goods and services into Colombia. An intervention that precludes our Colombian subsidiary from possessing, utilizing or remitting U.S. Dollars would impair our financial condition and results of operations, and would impair the Colombian subsidiary’s ability to convert any dividend payments to U.S. dollars.

The Colombian government and the Central Bank may also seek to implement new policies aimed at controlling further fluctuation of the Colombian peso against the U.S. dollar and fostering domestic price stability. The Central Bank may impose certain mandatory deposit requirements in connection with foreign-currency denominated loans obtained by Colombian residents. We cannot predict or control future actions by the Central Bank in respect of such deposit requirements, which may involve the establishment of a different mandatory deposit percentage. The U.S. dollar/Colombian peso exchange rate has shown some instability in recent years.

Colombia has experienced several periods of violence and instability that could affect the economy and our Company.

Colombia has experienced periods of criminal violence over the past four decades, primarily due to the activities of guerilla groups and drug cartels. Despite the peace treaty between the Colombian government and the Revolutionary Armed Forces of Colombia (Fuerzas Armadas Revolucionarias de Colombia or FARC), a lasting decrease in violence or drug-related crime in Colombia or the successful integration of former guerilla members into Colombian society may not be achieved. In 2018, the Colombian government suspended the peace negotiations with the National Liberation Army (Ejército de Liberación Nacional or ELN) and, in 2019, a minority group of dissidents of the peace process with FARC announced their return to illegal activities. Violence incidents could create a security risk for our key employees in Colombia and require them to leave the country.

Allegations of corruption against the Colombian government, at the national or local level, politicians and private industry could create economic and political uncertainty should the investigations triggered by these cases reach conclusions or result in further allegations or findings of illicit conduct committed by the accused parties. Furthermore, proven or alleged wrongdoings could have adverse effects on the political stability in Colombia and the Colombian economy.

An escalation of violence, drug-related crime, or political instability may have a negative impact on the Colombian economy and on our business, financial condition and results of operations.

The Company is subject to risks from its construction projects.

The Company is subject to a number of risks in connection with the construction of facilities in Colombia and the United States, including the availability and performance of engineers and contractors, suppliers and consultants and the receipt of required governmental approvals, licenses and permits. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which the Company is dependent in connection with its construction activities, a delay in or failure to receive the required governmental approvals, licenses and permits in a timely manner or on reasonable terms, or a delay in or failure in connection with the completion and successful operation of the operational elements in connection with any capital or construction project.

Any additional taxes resulting from changes to tax regulations or the interpretation thereof in Colombia or other countries where we operate, could adversely affect our consolidated results.

Uncertainty relating to tax legislation poses a constant risk to us.  Colombian national authorities have levied new taxes in recent years.  Changes in legislation, regulation and jurisprudence can affect tax burdens by increasing tax rates and fees, creating new taxes, limiting stated expenses and deductions, and eliminating incentives and non-taxed income.

Additional tax regulations could be implemented that could require us to make additional tax payments, negatively affecting our financial condition, results of operation, and cash flow. In addition, either national or local taxing authorities may not interpret tax regulations in the same way that we do. Differing interpretations could result in future tax litigation and associated costs.

RISKS RELATED TO OUR REGULATORY FRAMEWORK

Marijuana remains illegal under U.S. federal law, and the enforcement of U.S. cannabis laws could change.

There are significant legal restrictions and regulations that govern the cannabis industry in the United States. Marijuana remains a Schedule I drug under the Controlled Substances Act, making it illegal under federal law in the United States to, among other things, cultivate, distribute or possess cannabis in the United States. In those states in which the use of marijuana has been legalized, its use remains a violation of federal law pursuant to the Controlled Substances Act. The Controlled Substances Act classifies marijuana as a Schedule I controlled substance, and as such, medical and adult cannabis use is illegal under U.S. federal law. Unless and until the U.S. Congress amends the Controlled Substances Act with respect to marijuana (and the President approves such amendment), there is a risk that federal authorities may enforce current federal law. Financial transactions involving proceeds generated by, or intended to promote, cannabis-related business activities in the United States may form the basis for prosecution under applicable U.S. federal money laundering legislation. While the approach to enforcement of such laws by the federal government in the United States has trended toward non-enforcement against individuals and businesses that comply with medical or adult-use cannabis regulatory programs in states where such programs are legal, strict compliance with state laws with respect to cannabis will neither absolve us of liability under U.S. federal law, nor will it provide a defense to any federal proceeding which may be brought against us. Since U.S. federal law criminalizing the use of marijuana preempts state laws that legalize its use, enforcement of federal law regarding marijuana is a significant risk and would greatly harm our business, prospects, revenue, results of operation and financial condition. The enforcement of federal laws in the United States is a risk to our business and any proceedings brought against us thereunder may materially, adversely affect our operations and financial performance.

Our activities are, and will continue to be, subject to evolving regulation by governmental authorities. The legality of the production, cultivation, extraction, distribution, retail sales, transportation and use of cannabis differs among states in the United States. Due to the current regulatory environment in the United States, new risks may emerge; Management may not be able to predict all such risks.

Due to the conflicting views between state legislatures and the federal government regarding cannabis, cannabis businesses are subject to inconsistent laws and regulations. There can be no assurance that the federal government will not enforce federal laws relating to marijuana and seek to prosecute cases involving marijuana businesses that are otherwise compliant with state laws in the future.

The uncertainty of U.S. federal enforcement practices going forward and the inconsistency between U.S. federal and state laws and regulations present major risks for the Company.

Changes to federal or state laws pertaining to industrial hemp could slow the use of industrial hemp which would materially impact our revenues in future periods.

As of the date hereof, most states and the District of Columbia have authorized industrial hemp programs pursuant to the United States of the Agricultural Improvement Act of 2018, commonly known as the “Farm Bill,” or under prior programs authorized under the 2014 Farm Bill or have plans under review by the United States Department of Agriculture (“USDA”). Effective January 1, 2022, several states without an approved plan under the Farm Bill, or a plan under review, will default to the USDA Hemp Producer License. Continued development of the industrial hemp industry will be dependent upon new legislative authorization of industrial hemp at the state level, and further amendment or supplementation of legislation at the federal level. Any number of events or occurrences could slow or halt progress all together in this space. While progress within the industrial hemp industry is currently encouraging, growth is not assured. While there appears to be ample public support for favorable legislative action, numerous factors may impact or negatively affect the legislative process(es) within the various states where we have business interests. Any one of these factors could slow or halt use of industrial hemp, which could negatively impact the business up to possibly causing us to discontinue operations as a whole. In addition, changes in Federal or state laws could require us to alter the way we conduct our business in order to remain compliant with applicable state laws in ways we are presently unable to foresee. These possible changes, if necessary, could be costly and may adversely impact our results of operations in future periods.

Uncertainty caused by potential changes to legal regulations could impact the use of CBD products.

There is substantial uncertainty and different interpretations among federal, state and local regulatory agencies, legislators, academics and businesses as to the scope of operation of Farm Bill-compliant hemp programs relative to the emerging regulation of cannabinoids. These different opinions include, but are not limited to, the regulation of cannabinoids by the U.S. Drug Enforcement Administration and/or the Food and Drug Administration (“FDA”) and the extent to which manufacturers of products containing Farm Bill-compliant cultivators and processors may engage in interstate commerce. The uncertainties cannot be resolved without further federal, and perhaps even state-level, legislation, regulation or a definitive judicial interpretation of existing legislation and rules. If these uncertainties continue, they may have an adverse effect upon the introduction of our products in different markets.

Any failure on our part to comply with applicable regulations could prevent us from being able to carry on our business, and there may be additional costs associated with any such failure.

Our business activities are heavily regulated in all jurisdictions where we do business. Our operations are subject to various laws, regulations and guidelines by governmental authorities relating to the cultivation, processing, manufacture, marketing, management, distribution, transportation, storage, sale, packaging, labeling, pricing and disposal of cannabis and cannabis products. In addition, we are subject to laws and regulations relating to employee health and safety, insurance coverage and the environment. Laws and regulations, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services.

Any failure by us to comply with the applicable regulatory requirements could

•	require extensive changes to our operations;

•	result in regulatory or agency proceedings or investigations;

•	result in the revocation of our licenses and permits, increased compliance costs;

•	result in damage awards, civil or criminal fines or penalties;

•	result in restrictions on our operations;

•	harm our reputation; or

•	give rise to material liabilities.

There can be no assurance that any future regulatory or agency proceedings, investigations or audits will not result in substantial costs, a diversion of management’s attention and resources or other adverse consequences to our business.

Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by governmental authorities and obtaining all necessary regulatory approvals for the cultivation, processing, production, storage, distribution, transportation, sale, import and export, as applicable, of our products. Any failure to comply with the regulatory requirements applicable to our operations may lead to possible sanctions, including:

•	the revocation or imposition of additional conditions on licenses to operate our business;

•	the suspension or expulsion from a particular market or jurisdiction or of our key personnel;

•	the imposition of additional or more stringent inspection, testing and reporting requirements;

•	product recalls or seizures; and

•	the imposition of fines and censures.

In addition, changes in regulations, government or judicial interpretation of regulations, or more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increase compliance costs or give rise to material liabilities or a revocation of our licenses and other permits. Furthermore, governmental authorities may change their administration, application or enforcement procedures at any time, which may adversely affect our ongoing regulatory compliance costs. There is no assurance that we will be able to comply or continue to comply with applicable regulations.

The FDA limits the ability to discuss the medical benefits of CBD.

Under FDA rules it is illegal for companies to make “health claims” or claim that a product has a specific medical benefit. The FDA has not recognized any medical benefits derived from CBD, which means that we are not legally permitted to advertise any potential health claims related to our CBD products. Because of the perception among many consumers that CBD is a health/medicinal product, the inability to make such health claims about its CBD products may limit our ability to market and sell products to consumers, which would negatively affect our revenues and profits.

The legal cannabis market is a relatively new industry. As a result, the size of our target market is difficult to quantify, and investors will be reliant on their own estimates on the accuracy of market data.

Because the cannabis industry is in a nascent stage, there is a lack of information about comparable companies available for potential investors to review and to decide whether to invest in us and, few, if any, established companies whose business model we can follow or upon whose success we can build. Accordingly, investors should rely on their own estimates regarding the potential size, economics and risks of the cannabis market in deciding whether to invest in our Common Shares. We are an early-stage company that has not generated net income. There can be no assurance that our growth estimates are accurate or that the cannabis market will be large enough for our business to grow as projected.

Although we are committed to researching and developing new markets and products and improving existing products, there can be no assurances that such research and market development activities will prove profitable or that the resulting markets or products, if any, will be commercially viable or successfully produced and marketed. We must rely largely on our own market research to forecast sales and design products as detailed forecasts and consumer research are not generally obtainable from reliable third-party sources in Canada and in other international jurisdictions.

In addition, there is no assurance that the industry and market will continue to exist and grow as currently estimated or anticipated or function and evolve in the manner consistent with management’s expectations and assumptions. We could also be subject to other events or circumstances that adversely affect the cannabis industry, such as the imposition of further restrictions on sales and marketing or further restrictions on sales in certain areas and markets.

RISKS RELATED TO FINANCIALS AND ACCOUNTING

Management has performed an analysis of our ability to continue as a going concern, and has determined that, based on our current financial position, there is a substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm has raised substantial doubt as to our ability to continue as a going concern.

Based on its assessment, management has raised substantial doubt about our ability to continue as a going concern. The Company had cash and cash equivalents of $9.5 million at December 31, 2022, a loss of $52.6 million for the year ended December 31, 2022, and an accumulated deficit of $90.9 million at December 31, 2022. Current economic and market conditions have put pressure on our growth plans. The Company’s ability to continue as a going concern is dependent on its ability to obtain additional capital. The Company believes that its current level of cash and cash equivalents are not sufficient to continue investing in growth, while at the same time meeting its obligations as they become due. These conditions raise substantial doubt regarding our ability to continue as a going concern. In an effort to alleviate these conditions, management is currently evaluating various cost reduction and other alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners, through obtaining credit from financial institutions or otherwise.

Our independent registered public accounting firm has raised substantial doubt as to our ability to continue as a going concern.  A going concern opinion in the report of our independent registered public accounting firm could impair our ability to finance our operations through public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Any additional equity or equity-linked debt financing could be extremely dilutive to our current stockholders. Additional capital may not be available on reasonable terms, or at all, and we may be required to terminate or significantly curtail our operations, or enter into arrangements with collaborative partners or others that may require us to relinquish rights to certain aspects of our product candidates, or potential markets that we would not otherwise relinquish. If we are unable to obtain capital, our business would be jeopardized, and we may not be able to continue operations.

We may increase our foreign sales in the future, and such sales may be subject to unexpected regulatory requirements and other barriers.

Our functional currency is denominated in U.S. dollars. We currently expect that a portion of our sales will be denominated in Colombian pesos and European euros and we may, in the future, have sales denominated in the currencies of additional countries in which we establish operations or distribution. In addition, we incur a portion of our operating expenses in Colombian pesos and European euros. In the future, the proportion of our sales that are international may increase. Such sales may be subject to unexpected regulatory requirements and other barriers. Any fluctuation in the exchange rates of foreign currencies may negatively affect our business, financial condition and results of operations. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets. In addition, those activities may be limited in the protection they provide from foreign currency fluctuations and can themselves result in losses.

Assumptions, estimates and judgments related to critical accounting matters could significantly affect our reported financial results or financial condition.

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on limited historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the notes to our financial statements, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if the assumptions change or if actual circumstances differ from those in the assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Common Shares. Significant assumptions and estimates used in preparing the financial statements include those related to the credit quality of accounts receivable, income tax credits receivable, share based payments, impairment of non-financial assets, as well as revenue and cost recognition.

There are tax risks the Company may be subject to in carrying on business in multiple jurisdictions.

We and our subsidiaries will operate and, accordingly, will be subject to income tax and other forms of taxation in multiple jurisdictions. We may be subject to income taxes and non-income taxes in a variety of jurisdictions and our tax structure may be subject to review by both domestic and foreign taxation authorities. Those tax authorities may disagree with our interpretation and/or application of relevant tax rules. A challenge by a tax authority in these circumstances might require us to incur costs in connection with litigation against the relevant tax authority or reaching a settlement with the tax authority and, if the tax authority’s challenge is successful, could result in additional taxes (perhaps together with interest and penalties) being assessed on us, and as a result an increase in the amount of tax payable by us. In addition, we may be subject to different taxes imposed by the Colombian government, and changes within such tax, legal and regulatory framework may have an adverse effect on our financial results.

Taxation laws and rates which determine taxation expenses may vary significantly in different jurisdictions, and legislation governing taxation laws and rates are also subject to change. Therefore, our earnings may be affected by changes in the proportion of earnings taxed in different jurisdictions, changes in taxation rates, changes in estimates of liabilities and changes in the amount of other forms of taxation. The determination of our provision for income taxes and other tax liabilities will require significant judgment (including based on external advice) as to the interpretation and application of these rules. We may have exposure to greater than anticipated tax liabilities or expenses.

Additionally, dividends and other intra-group payments made by our subsidiaries or international branches may expose the recipients of such payments to taxes in their jurisdictions of organization and operation and such dividends and other intra-group payments may also be subject to withholding taxes imposed by the jurisdiction in which the entity making the payment is organized or tax resident. Unless such withholding taxes are fully creditable or refundable, dividends and other intra-group payments may increase the amount of tax paid by us. Although the Company and its subsidiaries arrange themselves and their affairs with a view to minimizing the incurrence of such taxes, there can be no assurance that we will succeed.

Restrictions on Deduction of Certain Expenses for U.S. Federal Income Tax Purposes

Section 280E of the Internal Revenue Code of 1986, as amended (the “Code”), prohibits businesses from deducting certain expenses associated with trafficking-controlled substances for United States federal income tax purposes. The IRS has invoked Code Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Section 280E of the Code prohibits cannabis businesses that are deemed to be trafficking in controlled substances from deducting certain ordinary and necessary business expenses, forcing them to pay higher effective federal tax rates than similar companies in other industries. The effective tax rate on a cannabis business depends on how large its ratio of non-deductible expenses is to its total revenues. Therefore, businesses in the legal cannabis industry may be less profitable than they would otherwise be.

Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative bodies and federal courts challenging these restrictions, there is no guarantee that these authorities will issue an interpretation of Code Section 280E favorable to cannabis businesses.

There is a risk that we will be a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for the current or any future taxable year, which could result in material adverse U.S. federal income tax consequences if you are a U.S. holder.

If we (or any of our non-U.S. subsidiaries) is a PFIC for any taxable year during which a U.S. holder owns Common Shares, certain adverse U.S. federal income tax consequences could apply to such U.S. holder. The determination of whether a corporation is a PFIC for a taxable year depends, in part, on the application of complex U.S. federal income tax rules that are subject to differing interpretations. In addition, the determination of whether a corporation will be a PFIC for any taxable year generally can only be made after the close of such a taxable year. Therefore, it is possible that we could be classified as a PFIC for our initial taxable year or in future years due to changes in the nature of our business, composition of our assets or income, as well as changes in our market capitalization. Based upon the foregoing, it is uncertain whether we will be a PFIC for our current taxable year or any future taxable year. We have not determined, if we (or any of our non-U.S. subsidiaries) were to be classified as a PFIC for a taxable year, whether we will provide information necessary for a U.S. Holder to make a “qualified electing fund” election which, if available, would result in tax treatment different from (and generally less adverse than) the general tax treatment for PFICs. Accordingly, U.S. holders should assume that they will not be able to make a qualified electing fund election with respect to the Common Shares. The PFIC rules are complex, and each U.S. holder should consult its tax advisor regarding the PFIC rules, the elections which may be available to it, and how the PFIC rules may affect the U.S. federal income tax consequences relating to the ownership and disposition of our Common Shares.

Failure to develop our internal controls over financial reporting as we grow could have an adverse effect on our operations.

As we mature we will need to continue to develop and improve our current internal control systems and procedures to manage our growth. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish appropriate controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. In connection with the audit of our financials for the year ended December 31, 2021, the Company’s auditors noted material weaknesses and made certain recommendations to management regarding material weaknesses related to goodwill impairment testing and purchase price allocations, contract receivables and corresponding revenue and inventory procedures (the “2021 Material Weaknesses”). In connection with the 2021 Material Weaknesses, the Company  allocated resources to its remediation plan, including (i) continuing to enhance our impairment testing procedures with the assistance of our third party experts (ii) implementing enhanced credit assessment over the creditworthiness of certain contract receivables and their corresponding revenue and (iii) implementing regularly scheduled physical inventory counts in all company locations and reconciling with internal accounting records. As of December 31, 2022, management believes the 2021 Material Weaknesses relating to its contract receivables and corresponding revenue and investor procedures have been fully remediated. However, in connection with the audit of our financials for the year ended December 31, 2022, our auditors noted that the material weakness with respect to goodwill impairment testing and purchase price allocations remains unremediated (the “2022 Material Weakness”). In connection with the 2022 Material Weakness, management has, and will continue to, allocate resources to its remediation plan, which include (i) the establishment of additional internal procedures with respect to the documentation of budget and forecasting process with respect to material assumptions or determinations, (ii) the implementation of a new validation process to bolster accuracy of underlying assumptions and (iii) the assessment of our third party experts engaged to assist in the accuracy of our impairment testing. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse effect on the price of our Common Shares.

RISKS RELATED TO OUR COMMON SHARES

Investing in an emerging market poses a greater degree of risk than investing in more mature market economies.

Emerging market investment generally poses a greater degree of risk than investment in more mature market economies because the economies in the developing world are more susceptible to destabilization resulting from domestic and international developments. We conduct significant operations in Colombia. See “Risks Related to Operations in Colombia.”

We will need, but may be unable to, obtain additional funding on satisfactory terms, which could dilute our shareholders or impose burdensome financial restrictions on our business.

In the future, we hope to rely on revenues generated from operations to fund all of the cash requirements of our activities. However, there can be no assurance that we will be able to generate any significant cash from our operating activities in the future. Future financings may not be available on a timely basis, in sufficient amounts or on terms acceptable to us, if at all. Any debt financing or other financing of securities senior to the Common Shares will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose our existing sources of funding and impair our ability to secure new sources of funding. There can be no assurance that we will be able to generate any investor interest in our securities. If we do not obtain additional financing, our business may never commence, in which case you would likely lose the entirety of your investment in the Company.

Holders of our Common Shares are subject to dilution resulting from the issuance of equity-based compensation by us.

We have awarded stock options and restricted common shares to our management and key employees to incentivize their performance and retention.  Any additional equity grants and any exercise of existing warrants will cause our shareholders to be diluted and may negatively affect the price of the Common Shares.

We continue to incur increased costs as a result of operating as a public company and our management is required to devote substantial time to new compliance initiatives.

As a public company, particularly after we are no longer an emerging growth company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules implemented by the U.S. Securities and Exchange Commission, or the SEC, and Nasdaq, impose various requirements on public companies, including requirements to file annual, quarterly and event-driven reports with respect to our business and financial condition and operations and establish and maintain effective disclosure and financial controls and corporate governance practices. Our existing management team will continue to devote a substantial amount of time to these compliance initiatives, and we may need to hire additional personnel to assist us with complying with these requirements. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we will be required to furnish a report by our management on our internal controls over financial reporting (“ICFR”), which, after we are no longer an emerging growth company, must be accompanied by an attestation report on ICFR issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will document and evaluate our ICFR, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our ICFR, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for ICFR.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some public company required activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and divert management’s time and attention from revenue generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

If we fail to meet applicable listing requirements, Nasdaq may delist our Common Shares from trading, in which case the liquidity and market price of our Common Shares could decline.

We cannot assure you that we will be able to meet the continued listing standards of Nasdaq currently or in the future. Nasdaq imposes, among other requirements, continued listing standards including a minimum bid requirement. The price of our Common Shares must trade at or above $1.00 to comply with the minimum bid requirement for continued listing on the Nasdaq Capital Market. On July 8, 2022, the Company received a notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”), stating that the Company’s Common Shares fail to comply with the $1.00 minimum bid price requirement (the “Bid Price Requirement”) for continued listing on Nasdaq in accordance with Nasdaq Listing Rule 5550(a)(2) based upon the closing bid price of the Common Shares for the 30 consecutive business days prior to the date of the Notice. The Company was provided an initial compliance period of 180 calendar days, or until January 4, 2023, to regain compliance with the Bid Price Requirement. On January 5, 2023, the Company received an extension of 180 calendar days from Nasdaq to regain compliance with the Bid Price Requirement. The Nasdaq determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the Bid Price Requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock-split, if necessary. As a result of the extension, the Company now has until July 3, 2023, to regain compliance with the Bid Price Requirement. If at any time before July 3, 2023, the bid price of the Company’s common shares closes at or above $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide written notification to the Company that it has achieved compliance with the Bid Price Requirement.

If the Company fails to regain compliance with the Bid Price Requirement, or if we otherwise fail to meet any other applicable requirements of the Nasdaq Capital Market and we are unable to regain compliance, Nasdaq may make a determination to delist our Common Shares. Any delisting of our Common Shares would likely adversely affect the market liquidity and market price of our Common Shares and our ability to obtain financing for the continuation of our operations or result in the loss of confidence by investors.

Future sales, or the perception of future sales, by us or our existing shareholders in the public market could cause the market price for our Common Shares to decline.

If our shareholders, particularly our directors or our executive officers and their affiliates, that in aggregate, beneficially own approximately 11.6% of our Common Shares as of March 22, 2023, sell substantial amounts of our Common Shares in the public market, or if there is a public perception that these sales may occur in the future, the market price of Common Shares may decline. The perception in the public market that our shareholders might sell our Common Shares could also depress the market price of our Common Shares and could impair our future ability to obtain capital, especially through an offering of equity securities. In addition, our sale of additional Common Shares or other similar securities in order to raise capital might have a similar negative impact on the share price of our Common Shares. A decline in the price of our Common Shares may impede our ability to raise capital through the issuance of additional Common Shares or other equity securities, and may cause holders of our Common Shares to lose part or all of their investment.

Ownership of our Common Shares may be considered unlawful in some jurisdictions and holders of our Common Shares may consequently be subject to liability in such jurisdictions.

Cannabis-related financial transactions, including investment in the securities of cannabis companies and receipt of any associated benefits, such as dividends, are currently subject to anti-money laundering and a variety of other laws that vary by jurisdiction, many of which are unsettled and still developing. While the interpretation of these laws is unclear, in some jurisdictions, financial benefit directly or indirectly arising from conduct that would be considered unlawful in such jurisdiction may be viewed to be within the purview of these laws, and persons receiving any such benefit, including investors in an applicable jurisdiction, may be subject to liability under such laws. Each prospective investor should therefore contact his, her or its own legal advisor regarding the ownership of our Common Shares and any related potential liability.

The Company’s directors and officers may have a conflict of interest in conducting their duties.

We may be subject to various potential conflicts of interest because of the fact that some of our officers and directors may be engaged in a range of business activities. In addition, our executive officers and directors may devote time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to the Company. In some cases, our executive officers and directors may have fiduciary obligations associated with these business interests that interfere with their ability to devote time to our business and affairs and that could adversely affect our operations. These business interests could require significant time and attention of our executive officers and directors.

As of January 1, 2023, we are required to report as a U.S. domestic issuer and the benefits of a “foreign private issuer” are no longer available to us, which will likely result in additional costs and expenses for us.

As of January 1, 2023, we have lost our status as a “foreign private issuer” and are required to adjust our disclosure and reporting to comply with the requirements for domestic U.S. companies.  As a result:

•	we are required to report on forms that are applicable to U.S. companies, such as Forms 10-K, 10-Q and 8-K, rather than the forms formerly used us, such as Forms 20-F and 6-K;
•	we are required to include substantially more information in proxy statements than previously provided; and
•	we may be required to modify certain of our policies to comply with accepted governance practices associated with U.S. domestic issuers.

We expect that complying with these additional requirements would increase our legal and audit fees which in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of being considered a “domestic issuer” for reporting and disclosure requirements:

•

we are no longer exempt from certain of the provisions of U.S. securities laws such as (i) Regulation FD, which restricts the selective disclosure of material information, (ii) exemptions for filing beneficial ownership reports under Section 16(a) of the Exchange Act for executive officers, directors and 10% shareholders (Forms 3, 4, and 5), and (iii) the Section 16(b) short swing profit rules;

•

we are no longer permitted to disclose compensation information for our executive officers on an aggregate rather than an individual basis, although such exemption may still be available to us as long as we remain an “emerging growth company”; and

•	we have lost the ability to rely upon exemptions from Nasdaq corporate governance requirements that are available to foreign private issuers.

As a foreign private issuer, we were permitted to follow, and had followed through December 31, 2022, certain home country corporate governance practices instead of those otherwise required under the Nasdaq Stock Market for domestic U.S. issuers. For instance, we followed home country practice in Canada with regard to the lack of need to obtain shareholder approval for certain dilutive events such as (i) the establishment or amendment of certain equity-based compensation plans and (ii) certain transactions other than a public offering involving issuances of a 20% or more interest in the company.

The regulated nature of our business may impede or discourage a takeover, which could reduce the market price of our Common Shares.

We require and hold various government licenses to operate our business. These licensing requirements could impede a merger, amalgamation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our Common Shares, which, under certain circumstances, could reduce the market price of our Common Shares.

We do not intend to pay dividends on our Common Shares in the near future, and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our Common Shares.

We have never declared or paid any cash dividend on our Common Shares and do not currently intend to do so in the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Therefore, the success of an investment in the Common Shares will depend upon any future appreciation in their value. There is no guarantee that the Common Shares will appreciate in value or even maintain the price at which you purchased them.

We are an emerging growth company and a smaller reporting company, and our compliance with the reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our Common Shares less attractive to investors and may make it more difficult to raise capital as and when we need it.

We are an emerging growth company, as defined in the Jumpstart our Business Startups Act of 2012, referred to as the JOBS Act, and we expect to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved and extended adoption period for accounting pronouncements.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements.

We cannot predict whether investors will find our Common Shares less attractive as a result of our reliance on these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our stock price may be more volatile.

Additionally, because of the exemptions from various reporting requirements provided to us as an emerging growth company, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our reporting is not as transparent as the reporting of other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Future issuances of debt securities, which would rank senior to our Common Shares upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our Common Shares for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our Common Shares.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our Common Shares. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of Common Shares in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred stock in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our Common Shares must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return, if any, they may be able to achieve from an investment in our Common Shares.

GENERAL RISK FACTORS

The Company may become involved in legal proceedings from time to time, which could adversely affect the Company.

From time to time, we may be a party to legal and regulatory proceedings, including matters involving governmental agencies, entities with whom it does business and other proceedings arising in the ordinary course of business. We will evaluate our exposure to these legal and regulatory proceedings and establish reserves for the estimated liabilities in accordance with generally accepted accounting principles.  For more information, see Item 3 “Legal Proceedings.” Assessing and predicting the outcome of these matters involves substantial uncertainties. Unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions and accompanying changes in established reserves, could have an adverse impact on our financial results.

Our participation in the cannabis industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by third parties, other companies and/or various governmental authorities against us. Litigation, complaints, and enforcement actions involving us could consume considerable amounts of financial and other corporate resources, which could have an adverse effect on our future cash flows, earnings, results of operations and financial condition.

The Company’s success will depend, in part, on its ability to continue to enhance its product and service offerings to respond to technological and regulatory changes and emerging industry standards and practices.

Rapidly changing markets, technology, emerging industry and regulatory standards and frequent introduction of new products characterize the Company’s business. The introduction of new products embodying new technologies and regulatory developments may render the Company’s equipment obsolete and its products and services less competitive or less marketable. The process of developing the Company’s products and services is complex and requires significant continuing costs, development efforts, third-party commitments and regulatory approvals. The Company may not be successful in developing or effectively commercializing such new products and services, or obtaining any required regulatory approvals, which, together with any capital expenditures made in the course of developing such products and services, may have a material adverse effect on the Company’s business, financial condition and operating results.

We are dependent upon our management and key employees, and the loss of any member of our management team or key employees could have a material adverse effect on our operations.

The Company’s success is dependent upon the ability, expertise, judgment, discretion and good faith of its senior management and key employees. The loss of any member of our management team or key employees could have a material adverse effect on our business and results of operations. While employment agreements and incentive programs are customarily used as primary methods of retaining the services of key employees, these agreements and incentive programs cannot assure the continued services of such employees. Any loss of the services of such individuals, or an inability to attract other suitably qualified persons when needed, could have a material adverse effect on the Company’s business, operating results or financial condition. We do not currently maintain key-person insurance on the lives of any of our key employees. Competition for qualified technical, sales and marketing staff, as well as officers and directors can be intense, and no assurance can be provided that the Company will be able to attract or retain key employees in the future, which may adversely affect the Company’s operations.

Our inability to retain and acquire skilled personnel could impair our business and operations.

The loss of any member of our management team could have a material adverse effect on our business and results of operations. In addition, the inability to hire or the increased costs of hiring new personnel, including members of executive management, could have a material adverse effect on our business and operating results. The expansion of marketing and sales of our products will require us to find, hire and retain additional capable employees who can understand, explain, market and sell our products. There is intense competition for capable personnel in all of these areas and we may not be successful in attracting, training, integrating, motivating, or retaining new personnel, vendors, or subcontractors for these required functions. New employees often require significant training and, in many cases, take a significant amount of time before they achieve full productivity. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses issued in connection to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. In addition, as we move into new jurisdictions, we will need to attract and recruit skilled employees in those new areas.

We will need to grow the size of our organization, and we may experience difficulties in managing any growth we may achieve.

As our development and commercialization plans and strategies develop, we expect to need additional research, development, managerial, operational, sales, marketing, financial, accounting, legal and other resources. Future growth would impose significant added responsibilities on members of management. In order to manage growth and changes in strategy effectively, the Company must: (a) maintain adequate systems to meet customer demand; (b) expand sales and marketing, distribution capabilities, and administrative functions; (c) expand the skills and capabilities of its current management team; and (d) attract and retain qualified employees. Our management may not be able to accommodate those added responsibilities, and our failure to do so could prevent us from effectively managing future growth and successfully growing our Company.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us, our share price and trading volume could decline.

The trading market for our Common Shares will depend, in part, on the research and reports that securities or industry analysts publish about us or our operations. We do not have any control over these analysts and their research and reports. If one or more of the analysts who cover us downgrade our shares or publish inaccurate or unfavorable research about our business, our share price would likely decline.  In addition, if our operating results fail to meet the forecast of analysts, our share price would likely decline.  If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our shares could decrease, which might cause our share price and trading volume to decline.

We expect to incur significant ongoing costs and obligations related to our investment in infrastructure, growth, regulatory compliance and operations.

We expect to incur significant ongoing costs and obligations related to our investment in infrastructure and growth and regulatory compliance, which could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, future changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on our business, results of operations and financial condition. Our efforts to grow our business may be costlier than we expect, and we may not be able to generate sufficient revenue to offset such higher operating expenses. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays, and other unknown events.

There is no assurance that the Company’s insurance coverage will be sufficient to cover all claims to which the Company may become subject.

Our production is, in general, subject to different risks and hazards, including adverse weather conditions, fires, plant diseases and pest infestations, other natural phenomena, industrial accidents, labor disputes, changes in the legal and regulatory framework applicable to us and environmental contingencies.

We are in the process of obtaining insurance coverage over our production and facilities. We may not be able to maintain or obtain insurance of the type and amount desired at a reasonable cost. If we were to incur significant liability for which we were not fully insured, it could have an adverse effect on our business, financial condition and results of operations.

We do not currently maintain key-person insurance on the lives of any of our key employees.

We may be unable to implement our business strategy, which could have negative financial and reputational effects on our business.

The growth and expansion of our business is heavily dependent upon the successful implementation of our business strategy. There can be no assurance that we will be successful in the implementation of our business strategy. A failure to do so could have negative financial and reputational effects on us. Future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis.

The Company could be subject to a security breach that could result in significant damage or theft of products and equipment.

Breaches of security at our facilities may occur and could result in damage to or theft of products and equipment. A security breach at our facilities could result in a significant loss of inventory or work in process, expose us to liability under applicable regulations and increase expenses relating to the investigation of the breach and implementation of additional preventative security measures, any of which could have an adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease a 24,425 sq. ft. facility in Fort Lauderdale, Florida where Just CBD’s and Vessel’s distribution, wholesale (B2B), and direct-to-consumer (D2C) orders are fulfilled and shipped worldwide. We currently lease this facility for $30,787 a month, pursuant to a lease agreement that expires in April 2024.

We lease a 13,483 sq. ft. facility in Fort Lauderdale, Florida where Flora Lab 3 conducts its manufacturing operations. We currently lease this facility for $41,400 a month, pursuant to a lease agreement that expires in June 2024.

Phatebo leases a 7,300 square foot pharmaceutical storage and logistic center certified under Good Distribution Practices (“GDP”) located in Hilzingen, Germany. The monthly lease payments are €3,600 per month and the lease expires on February 29, 2024.

Our VBI operations were previously headquartered in Carlsbad, California, where we lease 12,000 sq. ft. of office and warehouse space for $30,000 a month, pursuant to a lease agreement that expires in June 2027. During the fourth quarter of 2022, we made the decision to shift all operations relating to Vessel and its business to our facility in Fort Lauderdale. We are currently seeking to sublet or assign the lease for this property to a third party.

We lease 361 acres at Cosechemos in Giron, Colombia for $5,973 per month. The initial term of our lease at Cosechemos is for five (5) years, expiring on September 1 2024. We have an option to extend the lease for an additional five-year term unless the lessor provides notice not to renew the lease not less than six months prior to the end of the initial term. We also have the right to purchase the farm at a price to be determined by an arm’s length third party appraiser from the real estate association of Bogotá, Colombia.

We lease an 800 sq. ft store located in Miami, Florida for $7,800 per month where we previously sold Stardog merchandise.  During the fourth quarter of 2022, we made the decision to close this location and we are currently seeking to sublet or assign this property to a third party.

We believe that our current offices and facilities are sufficient to meet our anticipated needs for the foreseeable future and are suitable for the conduct of our business. We believe that suitable additional space would be available if required in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

Below is a summary of certain material legal matters relating to the Company. Other than the matters disclosed below, from time to time, we are involved in various routine legal proceedings incidental to the ordinary course of our business. We do not currently believe that the outcome of these legal matters have had in the recent past, or will have (with respect to any pending matters), significant effects on our financial position or profitability.

Franchise-related litigation

Prior to consummating the Arrangement with Franchise, we entered into an agreement with Clifford Starke, our current President and the former Chairman and CEO of Franchise, along with certain of his affiliated entities, pursuant to which they agreed to indemnify the Company against any financial losses we may incur with respect to certain matters, up to an aggregate amount of $5.0 million. Set forth below are two legal proceedings that have been brought against subsidiaries of the Company and for which we are entitled to be indemnified by Mr. Starke and his affiliated entities:

On February 3, 2023, an action was brought in the Ontario Superior Court by Nathan Shantz and Liberacion E Inversiones S.A. against various parties, including Clifford Starke, our President and the former CEO of Franchise, and Franchise. The statement of claim alleges that prior to closing the Arrangement, an aggregate of 8,831,109 Franchise shares purportedly owned by the plaintiffs were wrongfully transferred to third parties, in part through alleged unauthorized steps taken by Mr. Starke. Plaintiffs seek, among other things, a declaration that they are the rightful owners of the shares or, in the alternative, damages. Against Franchise, they claim a declaration that, by virtue of the alleged unauthorized transfer of shares, Franchise acted oppressively and seek damages in the amount of $3,979,999. The defendants have brought motions to stay the proceedings on the grounds that the Ontario court lacks jurisdiction over the claim.

In December 2022, an action was brought against Franchise Cannabis Corp. (“FCC”), a wholly-owned subsidiary of Franchise, in the Constance Regional Court in Germany, by the former principal shareholder of ACA Muller ADAG Pharma Vertriebs GmbH (“ACA Muller”).  Plaintiff claims that FCC breached a share purchase agreement between the parties pertaining to the sale of ACA Muller to FCC and is seeking damages in the amount of $3,600,000. The Company disputes such claims and intends to vigorously defend against this action.

Other matters

On June 21, 2022, an action was brought against the Company in the Ontario Superior Court of Justice by Gerardo Andres Garcia Mendez claiming that the Company is obligated to issue three million (pre-one-for three reverse stock split) Common Shares to him for a purchase price of $0.05 per share. Mr. Mendez claims he is entitled to such shares as compensation for alleged consulting services he performed in 2019. The Company disputes his claims and intends to vigorously defend against this action.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Shares are traded publicly on Nasdaq under the symbol “FLGC”.

As of March 22, 2023, there were approximately 4,765 holders of record of our Common Shares.

We have not declared or paid any cash dividends on our Common Shares.  No cash dividends have been previously paid on our Common Shares and none are anticipated in fiscal 2023.  We repurchased no shares of Common Shares during the fourth quarter of the year ended December 31, 2022.

Recent Sales of Unregistered Securities

On December 23, 2022, the Company completed its previously reported acquisition of all the issued and outstanding common shares (the “Franchise Common Shares”) of Franchise by way of a statutory plan of arrangement (the “Arrangement”) under the Business Corporations Act (British Columbia) pursuant to that certain Arrangement Agreement, dated October 21, 2022, by and between Flora and Franchise (the “Arrangement Agreement”).

Pursuant to the Arrangement Agreement, at completion of the Arrangement, Flora acquired the Franchise Common Shares in exchange for 43,525,951 Common Shares (the “Flora Shares”). The issuance of the Flora Shares in exchange for the Franchise Common Shares was, subject to applicable securities laws, exempt from the registration requirements of (i) the Securities Act of 1933, as amended, pursuant to the exemption provided by Section 3(a)(10) thereof and (ii) applicable U.S. state securities laws.

ITEM 6. [Reserved].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Flora Growth Corp. (the “Company” or “Flora”) should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022, and the accompanying notes thereto (the “Financial Statements”) included in this Annual Report, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Amounts are expressed in United States dollars (“$” or “USD”) unless otherwise stated to be in Canadian dollars (“CAD”), Euro (“€” or “EUR”), or Colombia pesos (“COP”). Amounts stated in foreign currencies include approximate USD amounts based on exchange rates on December 31, 2022. Variance, ratio, and percentage changes in this MD&A are based on unrounded numbers. This MD&A reports the Company’s activities through December 31, 2022, unless otherwise indicated.

Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions. Please see “Cautionary Note Regarding Forward Looking Statements” in this Annual Report for more information regarding forward-looking statements.

Overview of our Business

We are a multi-national cannabis company that manufactures and distributes consumer packaged goods, cultivates and distributes medicinal cannabis, and develops and distributes pharmaceutical products. Flora exists to create a world where the benefits of cannabis are accessible to everyone. Our business strategy is built on three core pillars: House of Brands, Commercial & Wholesale, and Pharmaceutical. This strategy was devised to allow us optimal access to markets around the globe based on the legal standing of cannabis in each of the geographical locations in which we operate. Our approach has enabled us to develop distribution networks, build customer bases, establish operations as the regulatory framework evolves and allow for expanded access to cannabis and its derivatives.

Our brand portfolio consists of a mix of products across multiple categories, including food and beverage, nutraceuticals, cannabis accessories and technology, personal care, and wellness. Consumer brands allow Flora to move assertively into nascent markets, develop customer bases and distribution channels, and gather consumer insights which would not be possible with traditional cannabis sales alone. Through this channel we seek to build loyalty, credibility and enjoy healthy margins that help to support the rapid growth of our business.

House of Brands

JustCBD is Flora’s leading consumer packaged goods brand. JustCBD was launched in 2017 with a mission to bring high-quality, trustworthy, and budget-friendly CBD products to market. The JustCBD offering currently consists of over 350 products across 15 categories, including CBD gummies, topicals, tinctures, and vape products and ships to over 11,500 independent retailers worldwide. JustCBD also sells direct to consumers with a customer base of approximately 350,000 people. JustCBD products are available for purchase in smoke and vape shops, clinics, spas and pet stores, as well as other independent non-traditional retail channels. JustCBD’s products are both internally and third-party lab-tested to ensure quality.

Vessel is Flora’s cannabis accessory and technology brand currently servicing the United States and Canada through direct-to-consumer and retail sales. Vessel’s products include cannabis consumption accessories, personal storage, and travel accessories for the vape and dry herb categories, which are sold to consumers, dispensaries, smoke shops and cannabis brands. Vessel has been fully integrated into JustCBD and now benefits from operational, logistical and sales synergies with JustCBD.

Mambe is Flora’s food and beverage brand with a focus in Latin America, offering infused natural fruit juices and canned goods. The brand operates on a business-to-business model, where we sell to both distributors and retail businesses. Over the last three years, Mambe has expanded its distribution in Colombia, primarily in supermarkets, discount retailers, coffee shops, restaurants and airports. Mambe’s list of clients include well-known Colombian retailers Juan Valdez, Jumbo, Sipote Burrito and Xue. Additional brands in our portfolio include: Mind Naturals (skincare), Stardog Loungewear (apparel), No Cap Hemp Co (minor cannabinoids), KaLaya (skincare) and Original Hemp (e-commerce).

Commercial & Wholesale

The Company’s Commercial and Wholesale pillar encompasses the cultivation, transformation, and movement of cannabis and the distribution of pharmaceutical products to international markets. This pillar is anchored by Flora’s wholly owned subsidiary, Phatebo, a multi-national operator in pharmaceutical and medical cannabis distribution, with principal operations in Germany, and Cosechemos, our 249-acre licensed cultivation facility in Girón, Colombia.  With a bi-annual quota of 44,000 kgs of psychoactive cannabis issued by the Colombian government, Flora can grow, harvest, transform, and distribute its harvest to around the world where medical cannabis is legal.

Based in Germany, Phatebo is a wholesale pharmaceutical distribution company with import and export capabilities of a wide range of pharmaceutical goods and medical cannabis products to treat a variety of health indications, including drugs related to cancer therapies, ADHD, multiple sclerosis and anti-depressants, among others. Phatebo holds a license for the Trade in Narcotic Drugs (including the cannabis sales license amendment) and a wholesale trading license, both of which are issued by BfArM (the largest drug approval authority in Europe). Phatebo is focused on distributing pharmaceutical products within 28 countries globally, primarily in Europe, but also with sales to Asia, Latin America, and North America. In November 2018, Phatebo also received a medical cannabis import and distribution license. We intend to leverage Phatebo’s existing network of approximately 1,200 pharmacies as Flora begins to move medicinal cannabis from our Cosechemos facility and third parties into Germany. Additionally, the Phatebo warehouse provides a logistics outpost for Flora’s growing product portfolio and distribution network within the European Union.

Pharmaceutical

Flora’s Pharmaceutical pillar is focused on developing pharmaceutical grade products and providing scientific-based research connected to molecules found in the cannabis plant. Through this pillar, Flora works to provide access to medical cannabis, create awareness through education and initiate research studies for use in targeted and broad-based use cases leveraging multiple modalities. Our pharmaceutical pillar is anchored by Flora Lab 2 and Flora Lab 4, both of which are located in Bogota, Colombia. These laboratories allow us to manufacture plant-based, medical-grade pharmaceuticals, phytotherapeutics, and dietary supplements.

Factors Impacting our Business

Diversification of cashflows. Our sources of cash are diversified across geographic and product lines. Revenues are concentrated primarily in Germany, the United States and Colombia, spanning pharmaceuticals, hemp and non-hemp consumer products and medicinal cannabis.

Low-cost cannabis production and high-margin distribution. We aim to achieve economies of scale by sourcing medical cannabis and benefiting from production in low-cost jurisdictions across the globe. We then intend to utilize our cannabis and distribution networks to sell product in countries at an accretive margin. Flora believes it is positioned nicely to act as both an exporter and importer of medicinal cannabis from our production facilities in Colombia to our distribution network in Germany where the supply of medicinal cannabis is largely dependent on imports.

International cannabis developments. Flora’s growth is embedded in the expansion, regulation and legalization of medicinal and recreational cannabis and cannabis derivative products across the world. While medicinal cannabis has been regulated at the federal level in multiple countries, the Company is focused on the most robust markets in Germany and the European Union. We remain tuned to international developments as lucrative medicinal cannabis markets open.

Product evolution and acceptance. As the cannabis industry continues to change, divergent regulations and the corresponding resources required to introduce high-quality products are expected to impact our market share. Gaining access to continuously evolving and superior products remains a critical success factor. Our ultimate ability to extract, cultivate and process products meeting stringent quality control standards drives the extent of consumer acceptance.

Regulatory proficiency and adoption. The markets in which Flora operates are highly regulated and require extensive experience in navigating the associated complexities. We have assembled a team with deep knowledge of the regulatory and governance environments in which the Company operates. Fundamental expertise entails compliance with product approvals, import permits, export permits, distribution licenses and other pertinent licenses.

Integration of acquired companies. Our growth has been fueled substantially by the acquisition of JustCBD, Vessel and FGH. Our continued ability to extract incremental synergies from a group of diversified entities, including achieving a seed-to-sale vertically integrated operation, is a key determinant of our ability to expand organically.

Loss of Foreign Private Issuer Status

We determined that, as of June 30, 2022, more than 50% of our issued and outstanding voting shares were directly or indirectly owned of record by residents in the United States. As a result of this fact and certain other requirements under applicable United States federal securities laws, we determined that the Company would lose its foreign private issuer status under applicable United States federal securities laws and, became subject to SEC reporting requirements applicable to U.S. domestic companies beginning on January 1, 2023. These U.S. reporting requirements require, among other things, our financial statements and financial data to be presented under U.S. GAAP.

Public Company Costs

Following the consummation of our initial public offering, we became a public company, which has required hiring of additional staff and implementation of processes and procedures to address public company regulatory requirements and customary practices. We expect to continue to incur substantial additional annual expenses for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external costs for investor relations, accounting, audit, legal, corporate secretary and other functions.

Key Components of Results of Operations

Revenue

The Company primarily generates revenue as a distributor of pharmaceutical goods, and a manufacturer and reseller of a range of cannabis-based and complementary products. The Company has three major revenue groups, which are also its reportable segments:

(1)	House of Brands;
(2)	Commercial and Wholesale; and
(3)	Pharmaceuticals.

These segments reflect how the Company’s operations are managed, how the Company’s Chief Executive Officer, who is the chief operating decision maker, allocates resources and evaluates performance, and how the Company’s internal management financial reporting is structured.

The Company’s operates its manufacturing and distribution business through its United States, Germany, and Colombia subsidiaries. The Company also is engaged in the growth, cultivation, and development of medicinal cannabis and medicinal cannabis derivative products in Colombia.

The Company uses the following five-step contract-based analysis of transactions to determine if, when and how much revenue can be recognized:

1.	Identify the contract with a customer;
2.	Identify the performance obligations in the contract;
3.	Determine the transaction price;
4.	Allocate the transaction price to the performance obligations in the contract; and
5.	Recognize revenue when or as the Company satisfies the performance obligations.

Revenue is recognized at the transaction price, which is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods to a customer. Gross revenue excludes duties and taxes collected on behalf of third parties. Revenue is presented net of expected price discounts, sales returns, customer rebates and other incentives. The Company’s cannabis consumption accessory products include a six-month warranty, which the Company accrues for the estimated liability based on historical and expected claim costs.

The Company's contracts with customers for the sales of products consist of one performance obligation. Revenue from product sales is recognized at the point in time when control is transferred to the customer, which is on shipment or delivery, depending on the contract terms. The Company's payment terms generally range from 0 to 30 days from the transfer of control, and sometimes up to six months.

Cost of sales

The Company includes the cost of raw materials and supplies, cannabis, purchased finished goods and changes in inventory reserves in cost of sales for each of its three reportable segments. Raw materials include the purchase cost of the materials, freight-in and duty. Cannabis costs are incurred during the cannabis growing and production process. These costs include materials, labor and manufacturing overhead used in the growing and production processes. Finished goods include the cost of direct materials and labor and a proportion of manufacturing overhead allocated based on normal production capacity. Inventory reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The primary factors that can impact cost of goods sold on a period-to-period basis include the volume of products sold, the mix of product sold, third-party quality costs, transportation, overhead allocations and changes in inventory provisions.

Operating Expenses

The Company’s operating expenses are apportioned based on the following categories:

•	Consulting and management fees include salary and benefit expenses for employees, directors and consultants for the Company’s corporate activities, other than those included in one of general and administrative, share-based compensation, and research and development.
•	Professional fees include legal, audit and other expenses incurred by third-party service providers.
•	General and administrative include certain public company costs, merchant fees and temporary labor and subcontractor costs for the Company’s operating subsidiaries.
•	Promotion and communication expenses consist primarily of services engaged in marketing and promotion of our products and costs associated with initiatives and development programs and salary and benefit expenses for certain employees.
•	Travel expenses relate to flight, lodging and incidental expenses for attending conferences, events and key business meetings.
•	Share-based compensation includes the cost of vesting of the Company’s equity awards, including share options and restricted share awards.
•	Research and development expenses primarily consist of salary and benefit expenses for employees engaged in research and development activities, as well as other general costs associated with R&D activities.
•	Operating lease expense represents the cost of the Company’s operating leases, primarily consisting of real estate and equipment.
•	Depreciation and amortization expense is provided on a straight-line basis over the corresponding assets’ estimated useful lives.
•	Bad debt expense consists of changes in the provision for the Company’s expected credit losses. The Company utilizes a provision matrix to estimate lifetime expected credit losses.
•	Asset impairment includes the difference between the fair value and carrying amount of the asset group. An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of an asset group.
•	Other expenses (income), net include miscellaneous expenses that do not fit the criteria for recognition in another category.

Non-Operating Expenses

Non-operating expenses include interest income and expenses, foreign exchange losses and unrealized losses from changes in fair value. Interest is primarily related to the Company’s lease liabilities and operating lines of credit. Foreign exchange is largely related to the revaluation of balances denominated in foreign currencies to U.S. dollars. Unrealized losses from changes in fair value pertain to fluctuations in the fair values of the Company’s investments and liabilities.

Income Tax

Income tax consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Results of Operations

The following table sets forth the Company’s consolidated results of operations for the fiscal years ended December 31, 2022 and 2021 (in thousands). The period-to-period comparisons of the Company’s historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data have been derived from our audited consolidated financial statements included elsewhere in this Annual Report.

	For the year ended December 31, 2022	For the year ended December 31, 2021
Revenue	$37,171	$8,980

Gross profit	14,414	2,425
Consulting and management fees	11,342	7,324
Professional fees	4,398	4,269
General and administrative	4,495	922
Promotion and communication	8,416	3,585
Travel expenses	1,055	603
Share based compensation	3,404	1,340
Research and development	430	132
Operating lease expense	1,221	316
Depreciation and amortization	2,629	501
Bad debt expense	1,607	1,335
Other expenses (income), net	2,489	1,050
Goodwill and other asset impairments	26,235	51
Operating loss	(53,307)	(19,003)
Non-operating expenses	860	2,456
Net loss before taxes	(54,167)	(21,459)
Income tax benefit	(1,538)	(98)
Net loss for the period	$(52,629)	$(21,361)

Revenue

Revenue totaled $37.2 million and $9.0 million for the years ended December 31, 2022 and 2021, respectively. The increase was primarily driven by the following acquisitions:

•	JustCBD contributed $32.2 million. If JustCBD was acquired at January 1, 2022, the Company’s revenue and net loss would have increased by approximately $5.2 million and $1.6 million, respectively, during the year ended December 31, 2022.
•	Vessel contributed $7.1 million. If Vessel was acquired at January 1, 2021, the Company’s revenue and net loss would have increased by approximately $6.5 million and $1.5 million, respectively, during the year ended December 31, 2021.
•	FGH contributed $0.1 million. If FGH was acquired at January 1, 2022, the Company’s revenue and net loss would have increased by approximately $40.3 million and $19.0 million, respectively, during the year ended December 31, 2022.
•	The remaining fluctuations in revenue are related to lower revenues in the pharmaceuticals segment and intercompany eliminations pertaining to sales between Company subsidiaries that reduce revenue.

Revenues generated for the year ended December 31, 2022 by the House of Brands segment were $40.5 million compared to revenues generated for the year ended December 31, 2021 of $6.3 million. The increase primarily related to the acquisition of JustCBD in February 2022, which contributed $32.2 million as well as having the Vessel brand encompassed in our business for the full 2022 fiscal year, which contributed $6.0 million. This was partially offset by a decrease in Colombia brands of $3.9 million as unprofitable sales agreements effective in the second half of 2021 were not renewed in 2022.

Revenues generated for the year ended December 31, 2022 by the pharmaceuticals segment were $2.5 million compared to revenues generated for the year ended December 31, 2021 of $3.2 million. The decrease was mainly caused by a late 2021 sale of cannabis educational course content and materials to institutions in the Colombian market with no comparable sales in 2022, which totaled $0.4 million. Sales in Colombia of dermo-cosmetic products and pharmaceutical formulations decreased by $0.3 million, driven by lower demand and supply chain issues.

Revenues generated for the year ended December 31, 2022 by the commercial and wholesale segment were $0.2 million compared to revenues generated for the year ended December 31, 2021 of less than $0.1 million. The increase was driven by the acquisition of FGH in December 2022, which contributed $0.1 million. Flora generated its first revenues from its cultivation operation in Colombia during the year ended December 31, 2022 for a total $0.1 million.

Gross Profit

Gross profit totaled $14.4 million and $2.4 million for the years ended December 31, 2022 and 2021, respectively. The increase was primarily driven by the acquisitions of JustCBD, which contributed $11.2 million and Vessel, which contributed $2.0 million, partially offset by reduced margins in Colombia brands of $0.8 million driven by unfavorable product mix and the increased use of promotional discounts. As a percent of net sales, or gross margin, the Company reported 39% and 27% for the years ended December 31, 2022 and 2021, respectively.

Operating Expenses

Operating expenses totaled $67.7 million and $21.4 million for the years ended December 31, 2022 and 2021, respectively. The increase was primarily driven by asset impairments of $26.2 million, the acquisitions of JustCBD for a total of $12.5 million and Vessel for a total of $5.6 million, as well as costs related to increased staffing to support our expanded and future operations and promotional activities that supported the Company building its marketing strategy.

Consulting and Management Fees

Consulting and management fees were $11.3 million for the year ended December 31, 2022 compared to $7.3 million for the year ended December 31, 2021. These fees are related to employment and consulting contracts with most of the Company’s management, as well as directors. The $4.0 million increase in 2022 primarily relates to increased staffing to support expanded and future operations.

Professional Fees

Professional fees totaled $4.4 million for the year ended December 31, 2022 compared to $4.3 million for the year ended December 31, 2021. These expenses are associated with legal, accounting and audit services. The 2022 expenses include $1.1 million in one-time acquisition and transaction related costs relating to the Company’s acquisitions.

General and Administrative Expenses

General and administrative expenses totaled $4.5 million for the year ended December 31, 2022 compared to $0.9 million for the year ended December 31, 2021. The $3.6 million increase in 2022 is primarily due to the acquisition of JustCBD, which contributed $2.0 million due to increased merchant fees and temporary labor, an increase in investor relation costs of $0.6 million and general spending on the Company’s Colombia operations of $0.6 million.

Promotion and Communication Expenses

Promotion and communication expenses totaled $8.4 million for the year ended December 31, 2022 compared to $3.6 million for the year ended December 31, 2021. The $4.8 million increase in 2022 is primarily due to the acquisition of JustCBD, which contributed $4.6 million, and Vessel, which contributed $0.9 million. A material component of JustCBD’s business model is centred around promoting its products as a method for stimulating revenue growth. These increases were partially offset by cost reductions in other areas.

Travel Expenses

Travel expenses totaled $1.1 million for the year ended December 31, 2022 compared to $0.6 million for the year ended December 31, 2021. These expenses were for various trips related to the subsidiaries and the Company’s promotional activities.

Share-based Compensation Expenses

Share based compensation expenses totaled $3.4 million for the year ended December 31, 2022 compared to $1.3 million for the year ended December 31, 2021. These expenses represent the amortization of the fair value of share-based payments. The $2.1 million increase in 2022 is primarily due to the stock options granted late in 2021 and throughout 2022, as well as restricted stock awards granted and expended during 2022 compared to minimal grants in 2021.

Research and Development Expenses

Research and development expenses totaled $0.4 million for the year ended December 31, 2022 compared to $0.1 million for the year ended December 31, 2021. Research and development expenses to date consist primarily of contract research fees, manufacturing, consultant fees, and study related costs related to cultivation of cannabis in Colombia for the Cosechemos business, as well as costs related to the launch of new brands for the Vessel business.

Operating Lease Expenses

Operating lease expenses totaled $1.2 million for the year ended December 31, 2022 compared to $0.3 million for the year ended December 31, 2021. The $0.9 million increase in 2022 is primarily due to the acquisition of JustCBD and its accompanying facility lease for $0.6 million and Vessel and its accompanying facility lease in November 2021 for $0.2 million.

Depreciation and Amortization Expense

Depreciation and amortization expenses totaled $2.6 million for the year ended December 31, 2022 compared to $0.5 million for the year ended December 31, 2021. The $2.1 million increase in 2022 is primarily due to the acquisition of JustCBD for $0.6 million in February 2022 and Vessel in November 2021 for $1.3 million.

Bad Debt Expense

Bad debt expense totaled $1.6 million for the year ended December 31, 2022 compared to $1.3 million for the year ended December 31, 2021. The increase of $0.3 million reflects the Company’s estimate of lifetime expected losses related to outstanding trade receivables.

Other Expenses

Other expenses totaled $2.5 million for the year ended December 31, 2022 compared to $1.1 million for the year ended December 31, 2021. These expenses consist mainly of insurance, repairs and maintenance and royalties partially offset by miscellaneous incomes. The $1.4 million increase in 2022 is due to the acquisition of JustCBD in February 2022 for $0.7 million and Vessel in November 2021 for $0.2 million, as well as increased costs to support the overall increased operations of the Company.

Goodwill and other asset impairments

We incurred $26.2 million and $0.1 million in asset impairments for the years ended December 31, 2022 and 2021, respectively. We test goodwill for impairment during the fourth quarter of each fiscal year. During the fourth quarter of 2022, we determined that the decline in the value of our publicly traded common shares, declines in comparable public company share prices, as well as negative operating cash flows were indicators of impairment. We then concluded that the carrying values of our Vessel, JustCBD and pharmaceuticals reporting units were higher than their respective estimated fair values, and a goodwill impairment loss totaling $25.5 million was recognized in the year ended December 31, 2022.

The factors listed above representing goodwill impairment indicators were also indicators of impairment for certain other of our long-lived assets. We performed a quantitative analysis as of December 31, 2022 to determine if impairment existed by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over their remaining lives. This analysis resulted in impairments of property, plant and equipment and certain intangibles assets totaling $0.2 for the year ended December 31, 2021.

During the fourth quarter of 2022, the Company decided to consolidate operations and looked for subtenants for two building leases that have contractual lease obligations through 2026 and 2027. These leases are recorded on our statement of financial position as operating lease right of use assets. The lease assets have indicators of impairment as they are no longer used in the asset groups’ operations, but we are actively seeking to sublease both spaces to generate income from the spaces. The resulting analysis resulted in an impairment of $0.6 million of operating lease right of use assets for the year ended December 31, 2022.

Non-operating Expenses

We incurred $0.9 million and $2.5 million in non-operating expenses for the years ended December 31, 2022 and 2021, respectively. These expenses consist of unrealized (gains) losses from change in fair value, interest (income) expense and foreign exchange loss. The decrease is due to a $1.3 million gain on the value of the contingent consideration related to the JustCBD acquisition and a $0.7 million reduction on the loss of an investment in an early-stage European cannabis company. This was partially offset by an increase in foreign exchange losses of $0.2 million, an impact of currency movements related to the euro and Canadian dollar.

Income Tax Benefit

We recognized $1.5 million and $0.1 million in income tax benefit for the years ended December 31, 2022 and 2021, respectively. Our effective tax rate during the year ended December 31, 2022 and 2021 was 2.8% and 0.5%, respectively. We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we consider such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to believe its deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance remains recorded against net deferred taxes as of December 31, 2022 and 2021.

Net loss

We incurred a net loss of $52.6 million and $21.4 million for the years ended December 31, 2022 and 2021, respectively. The increase in loss was driven by higher asset impairments of $26.2 million and increased operating expenses of $20.1 million, partially offset by increased gross profit of $12.0 million and income tax benefit of $1.4 million.

Adjusted EBITDA

Adjusted EBITDA is a non-U.S. GAAP financial measure that does not have any standardized meaning prescribed by U.S. GAAP and may not be comparable to similar measures presented by other companies. We calculate Adjusted EBITDA as total net loss, plus (minus) income taxes (benefit), plus (minus) interest expense (income), plus depreciation and amortization, plus (minus) non-operating expense (income), plus share based compensation expense, plus goodwill and other asset impairment charges, plus (minus) unrealized loss (gains) from changes in fair value, plus charges related to the flow-through of inventory step-up on business combinations, plus other acquisition and transaction costs. Management believes that Adjusted EBTIDA provides meaningful and useful financial information as this measure demonstrates the operating performance of the business.

Adjusted EBITDA margin % is a non-U.S. GAAP financial measure that does not have any standardized meaning prescribed by U.S. GAAP and may not be comparable to similar measures presented by other companies. We calculate Adjusted EBITDA margin % as Adjusted EBITDA, as described above, divided by revenue for the period.

The reconciliation of the Company’s Adjusted EBITDA, a non-U.S. GAAP financial measure, to net loss, the most directly comparable U.S. GAAP financial measure, for the year ended December 31, 2022 and 2021 is presented in the table below:

(In thousands of United States dollars)	For the year ended December 31, 2022	For the year ended December 31, 2021
Net loss for the period	$(52,629)	$(21,361)
Income tax expense (benefit)	(1,538)	(98)
Interest (income) expense	(56)	32
Depreciation and amortization	2,629	501
Non-operating expense (1)	323	79
Share based compensation	3,404	1,340
Goodwill and asset impairments	26,235	51
Unrealized loss from changes in fair value (2)	593	2,345
Charges related to the flow-through of inventory step-up on business combinations	1,676	342
Other acquisition and transaction costs	1,055	229
Adjusted EBITDA	$(18,308)	$(16,540)
Adjusted EBITDA Margin %	-49.3%	-184.2%

(1)	Non-operating expense includes foreign exchange gain (loss).
(2)

Unrealized loss from changes in fair value includes changes in the value of the Company’s long-term investment in an early-stage European cannabis company and the value of the Company’s contingent consideration associated with its acquisition of JustCBD.

Liquidity and Capital Resources

Since the Company’s inception, we have funded our operations and capital spending through cash flows from product sales and proceeds from the sale of our capital stock. The Company is generating cash from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support our business growth and expansion. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows for the foreseeable future. Our current, principal sources of liquidity are cash and cash equivalents provided by our operations and prior equity offerings. Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents were $9.5 million and $37.6 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they come due within twelve months from the date the consolidated financial statements were issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to execute its operating plans through 2023 and beyond depends on its ability to obtain additional funding through equity offerings, debt financing, or other forms of financing to meet planned growth requirements and to fund future operations, which may not be available on acceptable terms, or at all. If we are unable to raise the requisite funds, we will need to curtail or cease operations. See Note 2 to the audited consolidated financial statements for more information and “Risk Factors – Management has performed an analysis of our ability to continue as a going concern, and has determined that, based on our current financial position, there is a substantial doubt about our ability to continue as a going concern” in this Annual Report. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In the long-term, we may be required to obtain additional financing to fund our current planned operations, which may consist of incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. There can be no assurance that the Company will be able to obtain additional funds on terms acceptable to it, on a timely basis or at all. The failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the results of operations, and financial condition. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing shareholders will be diluted. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

The Company’s primary uses of cash are for working capital requirements and capital expenditures. Additionally, from time to time, it may use capital for acquisitions and other investing and financing activities. Working capital is used principally for the Company’s personnel as well as costs related to the growth, manufacture, and production of its products. The Company’s capital expenditures consist primarily of additional facilities, improvements in existing facilities and product development.

Cash Flows

The following table sets forth the major components of the Company’s condensed consolidated statements of cash flows for the periods presented.

(In thousands of United States dollars)	For the year ended December 31, 2022	For the year ended December 31, 2021
Cash used in operating activities	$(15,935)	$(20,939)
Cash from financing activities	4,413	58,397
Cash used in investing activities	(15,802)	(14,550)
Effect of exchange rate change	(755)	(815)
Change in cash during the period	(28,079)	22,093
Cash, beginning of period	37,616	15,523
Cash, end of period	$9,537	$37,616

Cash used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 and 2021 totaled $15.9 million and $20.9 million, respectively. Cash flows used in operating activities for the year ended December 31, 2022 were due primarily to operating expenses exceeding the gross profit for the year.

Cash flows used in operating activities for the year ended December 31, 2021 were due primarily to the increased operating expenses and net working capital requirements as operations increased in the second half of 2021 and having a full year impact of certain acquisitions in 2021 results. These increases in cash used in operating activities were partially offset by increased gross profit in 2021.

Cash from Financing Activities

Net cash provided from financing activities for the year ended December 31, 2022 and 2021 totaled $4.4 million and $58.4 million, respectively. Cash flows provided from financing activities for the year ended December 31, 2022 were primarily related to the Company’s December 2022 Unit Offering (as described below) as well as from proceeds received from warrant and stock option exercises, partially offset by amounts used for equity issuances costs and for the Company’s share repurchase program. Under the repurchase program, the Company repurchased 368,244 common shares at an average price of $0.69 per share.

Cash flows provided from financing activities for the year ended December 31, 2021 were primarily related to the Company’s Regulation A Offering, the IPO, and a November 2021 Unit Offering (all described below) as well as proceeds received from warrant and stock option exercises.

Cash used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 and 2021 totaled $15.8 million and $14.6 million, respectively. Cash flows used in investing activities for the year ended December 31, 2022 were primarily related to the acquisition of JustCBD in February 2022 and capital expenditures primarily to construct the cannabis cultivation buildings and production facilities in Colombia.

Cash flows used in investing activities for the year ended December 31, 2021 were primarily related to the acquisition of Vessel in November 2021, an investment in an early-stage European cannabis company, and capital expenditures primarily to construct the cannabis cultivation buildings and productions in Colombia.

Working Capital

As of December 31, 2022, we had working capital of $13.7 million. The Company’s primary cash flow needs are for the development of its cannabis and pharmaceutical activities, administrative expenses and for general working capital to support growing sales and production with related receivables and payables.

Funding Requirements

Our continued existence is dependent on our ability to generate positive cash flows through synergies within its growing operations, expanding its production capacity and geographic footprint, exploring strategic partnerships, and pursuing accretive acquisitions to supplement its organic growth. we may be required in the future to raise additional capital through either equity or debt financings. To date, it has raised capital through multiple equity offerings. Our equity offerings in 2021 and 2022 are described below.

December 2022 Unit Offering

In December 2022, we closed an offering of 12,500,000 units of the Company at a price of $0.40 per unit for gross proceeds of $5.0 million. Each unit is comprised of one common share of the Company and one common share purchase warrant (12,500,000 total warrants) to purchase one additional common share at an exercise price of $0.40 per share. The warrants expire on December 8, 2027. We paid $0.4 million in issuance costs relating to the December 2022 unit offering and issued 500,000 warrants issued to the placement agent. As of December 31, 2022, all of the warrants issued in connection with the December 2022 Unit Offering remain outstanding.

November 2021 Unit Offering

In November 2021, the Company closed an offering of 11,500,000 units of the Company at a price of $3.00 per unit for gross proceeds of $34.5 million. Each unit is comprised of one common share of the Company and one-half of one common share purchase warrant (5,750,000 total warrants) to purchase one additional common share at an exercise price of $3.75 per share. The warrants expire on November 18, 2026. The Company paid $2.7 million in issuance costs relating to the November 2021 unit offering and issued 460,000 warrants issued to the underwriters.

In December 2022, the Company repriced 1,325,000 warrants issued in the November 2021 Unit Offering to certain investors to $0.40 per share in connection with such investors’ participation in the December 2022 Unit Offering.

As of December 31, 2022, all of the warrants issued in connection with the November 2021 Unit Offering remain outstanding.

Initial Public Offering (“IPO”)

In May 2021, the Company closed its Initial Public Offering (“IPO”) upon which it issued 3,333,333 common shares of the Company at a price of $5.00 per common share for gross proceeds of $16.7 million. In connection with the closing, the Company paid issuance costs of $1.8 million and issued 632,000 warrants to the underwriters of the IPO valued at $1.3 million. The Company also issued 333,333 common shares to the Chief Executive Officer of the Company, valued at $1.7 million based on the IPO price per share of $5.00.

Regulation A Offering

During the year ended December 31, 2020, the Company announced an offering up to 13,333,287 units (the “Reg A Units”) of the Company to be sold in a Regulation A offering circular under the Securities Act. Each Reg A Unit is comprised of one common share of the Company and one-half of one warrant to purchase one additional common share at an exercise price of $3.00 per share, subject to certain adjustments, over an 18-month exercise period following the date of issuance of the warrant. The Reg A Units were offered at a purchase price of $2.25 per Unit. We sold the Reg A Units through a Tier 2 offering pursuant to Regulation A (Regulation A+) under the Securities Act. During the year ended December 31, 2020, the Company issued 13,333,287 Reg A Units of the Company at a price of $2.25 per unit. In connection with the closing, the Company paid unit issuance costs of $3.1 million in cash.

On January 20, 2021, the Company issued 26,000 units of the Company at a price of $2.25 per unit for gross proceeds of $0.1 million. Each unit is comprised of one common share in the capital of the Company and one-half of one common share purchase warrant to purchase one additional common share at an exercise price of $3.00 per warrant share, subject to certain adjustments, over an 18-month exercise period following the date of issuance of the warrant. The Company sold the units through a Tier 2 offering pursuant to Regulation A (Regulation A+) under the Securities Act. Additionally, the Company cancelled 28,000 units of the Company at a price of $2.25 per unit and valued at $0.1 million. The units were cancelled due to non-payment of the subscription price.

As of December 31, 2022, none of Reg A warrants remain outstanding.

Debt

In addition to the equity offerings described above, the Company also has access to a credit facility through its acquisition of FGH. The credit facility is in the amount of 1.0 million Euros with Hypoverinsbank, secured by the trade and other receivables of one of the subsidiaries of FGH. On December 31, 2022, the outstanding amount was 1.0 million Euros ($1.1 million USD). The credit facility has an interest rate of Euribor plus 2.95% per year and was initially set to mature on January 10, 2023. The Company and Hypoverinsbank amended to the credit facility to extend the maturity date to May 10, 2023.

Off-Balance Sheet Arrangements

As of December 31, 2022, the Company did not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on its results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Contractual Obligations

At December 31, 2022, the Company had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

(In thousands of United States dollars)	Total	Less than 1 Year	1 – 3 Years	More than 3 Years
Termination benefits (1)	$183	$183	$-	$-
Legal disputes (1)	3,030	3,030	-	-
Sales tax (1)	1,831	1,831	-	-
Contingent purchase consideration (2)	3,546	158	2,946	442
Operating lease obligations (3)	3,518	1,383	1,292	843
Long term debt (4)	1,086	1,086	-	-
Total	$13,194	$7,671	$4,238	$1,285

(1)	See Note 18 of the Company’s Consolidated Financial Statements for the year ended December 31, 2022.
(2)	See Note 9 of the Company’s Consolidated Financial Statements for the year ended December 31, 2022.
(3)	See Note 13 of the Company’s Consolidated Financial Statements for the year ended December 31, 2022.
(4)	See Note 12 of the Company’s Consolidated Financial Statements for the year ended December 31, 2022.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP and the Company’s discussion and analysis of its financial condition and operating results require management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Note 3, Significant Accounting Policies, of the Company’s notes to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of its consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

The Company believes that the following critical accounting policies involve the more significant judgments and estimates used in the preparation of its consolidated financial statements and are the most critical to aid the reader in fully understanding and evaluating the Company’s reported financial results. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

Inventories

Inventories are comprised of raw materials and supplies, cannabis, internally produced work in progress, and finished goods. Inventories are initially valued at cost and subsequently at the lower of cost and net realizable value. Inventory cost is determined on a weighted average cost basis and any trade discounts and rebates are deducted from the purchase price. Raw material costs include the purchase cost of the materials, freight-in and duty. Costs incurred during the cannabis growing and production process are capitalized as incurred to the extent that cost is less than net realizable value. These costs include materials, labor and manufacturing overhead used in the growing and production processes. The Company capitalizes pre-harvest cannabis costs. Finished goods include the cost of direct materials and labor and a proportion of manufacturing overhead allocated based on normal production capacity.

Net realizable value represents the estimated selling price for inventories in the ordinary course of business, less all estimated costs of completion and costs necessary to make the sale. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, the aging of and future demand for inventory and contractual arrangements with customers. Reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The impact of changes in inventory reserves is reflected in cost of sales.

Business combinations

Acquisitions of businesses are accounted for using the acquisition method. The consideration transferred in a business combination is measured at fair value, which is calculated as the sum of the acquisition date fair values of the assets transferred by the Company, liabilities incurred by the Company to the former owners of the acquiree and the equity interests issued by the Company in exchange for control of the acquiree. Acquisition related costs are generally recognized in profit or loss as incurred. At the acquisition date, the identifiable assets acquired, and the liabilities assumed, are recognized at their fair value.

Goodwill is measured as the excess of the sum of the consideration transferred, the amount of any noncontrolling interests in the acquiree, and the fair value of the acquirer’s previously held equity interest in the acquiree (if any) over the net of the amounts of identifiable assets acquired and liabilities assumed on the acquisition date. If, after assessment, the net of the amounts of identifiable assets acquired and liabilities assumed on the acquisition date exceeds the sum of the consideration transferred, the amount of any non-controlling interests in the acquiree and the fair value of the acquirer’s previously held interest in the acquiree (if any), the excess is recognized immediately in profit or loss as a bargain purchase gain.

Non-controlling interests that are present ownership interests and entitle their holders to a proportionate share of the entity’s net assets in the event of liquidation may be initially measured at the fair value of the acquiree’s identifiable net assets.

Contingent consideration is measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination. Contingent consideration that is classified as equity is not remeasured at subsequent reporting dates and its subsequent settlement is accounted for within equity. Contingent consideration that is classified as an asset or liability is remeasured at subsequent reporting dates, with the corresponding gain or loss recognized in the consolidated statements of operations and comprehensive income.

When a business combination is achieved in stages, the Company’s previously held equity interest in the acquiree is remeasured to its acquisition date fair value and the resulting gain or loss, if any, is recognized in profit or loss. Amounts arising from interests in the acquiree prior to the acquisition date that have previously been recognized in other comprehensive income are reclassified to profit or loss where such treatment would be appropriate if that interest were disposed of.

Purchase price allocations may be preliminary and, during the measurement period not to exceed one year from the date of acquisition, changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period the adjustments are determined.

Intangible Assets

Intangible assets are recorded at cost less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization is provided on a straight-line basis over the assets’ estimated useful lives, which do not exceed the contractual period, if any.

The estimated useful lives, residual values, and amortization methods are reviewed at each year end, and any changes in estimates are accounted for prospectively. Amortization expense is recorded within depreciation and amortization on the consolidated statements of loss and comprehensive loss.

Intangible assets that have indefinite useful lives are not subject to amortization and are tested annually for impairment, or more frequently if events or changes in circumstances indicate that they might be impaired.

Impairment of goodwill and indefinite-lived intangible assets

Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The Company reviews goodwill and indefinite lived intangible assets annually for impairment in the fourth quarter, or sooner, if events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than it carrying amount. If factors indicate this is the case, then a quantitative test is performed and an impairment is recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of goodwill. The Company performs a one-step test to calculate the fair value of the asset and record goodwill impairment to the extent the fair value of the reporting unit exceeds its carrying amount. Several factors, including historical results, business plans, forecasts, market data and the weighting of valuation model results when multiple are developed, are used to determine the fair value.

Income taxes

Income tax expense comprises current and deferred tax. Current tax and deferred tax are recognized in profit or loss except to the extent that it relates to a business combination, or items recognized directly in equity or in other comprehensive loss.

Current tax is the expected tax payable or receivable on the taxable income or loss for the year, using tax rates enacted at the reporting date, and any adjustment to tax payable in respect of previous years.

Deferred tax is recognized in respect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for taxation purposes. Deferred tax is not recognized for the following temporary differences: the initial recognition of assets or liabilities in a transaction that is not a business combination and that affects neither accounting nor taxable profit or loss, and differences relating to investments in subsidiaries and jointly controlled entities to the extent that it is probable that they will not reverse in the foreseeable future. In addition, deferred tax is not recognized for taxable temporary differences arising on the initial recognition of goodwill. Deferred tax is measured at the tax rates that are expected to be applied to temporary differences when they reverse, based on the laws that have been enacted or substantively enacted by the reporting date. Deferred tax assets and liabilities are offset if there is a legally enforceable right to offset current tax liabilities and assets, and they relate to income taxes levied by the same tax authority on the same taxable entity, or on different tax entities, but they intend to settle current tax liabilities and assets on a net basis, or their tax assets and liabilities will be realized simultaneously.

A deferred tax asset is recognized for unused tax losses, tax credits and deductible temporary differences, to the extent that it is probable that future taxable profits will be available against which they can be utilized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

An unrealized tax benefit may arise in connection with a period that has not yet been reviewed by the relevant tax authority. A change in the recognition or measurement of an unrealized tax benefit is reflected in the period during which the change occurs.

Interest and penalties in respect of income taxes are not recognized in the consolidated statement of operations as a component of income taxes but as a component of interest expense.

Recently Adopted Accounting Principles

See Note 3, Significant Accounting Policies, of the notes to the consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Flora Growth Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of Flora Growth Corp. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of loss and comprehensive loss, shareholders’ equity (deficiency), and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred a net loss of $52.6 million for the year ended December 31, 2022, and has an accumulated deficit of $90.9 million at December 31, 2022.  These factors amongst others discussed raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2020.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants
PCAOB ID: 731
March 31, 2023

Flora Growth Corp.
Consolidated Statements of Financial Position
(in thousands of United States dollars, except share amounts which are in thousands of shares)

As at:	December 31, 2022	December 31, 2021
ASSETS
Current
Cash	$9,537	$37,614
Restricted cash	-	2
Trade and amounts receivable, net of $2,988 allowance ($1,252 at 2021)	6,851	5,324
Loans receivable and advances	271	273
Prepaid expenses and other current assets	978	1,700
Indemnification receivables	3,429	-
Inventory	10,089	3,030
Total current assets	31,155	47,943
Non-current
Property, plant and equipment	4,810	3,750
Operating lease right of use assets	2,537	1,229
Intangible assets	18,096	9,736
Goodwill	23,372	20,054
Investments	730	2,670
Other Assets	287	97
Total assets	$80,987	$85,479
LIABILITIES
Current
Trade payables	$7,748	$2,415
Contingencies	5,044	2,033
Current portion of debt	1,086	18
Current portion of operating lease liability	1,188	412
Other accrued liabilities	2,381	1,241
Total current liabilities	17,447	6,119
Non-current
Non-current operating lease liability	1,869	908
Deferred tax	1,712	1,511
Contingent purchase considerations	3,547	-
Total liabilities	24,575	8,538
SHAREHOLDERS' EQUITY
Share capital, no par value, unlimited authorized, 135,573 issued and outstanding (65,517 at 2021)	-	-
Additional paid-in capital	150,420	116,810
Accumulated other comprehensive loss	(2,732)	(1,108)
Deficit	(90,865)	(38,536)
Total Flora Growth Corp. shareholders’ equity	56,823	77,166
Non-controlling interest in subsidiaries	(411)	(225)
Total Shareholders' equity	56,412	76,941
Total liabilities and shareholders' equity	$80,987	$85,479

The accompanying notes are an integral part of these consolidated financial statements. Commitments and contingencies – see Note 18.

Flora Growth Corp.
Consolidated Statements of Loss and Comprehensive Loss
(in thousands of United States dollars, except per share amounts which are in thousands of shares)

	For the year ended December 31, 2022	For the year ended December 31, 2021
Revenue	$37,171	$8,980
Cost of sales	22,757	6,555
Gross profit	14,414	2,425
Operating expenses
Consulting and management fees	11,342	7,324
Professional fees	4,398	4,269
General and administrative	4,495	922
Promotion and communication	8,416	3,585
Travel expenses	1,055	603
Share based compensation	3,404	1,340
Research and development	430	132
Operating lease expense	1,221	316
Depreciation and amortization	2,629	501
Bad debt expense	1,607	1,335
Goodwill impairment	25,452	51
Other asset impairments	783	-
Other expenses (income), net	2,489	1,050
Total operating expenses	67,721	21,428
Operating loss	(53,307)	(19,003)
Interest (income) expense	(56)	32
Foreign exchange loss	323	79
Unrealized loss from changes in fair value	593	2,345
Net loss before income taxes	(54,167)	(21,459)
Income tax benefit	(1,538)	(98)
Net loss for the period	$(52,629)	$(21,361)
Other comprehensive loss
Exchange differences on foreign operations, net of income taxes of $nil ($nil in 2021)	$(1,624)	$(1,147)
Total comprehensive loss for the period	$(54,253)	$(22,508)

Net loss attributable to:
Flora Growth Corp.	$(52,415)	$(21,249)
Non-controlling interests in subsidiaries	(214)	(112)
Comprehensive loss attributable to:
Flora Growth Corp.	$(54,039)	$(22,396)
Non-controlling interests in subsidiaries	(214)	(112)
Basic and diluted loss per share attributable to Flora Growth Corp.	$(0.68)	$(0.48)
Weighted average number of common shares outstanding - basic and diluted	76,655	43,954

The accompanying notes are an integral part of these consolidated financial statements.

Flora Growth Corp.
Consolidated Statement of Shareholders' Equity (Deficiency)

	Common Shares		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated Deficit	Non-Controlling interests in subsidiaries (Deficiency)	Shareholders' Equity (Deficiency)
	#
Balance, December 31, 2020	38,355	$-	$33,611	$39	$(17,287)	$(113)	$16,250

November Unit offering	11,500	-	34,500	-	-	-	34,500
November unit offering issuance costs	-	-	(2,665)	-	-	-	(2,665)
Initial public offering	3,333	-	16,667	-	-	-	16,667
Initial public offering issuance costs	333	-	(1,825)	-	-	-	(1,825)
Regulation A and other offerings	55	-	157	-	-	-	157
Common shares issued for business combinations	4,557	-	20,654	-	-	-	20,654
Common Shares issued for investments	225	-	2,507	-	-	-	2,507
Options Issued	-	-	1,340	-	-	-	1,340
Options Exercised	650	-	97	-	-	-	97
Warrants exercised	6,509	-	13,353	-	-	-	13,353
Warrants expired/cancelled	-	-	-	-	-	-	-
Other equity issuance costs	-	-	(1,586)	-	-	-	(1,586)
Other comprehensive loss – exchange differences on foreign operations (net of income taxes of $nil)	-	-	-	(1,147)	-	-	(1,147)
Current year net loss attributable to Flora	-	-	-	-	(21,249)	(112)	(21,361)
Balance, December 31, 2021	65,517	-	116,810	(1,108)	(38,536)	(225)	76,941

December unit offering	12,500	-	5,000	-	-	-	5,000
December unit offering issuance costs	-	-	(415)	-	-	-	(415)
Share repurchase	(368)	-	(255)	-	-	-	(255)
Common shares issued for business combinations	53,026	-	24,492	-	-	-	24,492
Equity issued for other agreements	811	-	1,554	-	-	-	1,554
Acquisition of noncontrolling interest	131	-	283	-	(365)	28	(54)
Options issued	-	-	4,003	-	-	-	4,003
Options exercised	545	-	82	-	-	-	82
Options expired/cancelled	-	-	(1,580)	-	451	-	(1,129)
Restricted stock vesting	2,938	-	446	-	-	-	446
Warrants exercised	473	-	105	-	-	-	105
Warrants expired/cancelled	-	-	-	-	-	-	-
Share issuance costs	-	-	(105)	-	-	-	(105)
Other comprehensive loss – exchange differences on foreign operations (net of income taxes of $nil)	-	-	-	(1,624)	-	-	(1,624)
Current year net loss attributable to Flora	-	-	-	-	(52,415)	(214)	(52,629)
Balance, December 31, 2022	135,573	$-	$150,420	$(2,732)	$(90,865)	$(411)	$56,412

The accompanying notes are an integral part of these consolidated financial statements.

Flora Growth Corp.
Consolidated Statement of Cash Flows
(in thousands of United States dollars)

	For the year ended December 31, 2022	For the year ended December 31, 2021
Cash flows from operating activities:
Net loss	$(52,629)	$(21,361)
Adjustments to net loss:
Depreciation and amortization	2,629	501
Stock based compensation	3,404	1,340
Goodwill impairment	25,452	51
Other asset impairments	783	-
Changes in fair value of investments and liabilities	593	2,345
Bad debt expense	1,607	1,335
Interest (income) expense	(56)	84
Interest paid	(4)	(78)
Income tax expense (benefit)	(1,538)	(98)
	(19,759)	(15,881)
Net change in non-cash working capital:
Trade and other receivables	143	(5,688)
Inventory	1,219	(1,213)
Prepaid expenses and other assets	1,372	(1,204)
Trade payables and accrued liabilities	1,090	3,047
Net cash used in operating activities	(15,935)	(20,939)

Cash flows from financing activities:
Common shares issued	4,551	42,617
Warrants issued	449	8,706
Equity issue costs	(520)	(5,475)
Exercise of warrants and options	187	12,851
Common shares repurchased	(255)	-
Loan borrowings	197	-
Loan repayments	(196)	(302)
Net cash provided by financing activities	4,413	58,397

Cash flows from investing activities:
Loans Provided	-	(273)
Loan repayments received	-	302
Purchases of property, plant and equipment and intangible assets	(1,294)	(3,983)
Purchase of investments	-	(2,509)
Business and asset acquisitions, net of cash acquired	(14,508)	(8,087)
Net cash used in investing activities	(15,802)	(14,550)

Effect of exchange rate on changes on cash	(755)	(815)

Change in cash during the period	(28,079)	22,093
Cash and restricted cash at beginning of period	37,616	15,523
Cash and restricted cash at end of period	$9,537	$37,616
Supplemental disclosure of non-cash investing and financing activities
Common shares issued for business combinations	$24,712	$20,654
Common shares issued for other agreements	1,470	2,507
Operating lease additions to right of use assets	2,919	1,233

The accompanying notes are an integral part of these consolidated financial statements.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

1. NATURE OF OPERATIONS

Flora Growth Corp. (the “Company” or “Flora”) was incorporated under the laws of the Province of Ontario, Canada on March 13, 2019. The Company is a manufacturer, distributor and an all-outdoor cultivator of global cannabis and pharmaceutical products and brands, building a connected, design-led collective of plant-based wellness and lifestyle brands. The Company’s registered office is located at 365 Bay Street, Suite 800, Toronto, Ontario, M5H 2V1, Canada and our principal place of business in the United States is located at 3406 SW 26th Terrace, Suite C-1, Fort Lauderdale, Florida 33132.

On December 23, 2022, Flora completed its acquisition of all the issued and outstanding common shares of Franchise Global Health Inc., a corporation existing under the laws of the Province of British Columbia (“Franchise”) by way of a statutory plan of arrangement (the “Arrangement”) under the Business Corporations Act (British Columbia). Franchise, through its wholly-owned subsidiaries, is a multi-national distributor in the pharmaceutical and medical cannabis industry with principal operations in Germany. See Note 9 for further discussion.

On February 24, 2022, Flora Growth U.S. Holdings Corp., a wholly-owned subsidiary of the Company, completed the acquisition of 100% of the outstanding equity interests in each of (i) Just Brands LLC and (ii) High Roller Private Label LLC(collectively "JustCBD". JustCBD is a manufacturer and distributor of consumable cannabinoid products, including gummies, tinctures, vape cartridges, and creams with principal operations in Florida, United States. See Note 9 for further discussion.

These consolidated financial statements have been prepared on a going concern basis, meaning that the Company will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.

2. BASIS OF PRESENTATION

These consolidated financial statements have been presented in United States dollars and are prepared in accordance with United States generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company has determined that the United States dollar is the most relevant and appropriate reporting currency as, despite continuing shifts in the relative size of our operations across multiple geographies, the majority of our operations are conducted in United States dollars and our financial results are prepared and reviewed internally by management in United States dollars.

Prior to January 1, 2023, Flora was a foreign private issuer reporting its financial statements under International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standard Boards. These consolidated financial statements, for all periods, are presented in accordance with US GAAP.

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue for a period of at least one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Pursuant to the requirements of ASC Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

The Company had cash of $9.5 million at December 31, 2022, net loss of $52.6 million for the year ended December 31, 2022, and an accumulated deficit of $90.9 million at December 31, 2022. Current economic and market conditions have put pressure on the Company’s growth plans and may continue to do so in the future. If certain growth plans aren’t realized the Company’s ability to continue as a going concern may be dependent on its ability to obtain additional capital. The Company believes that its current level of cash is not sufficient to continue investing in growth, while at the same time meeting its obligations as they become due. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements. To alleviate these conditions, management may need to evaluate various cost reductions and other alternatives and may seek to raise additional funds through the issuance of equity, debt securities, through arrangements with strategic partners, through obtaining credit from financial institutions or otherwise. The actual amount that the Company may be able to raise under these alternatives will depend on market conditions and other factors. As it seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms or at all. The Company’s ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to it and its industry. As a result of these uncertainties, and notwithstanding management’s plans, there is substantial doubt about the Company’s ability to continue as a going concern.

Presentation of comparative financial statements

On April 30, 2021, the Company consolidated its issued and outstanding common shares based on one new common share of the Company for every three existing common shares of the Company. All common shares and per share amounts have been restated to give retroactive effect to the share consolidation.

Basis of consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions were eliminated in consolidation. Subsidiaries are entities the Company controls when it is exposed, or has rights, to variable returns from its involvement in the entity and can affect those returns through its power to direct the relevant activities of the entity. Subsidiaries are included in the consolidated financial results of the Company from the date of acquisition up to the date of disposition or loss of control. As at December 31, 2022, the Company had the following subsidiaries:

Subsidiaries	Country of Incorporation	Ownership %	Functional Currency
Cosechemos YA S.A.S.	Colombia	90%	Colombia Peso (COP)
Flora Growth Corp. Sucursal Colombia	Colombia	100%	Colombia Peso (COP)
Hemp Textiles & Co. LLC	United States	100%	United States Dollar (USD)
Hemp Textiles & Co. S.A.S.	Colombia	100%	Colombia Peso (COP)
Flora Beauty LLC	United States	100%	United States Dollar (USD)
Flora Beauty LLC Sucursal Colombia	Colombia	100%	Colombia Peso (COP)
Kasa Wholefoods Company S.A.S.	Colombia	90%	Colombia Peso (COP)
Kasa Wholefoods Company LLC	United States	100%	United States Dollar (USD)
Grupo Farmaceutico Cronomed S.A.S.	Colombia	100%	Colombia Peso (COP)
Labcofarm Laboratories S.A.S.	Colombia	100%	Colombia Peso (COP)
Breeze Laboratory S.A.S	Colombia	100%	Colombia Peso (COP)
Vessel Brand Inc.	United States	100%	United States Dollar (USD)
Just Brands LLC	United States	100%	United States Dollar (USD)
Just Brands International LTD	United Kingdom	100%	British Pound (GBP)
High Roller Private Label LLC	United States	100%	United States Dollar (USD)
Flora Growth US Holdings Corp.	United States	100%	United States Dollar (USD)
Flora Growth Management Corp.	United States	100%	United States Dollar (USD)
Cardiff Brand Corp.	United States	100%	United States Dollar (USD)
Keel Brand Corp.	United States	100%	United States Dollar (USD)
Flora Growth F&B Corp.	United States	100%	United States Dollar (USD)
Masaya Holding Corp	United States	100%	United States Dollar (USD)
Franchise Global Health Inc.	Canada	100%	Canadian Dollar (CAD)
Harmony Health One Inc.	Canada	100%	Canadian Dollar (CAD)
ACA Mueller ADAG Pharma Vertriebs GmbH	Germany	100%	Euro (EUR)
Sativa Verwaltungs GmbH	Germany	100%	Euro (EUR)
Sativa Verwaltungs GmbH and Co. KG	Germany	100%	Euro (EUR)
CBD Med Therapeutics Inc.	Canada	100%	Canadian Dollar (CAD)
Fayber Technologies Canada Inc.	Canada	100%	Canadian Dollar (CAD)
Catalunia SAS	Colombia	100%	Colombia Peso (COP)
Green CannaHealth SAS	Colombia	100%	Colombia Peso (COP)
Klokken Aarhus Inc.	Canada	100%	Canadian Dollar (CAD)
Rangers Pharmaceuticals A/S	Denmark	100%	Danish Krone (DAK)
1200325 B.C. LTD.	Canada	100%	Canadian Dollar (CAD)
Phatebo	Germany	100%	Euro (EUR)
Franchise Cannabis Corp.	Canada	100%	Canadian Dollar (CAD)

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

Basis of measurement

The consolidated financial statements have been prepared on the historical cost basis, except for certain financial instruments that are measured at fair value as explained in the accounting policies below. Historical cost is generally based on the fair value of the consideration given in exchange for goods and services.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of trade and amounts receivable, indemnification receivables, prepaids and other current assets, and trade and other payables, accrued liabilities, current portion of long term debt, and current portion of lease liability approximate their fair values due to their short periods to maturity. The Company calculates the estimated fair value of financial instruments, including investments, and contingent consideration, using quoted market prices when available. When quoted market prices are not available, fair value is determined based on valuation techniques using the best information available and may include quoted market prices, market comparable, and discounted cash flow projections.

The consolidated financial statements are presented in United States dollars (“$”) unless otherwise noted.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

3. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used by the Company are as follows:

Cash

Cash in the consolidated statements of financial position includes cash on hand and deposits held with banks and other financial intermediaries that have a maturity of less than three months at the date they are acquired.

Financial assets

Initial recognition and measurement

The Company aggregates its financial assets into classes at the time of initial recognition based on the Company’s business model and the contractual terms of the cash flows. Non-derivative financial assets are classified and measured as “financial assets at fair value”, as either fair value through profit or loss (“FVPL”), or “financial assets at amortized cost”, as appropriate.

All financial assets are recognized initially at fair value plus, in the case of financial assets not at FVPL, directly attributable transaction costs on the trade date at which the Company becomes a party to the contractual provisions of the instrument.

Financial assets with embedded derivatives are considered in their entirety when determining their classification.

Subsequent measurement – Financial assets at amortized cost

After initial recognition, financial assets measured at amortized cost are subsequently measured at the end of each reporting period at amortized cost using the Effective Interest Rate (“EIR”) method. Amortized cost is calculated by considering any discount or premium on acquisition and any fees or costs that are an integral part of the EIR. In these consolidated financial statements, cash, trade and other receivables, indemnification receivables and loans receivable are classified in this category.

Subsequent measurement – Financial assets at FVPL

Financial assets measured at FVPL include financial assets such as the Company’s equity investments in other entities, and any derivative financial instrument that is not designated as a hedging instrument in a hedge relationship. Financial assets measured at FVPL are carried at fair value in the consolidated statement of financial position with changes in fair value recognized in a separate caption in the consolidated statements of loss and comprehensive loss.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

Derecognition

A financial asset is derecognized when the contractual rights to the cash flows from the asset expire, or the Company no longer retains substantially all the risks and rewards of ownership.

Impairment of financial assets

Financial assets classified subsequently as amortized cost are subject to impairment based on the expected credit losses (“ECL’s”). The Company’s financial assets subject to impairment are cash, trade and other receivables, and loans receivable.

Trade and note receivables are recognized initially at fair value and subsequently measured at amortized cost, less any provisions for impairment. Impairment provisions are estimated using the ECL impairment model where any expected future credit losses are provided for, irrespective of whether a loss event has occurred at the reporting date. Estimates of expected credit losses consider the Company’s collection history by country and customer, deterioration of collection rates during the average credit period, as well as observable changes in and forecasts of future economic conditions that affect default risk. The Company utilizes a provision matrix to estimate lifetime ECL’s for trade receivables, supplemented by specific allowance based on customer-specific data. Changes in the allowance are recognized as bad debt expense in the consolidated statements of loss and comprehensive loss. When the Company determines that no recovery of the amount owed is possible, the amount is deemed irrecoverable, and the financial asset is written off. In Colombia, this is considered after 360 days consistent with local regulations, while other countries this is determined with judgment or otherwise when discharged by bankruptcy or other legal proceedings.

Inventories

Inventories are comprised of raw materials and supplies, cannabis, internally produced work in progress, and finished goods. Inventories are initially valued at cost and subsequently at the lower of cost or net realizable value. Inventory cost is determined on a weighted average cost basis and any trade discounts and rebates are deducted from the purchase price. Raw material costs include the purchase cost of the materials, freight-in and duty. Costs incurred during the cannabis growing and production process are capitalized as incurred to the extent that cost is less than net realizable value. These costs include materials, labor and manufacturing overhead used in the growing and production processes. The Company capitalizes pre-harvest cannabis costs. Finished goods include the cost of direct materials and labor and a proportion of manufacturing overhead allocated based on normal production capacity.

Net realizable value represents the estimated selling price for inventories in the ordinary course of business, less all estimated costs of completion and costs necessary to make the sale. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, the aging of and future demand for inventory and contractual arrangements with customers. Reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The impact of changes in inventory reserves is reflected in cost of sales.

Property, plant and equipment

Property, plant and equipment are measured at cost less accumulated depreciation and impairment losses, if any. Depreciation is provided for on a straight-line basis over the assets’ estimated useful lives, which management has determined to be as follows:

Machinery and office equipment	5-10 years
Vehicle	5 years
Building	30 years
Right-of-use assets	Lesser of useful life and remaining term of the lease

The Company assesses an asset’s residual value, useful life and depreciation method at each financial year end and adjusts if appropriate. During their construction, property, plant and equipment are not subject to depreciation. The Company capitalizes all costs necessary to get the asset to its intended use, including interest on borrowings when significant. When the asset is available for use, depreciation commences. Depreciation expense is recorded within depreciation and amortization on the consolidated statements of loss and comprehensive loss.

Gains and losses on disposal of property, plant and equipment are determined by comparing the proceeds from disposal with the carrying amount of the property, plant and equipment and are recognized in the consolidated statements of loss and comprehensive loss of the related year.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

Intangible assets

Intangible assets are recorded at cost less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization is provided on a straight-line basis over the assets’ estimated useful lives, which do not exceed the contractual period, if any. The Company’s finite-lived intangible assets are amortized as follows:

Patents and developed technology	9 years
Customer and supplier relationships	5-10 years
Trademarks and brands	8-10 years
Licenses	5-10 years
Non-compete agreements	3 years

The estimated useful lives, residual values, and amortization methods are reviewed at each year end, and any changes in estimates are accounted for prospectively. Amortization expense is recorded within depreciation and amortization on the consolidated statements of loss and comprehensive loss.

Intangible assets that have indefinite useful lives are not subject to amortization and are tested annually for impairment, or more frequently if events or changes in circumstances indicate that they might be impaired.

Investments

Investments include investments in equity securities of entities over which the Company does not have a controlling financial interest or significant influence and are accounted for at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the “measurement alternative”). In applying the measurement alternative, the Company performs a qualitative assessment on a quarterly basis and recognizes an impairment if there are sufficient indicators that the fair value of the equity investments are less than carrying values. Changes in value are recorded in unrealized loss from changes in fair value on the consolidated statements of loss and comprehensive loss.

Impairment of long-lived assets

The Company reviews long-lived assets, including property and equipment and definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amount of the asset group.

Business combinations

Acquisitions of businesses are accounted for using the acquisition method. The consideration transferred in a business combination is measured at fair value, which is calculated as the sum of the acquisition date fair values of the assets transferred by the Company, liabilities assumed by the Company and the equity interests issued by the Company in exchange for control of the acquiree. Acquisition related costs are generally recognized in the consolidated statements of loss and comprehensive loss as incurred. At the acquisition date, the identifiable assets acquired, and the liabilities assumed, are recognized at their fair value.

Goodwill is measured as the excess of the sum of the consideration transferred, the amount of any noncontrolling interests in the acquiree, and the fair value of the acquirer’s previously held equity interest in the acquiree (if any) over the net of the amounts of identifiable assets acquired and liabilities assumed on the acquisition date. If, after assessment, the net of the amounts of identifiable assets acquired and liabilities assumed on the acquisition date exceeds the sum of the consideration transferred, the amount of any non-controlling interests in the acquiree and the fair value of the acquirer’s previously held interest in the acquiree (if any), the excess is recognized immediately in the consolidated statements of loss and comprehensive loss as a bargain purchase gain.

Non-controlling interests that are present ownership interests and entitle their holders to a proportionate share of the entity’s net assets in the event of liquidation may be initially measured at the fair value of the acquiree’s identifiable net assets.

Contingent consideration is measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination. Contingent consideration that is classified as equity is not remeasured at subsequent reporting dates and its subsequent settlement is accounted for within equity. Contingent consideration that is classified as an asset or liability is remeasured at subsequent reporting dates, with the corresponding gain or loss recognized in the consolidated statements of operations and comprehensive income.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

When a business combination is achieved in stages, the Company’s previously held equity interest in the acquiree is remeasured to its acquisition date fair value and the resulting gain or loss, if any, is recognized in the consolidated statements of loss and comprehensive loss. Amounts arising from interests in the acquiree prior to the acquisition date that have previously been recognized in other comprehensive income are reclassified to the consolidated statements of loss and comprehensive loss where such treatment would be appropriate if that interest were disposed of.

Purchase price allocations may be preliminary and, during the measurement period not to exceed one year from the date of acquisition, changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period the adjustments are determined.

Impairment of goodwill and indefinite-lived intangible assets

Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The Company operates in three operating segments which are the reporting units and goodwill is allocated at the operating segment level. The Company reviews goodwill and indefinite-lived intangible assets annually for impairment in the fourth quarter, or more frequently, if events or circumstances indicate that the carrying amount of an asset may not be recoverable.

Financial liabilities

Initial recognition and measurement

Financial liabilities are measured at amortized cost, unless they are required to be measured at FVPL as is the case for held for trading or derivative instruments, or the Company has opted to measure the financial liability at FVPL. The Company’s financial liabilities include trade payables and accrued liabilities, loans payable and long-term debt, which are measured at amortized cost. All financial liabilities are recognized initially at fair value.

Subsequent measurement – Financial liabilities at amortized cost

After initial recognition, financial liabilities measured at amortized cost are subsequently measured at the end of each reporting period at amortized cost using the EIR method. Amortized cost is calculated by considering any discount or premium on acquisition and any fees or costs that are an integral part of the EIR.

Subsequent measurement – Financial liabilities at FVPL

Financial liabilities measured at FVPL include any derivative financial instrument that is not designated as a hedging instrument in a hedge relationship. Financial liabilities measured at FVPL are carried at fair value in the consolidated statement of financial position with changes in fair value recognized in other income or expense in the consolidated statements of loss and comprehensive loss. In these consolidated financial statements, trade payables and accrued liabilities, lease liability and loans payable are measured at amortized cost.

Derecognition

A financial liability is derecognized when the obligation under the liability is discharged, cancelled, or expires with any associated gain or loss recognized in other income or expense in the consolidated statements of loss and comprehensive loss.

Provisions

Provisions are recognized when (a) the Company has a present obligation (legal or constructive) due to a past event, and (b) it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation and a reliable estimate can be made of the amount of the obligation. Where the Company expects a provision to be reimbursed, for example under an insurance contract, the reimbursement is recognized as a separate asset but only when the reimbursement is probable. The Company expenses legal costs as incurred related to such matters.

The expense relating to any provision is presented in the consolidated statements of loss and comprehensive loss, net of any reimbursement. If the effect of the time value of money is material, provisions are discounted using a current pre-tax rate that reflects, where appropriate, the risks specific to the liability. Where discounting is used, the increase in the provision due to the passage of time is recognized as a finance cost in the consolidated statements of loss and comprehensive loss.

Share capital

Issued common shares are recorded as equity at par value. Additional proceeds from the issuance of common shares are classified as equity in additional paid in capital. Incremental costs directly attributable to the issue of common shares, stock options and warrants are recognized as a deduction from equity, net of any tax effects. Common shares are considered issued when consideration has been received. The fair value of options and warrants is determined using the Black Scholes model.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

Share based compensation

Share based compensation to employees are measured at the fair value of the instruments issued and amortized over the vesting periods. Share based compensation to non-employees are measured at the fair value of goods or services received or the fair value of the equity instruments issued if it is determined the fair value of the goods or services cannot be reliably measured and are recorded at the date the goods or services are received. The Company operates an employee stock option plan. The corresponding amount is recorded to the additional paid-in capital caption within shareholders’ equity, and the expense to the consolidated statements of loss and comprehensive loss over the vesting period. The fair value of options is determined using the Black–Scholes pricing model which incorporates all market vesting conditions. For awards with graded vesting schedules, the Company has elected to calculate the fair value as a single award and recognize expense over the total expected vesting period rather than in tranches. The number of shares and options expected to vest is reviewed and adjusted at the end of each reporting period such that the amount recognized for services received as consideration for the equity instruments granted shall be based on the number of equity instruments that eventually vest. Upon exercise of a stock option, any amount related to the initial value of the stock option, along with the proceeds from exercise are recorded to share capital. Upon expiration of a stock option, any amount related to the initial value of the stock option is recorded to accumulated deficit. The Company also grants employees and non-employees restricted stock awards (“RSAs”). The fair value of the RSAs is determined using the fair value of the common shares on the date of the grant. The Company has elected to recognize forfeitures as they occur.

Foreign currency translation

These consolidated financial statements are presented in U.S. dollars (“USD”), which is the Company’s reporting currency; however, the functional currency of the entities in these financial statements are their respective local currencies, including Canadian dollar, USD, Colombian and euro.

Translation into functional currency

Transactions in foreign currencies are recorded in the functional currency at exchange rates prevailing on the dates of the transactions. At the end of each reporting period, monetary assets and liabilities denominated in foreign currencies are translated at the period end exchange rates. Non-monetary items are translated at the exchange rates in effect on the date of the transactions. Foreign exchange gains and losses arising on translation are presented in the consolidated statements of loss and comprehensive loss.

Translation into presentation currency

The assets and liabilities of foreign operations are translated into USD at year-end exchange rates. Revenue, expenses, and cash flows of foreign operations are translated into USD using average exchange rates of the reporting period. Exchange differences resulting from translating foreign operations are recognized in other comprehensive income and accumulated in shareholders’ equity. The cumulative exchange differences are reclassified to the consolidated statements of loss and comprehensive loss upon the disposal of the foreign operation.

Research expenses

Research expenses are expensed as they are incurred, net of any related investment tax credits, unless the criteria for capitalization of development expenses are met.

Revenue recognition

The Company primarily generates revenue as a distributor and retailer of cannabidiol oil derived products. See disaggregation of the Company’s revenue by products and sales by country in Note 23.

The Company uses the following five-step contract-based analysis of transactions to determine if, when and how much revenue can be recognized:

1.	Identify the contract with a customer;
2.	Identify the performance obligations in the contract;
3.	Determine the transaction price;
4.	Allocate the transaction price to the performance obligations in the contract; and
5.	Recognize revenue when or as the Company satisfies the performance obligations.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

Revenue is recognized at the transaction price, which is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods to a customer. Gross revenue excludes duties and taxes collected on behalf of third parties. Revenue is presented net of expected price discounts, sales returns, customer rebates and other incentives.

The Company's contracts with customers for the sales of products consist of one performance obligation. Revenue from product sales is recognized at the point in time when control is transferred to the customer, which is on shipment or delivery, depending on the contract terms. The Company's payment terms generally range from 0 to 30 days from the transfer of control, and sometimes up to six months.

The Company elected as a permitted practical expedient to not adjust the customer contract consideration for significant financing components when the period between the transfer of the Company’s goods and services and customer payment is one year or less.

The Company elected as a permitted practical expedient to expense, as incurred, the costs of obtaining a customer contract such as sales commissions and other selling transaction costs when the amortization period of the assets otherwise would be one year or less. Accordingly, the Company has no assets recorded for costs to obtain a customer contract as at December 31, 2022 and 2021 as there are no contracts where the underlying asset would have a life exceeding one year.

The Company elected as a permitted practical expedient for shipping and handling not to be a separate performance obligation.

Advertising costs

Advertising costs are expensed as incurred and recorded within the promotion and communication caption on the consolidated statements of loss and comprehensive loss. Advertising costs were $4.7 million in 2022 ($1.0 million in 2021).

Leases

At the inception of a contract, the Company assesses whether a contract is, or contains, a lease. A contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. The Company recognizes a right-of-use asset and a lease liability at the commencement date of the lease. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for any lease payments made at or before the commencement date, plus any initial direct costs incurred and an estimate of costs to dismantle and remove the underlying asset, less any lease incentives received. The lease liability is initially measured at the present value of the lease payments that are not paid at the commencement date, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company's estimated incremental borrowing rate.

The lease term at the lease commencement date is determined based on the noncancellable period for which the Company has the right to use the underlying asset, together with any periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option and periods covered by an option to extend (or not to terminate) the lease in which the exercise of the option is controlled by the lessor. The Company considers several factors when evaluating whether the options in its lease contracts are reasonably certain of exercise, such as length of time before an option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to the Company's operations, costs to negotiate a new lease, any contractual or economic penalties, and the economic value of leasehold improvements.

For finance leases, from the commencement date to the earlier of the end of the useful life of the right-of-use asset or the end of the lease term, the right-of-use asset is amortized on a straight-line basis and the interest expense is recognized on the lease liability using the effective interest method.  For operating leases, lease expense is recognized on a straight-line basis over the term of the lease and presented as a single charge in the consolidated statements of operations and comprehensive income. The lease liability is subsequently measured at amortized cost using the effective interest method.

Right-of-use assets are adjusted for impairment losses, if any. The estimated useful lives and recoverable amounts of right-of-use assets are determined on the same basis as those of property, plant and equipment.

The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases (lease term of 12 months or less) and leases for which the underlying asset is of low value. The Company recognizes the lease payments associated with these leases as an expense on a straight-line basis over the lease term. The Company has elected not to separate non-lease components from lease components for real estate leases.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

Income taxes

Income tax expense comprises current and deferred tax. Current tax and deferred tax are recognized in the consolidated statements of loss and comprehensive loss except to the extent that it relates to a business combination, or items recognized directly in equity or in other comprehensive loss.

Current tax is the expected tax payable or receivable on the taxable income or loss for the year, using tax rates enacted at the reporting date, and any adjustment to tax payable in respect of previous years.

Deferred tax is recognized in respect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for taxation purposes. Deferred tax is not recognized for the following temporary differences: the initial recognition of assets or liabilities in a transaction that is not a business combination and that affects neither accounting nor taxable income or loss, and differences relating to investments in subsidiaries and jointly controlled entities to the extent that it is probable that they will not reverse in the foreseeable future. In addition, deferred tax is not recognized for taxable temporary differences arising on the initial recognition of goodwill. Deferred tax is measured at the tax rates that are expected to be applied to temporary differences when they reverse, based on the laws that have been enacted or substantively enacted by the reporting date. Deferred tax assets and liabilities are offset if there is a legally enforceable right to offset current tax liabilities and assets, and they relate to income taxes levied by the same tax authority on the same taxable entity, or on different tax entities, but they intend to settle current tax liabilities and assets on a net basis, or their tax assets and liabilities will be realized simultaneously.

A deferred tax asset is recognized for unused tax losses, tax credits and deductible temporary differences, to the extent that it is probable that future taxable profits will be available against which they can be utilized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

An unrealized tax benefit may arise in connection with a period that has not yet been reviewed by the relevant tax authority. A change in the recognition or measurement of an unrealized tax benefit is reflected in the period during which the change occurs.

Interest and penalties in respect of income taxes are not recognized in the consolidated statement of operations as a component of income taxes but as a component of interest expense.

Loss per share

Basic loss per share is calculated using the weighted average number of shares outstanding during the year. Diluted loss per share reflects the potential dilution of common share equivalents, such as outstanding options and warrants, in the weighted average number of common shares outstanding during the period, if dilutive. The diluted loss per share calculation excludes any potential conversion of options and warrants that would be anti-dilutive.

Non-controlling interests

Non-controlling interests of subsidiaries (“NCI”) are recognized either at fair value or at the NCI’s proportionate share of the net assets, determined on an acquisition-by-acquisition basis at the date of acquisition. Subsequently, the NCI’s share of net loss and comprehensive loss is attributed to the NCI.

Adoption of accounting standards and amendments

In June 2016, the United States Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of current expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require financial institutions and other organizations to use forward-looking information to better formulate their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-13 effective as of its inception March 13, 2019, and as such had no impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820).  ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company adopted ASU 2018-13 effective as of its inception March 13, 2019, and as such had no impact on the Company’s consolidated financial statements.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 would be effective for the Company beginning January 1, 2021. The Company adopted ASU 2016-13 early, effective as of its inception March 13, 2019, and as such had no impact on the Company’s consolidated financial statements.

Accounting pronouncements not yet adopted

Certain new standards, amendments and interpretations, and improvements to existing standards have been published by the FASB and United States Securities and Exchange Commission but are not yet effective and have not been adopted early by the Company. Management anticipates that all the relevant pronouncements will be adopted in the first reporting period following the date of application unless noted. Information on new standards, amendments and interpretations, and improvements to existing standards which could potentially impact the Company’s financial statements are detailed as follows:

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (“ASC 606”) rather than adjust them to fair value at the acquisition date. The effects of adoption are applied prospectively to business combinations occurring on or after the effective date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is assessing the impacts of adoption, but it is not expected to have an impact based on amounts recorded at December 31, 2022 as any changes required are for transactions occurring prospectively upon adoption.

In June 2022, the FASB issued Accounting Standards Update 2022-03—Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which requires that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The effects of adoption are accounted for prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is assessing the impacts of adoption, but it is not expected to have an impact based on amounts recorded at December 31, 2022 as any changes required are for transactions occurring prospectively upon adoption.

Certain other new standards and interpretations have been issued but are not expected to have a material impact on the Company’s financial statements.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

4. CRITICAL JUDGMENTS AND ESTIMATION UNCERTAINTIES

The preparation of the Company’s financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgements are subject to change based on experience and new information which could result in outcomes that require a material adjustment to the carrying amounts of assets or liabilities affecting future periods. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized prospectively.

Liquidity and going concern considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management must assess the Company’s ability to continue as a going concern each reporting period. This assessment involves the use of internal budgets and estimates of revenues, expenses and cash flows, which requires a significant amount of management judgement.

Determination of functional currency

The Company determines the functional currency through an analysis of several indicators. Primary considerations include the currency in which the Company’s goods and services are sold and the currency of the country whose competitive forces and regulations mainly determine the sales prices of its goods and services. The Company also considers the currency in which funds from financing debt and equity activities are generated and the currency in which receipts from operating activities are retained. Management judgment is applied when there are indicators supporting more than one currency for a Company subsidiary.

Expected credit losses on financial assets

Determining an allowance for expected credit losses for all financial asset receivables not held at fair value through profit or loss requires judgment. Factors that cause the estimate to be sensitive to change include historical and expected future patterns for the probability of default, the timing of collection and the amount of incurred credit losses, and management’s judgment about whether economic conditions and credit terms are such that actual losses may be higher or lower than what the historical patterns suggest. These conditions are applied across each of the Company’s business units to the extent the expected risk of loss differ from each other.

Inventory

Inventory is valued at the lower of cost and net realizable value. Determining net realizable value requires the Company to make assumptions about estimated selling prices in the ordinary course of business, the estimated costs of completion and the estimated variable costs to sell. Management judgment is applied to determine potential impairment exposure related to potential excess product inventory levels, obsolescence, and expiration.

Business combinations

In a business combination, the Company may acquire assets and assume certain liabilities of an acquired entity. Judgement is used in determining whether an acquisition is a business combination or an asset acquisition. Estimates are made as to the fair value of the identifiable assets acquired and the liabilities assumed on the acquisition date, as well as the fair value of consideration paid and contingent consideration payable. In certain circumstances, such as the valuation of property, plant and equipment, intangible assets and goodwill acquired, the Company obtains assistance from third-party valuation specialists. The determination of these fair values involves a variety of judgment in assumptions, include revenue growth rates, expected operating income, discount rates, and earnings multiples.

Estimated useful lives and depreciation of long-lived assets with finite lives

Amortization of intangible assets with finite lives are dependent upon estimates of useful lives and when the asset is available for use. These are determined through the exercise of judgment and are dependent upon estimates that consider factors such as economic and market conditions, frequency of use, and anticipated changes in laws.

Determination of reporting units and asset groups for impairment testing

Management is required to use judgement in determining which assets or group of assets make up appropriate reporting units and asset groups for the level at which goodwill and other long-lived assets are tested for impairment. Management considers the nature of operations and ability to track asset performance within each of the Company’s business units to determine the appropriate level of asset aggregation and allocation, as well as the materiality of the underlying assets within the units.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

Impairment of goodwill and long-lived assets

For reporting units to which goodwill and other long-lived assets is allocated is based on a recoverable amount, the impairment test is determined in accordance with the expected cash flow approach or another suitable model depending on the asset type. The calculation is based on assumptions including, but not limited to, the cash flow growth rate and the discount rate. Significant management judgment is required when developing these assumptions, which include internal budgets and expectations, as well as consideration of external Company communications and market estimates of the Company’s and its industry’s future growth.

For reporting units that test using the market based fair value approach, the fair value is determined based on guideline public companies similar to the reporting unit and considers similar financial metrics, operations and sales channels. The fair value calculation is based on assumptions including the determination of guideline public companies, determining the relevant financial metric to measure the reporting unit’s recoverable value, and selecting the amount of the financial metric from the observable range of guideline public company amounts to apply to the reporting unit.

Asset groups are subject to a two-step impairment testing model. Under Step 1 (recoverability test), the undiscounted expected future cash flows from an asset group are compared to the asset group’s carrying amount. The estimates involved in this first step are similar to the recoverable amount assumptions discussed above. If the carrying amount exceeds the undiscounted estimated future cash flows, the Company is required to perform a Step 2 fair value test, with a chosen model and estimates similar to those discussed above.

Revenue recognition

Management judgment is required to determine when the Company is acting as principal or agent in a sales contract where the Company is an intermediary, which affects whether the amount of revenue recognized is presented on a gross or net basis, respectively. The Company first considers whether it has obtained control over the product when acting as an intermediary before transferring it to the customer, and if the Company combines or transforms the product with other goods and services before transferring the good to the customer. The Company considers secondary factors, including whether the Company is primarily responsible for the fulfillment of the product obligations to the customer, whether the Company has inventory risk (acquiring and/or paying for the product prior to transferring to the customer, Company liability for damages and sales returns), and whether the Company has price discretion when selling the product to its customers. Management considers the terms of the customer and supplier contracts, as well as established business practices for the arrangements.

Management judgment is required to determine the effects on the sales contract transaction price for the potential impacts of sales returns, discounts, rebates, and other customer incentives. The Company considers the terms of the contract, historical experience, as well as actual and expected customer activity after the end of the reporting period.

The Company’s primary sale of products requires management judgment to determine at what point in time control passes to the customer to recognize revenue. The Company considers the customer contract terms, logistic supplier terms, local law, and established business practices to make this determination.

Share based compensation transactions

The Company measures the cost of equity-settled transactions with employees and applicable non-employees by reference to the fair value of the equity instruments at the date at which they are vested. Estimating fair value for share based compensation requires judgment to determine the appropriate valuation model, which is dependent on the terms and conditions of the grant. This estimate also requires determining the most appropriate inputs to the valuation model including the expected life of the stock price, stock option, risk-free interest rates, volatility, and dividend yield. For awards with market or performance-based features, the Company applies judgment to determine its expectation of achieving the agreement milestones. Due to the Company’s limited history of publicly traded common shares, the volatility and expected term assumptions require additional judgment. The Company considers the Company’s actual trading volatility to date compared to actual and expected volatility of comparable companies of similar size and industry that have been publicly traded longer than the Company’s shares.

For expected term, the Company generally uses the maximum stated term in the award agreement unless there is reasonable likelihood established to shorten the expected term for potential early exercises.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

Income taxes and valuation allowances for deferred tax assets

In assessing the probability of realizing income tax assets recognized, management makes estimates related to expectations of future taxable income, applicable tax planning opportunities, expected timing of reversals of existing temporary differences and the likelihood that tax positions taken will be sustained upon examination by applicable tax authorities. In making its assessments, management gives additional weight to positive and negative evidence that can be objectively verified. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. The Company considers relevant tax planning opportunities that are within the Company’s control, are feasible and within management’s ability to implement. Examination by applicable tax authorities is supported based on individual facts and circumstances of the relevant tax position examined considering all available evidence. Where applicable tax laws and regulations are either unclear or subject to ongoing varying interpretations, it is reasonably possible that changes in these estimates can occur that materially affect the amounts of income tax assets recognized net of valuation allowances. Also, future changes in tax laws could limit the Company from realizing the tax benefits from the deferred tax assets. The Company reassesses unrecognized income tax assets at each reporting period.

The Company applies judgment when determining whether the earnings of its foreign subsidiaries (outside Canada) will be indefinitely reinvested in those subsidiaries and earnings will not be repatriated. The Company considers its historical practices and projected plans for such subsidiaries when making this assessment.

The Company must apply judgement when determining whether it has taken an uncertain tax position. Management has analyzed the tax positions taken by the Company, and has concluded that as of December 31, 2022 and 2021, there were no uncertain tax positions taken.

5. TRADE AND AMOUNTS RECEIVABLE

The Company’s trade and amounts receivable are recorded at amortized cost. The trade and other receivables balance as at December 31, 2022 and December 31, 2021 consists of trade accounts receivable, amounts recoverable from the Government of Canada for Harmonized Sales Taxes (“HST”), as well as Value Added Tax (“VAT”) from various jurisdictions, and other receivables.

	December 31, 2022	December 31, 2021
Thousands of United States dollars
Trade accounts receivable	$6,767	$5,565
Allowance for expected credit losses	(2,988)	(1,252)
HST/VAT receivable	2,294	259
Other receivables	778	752
Total	$6,851	$5,324

Changes in the trade accounts receivable allowance in the year ended December 31, 2022 relate to establishing an additional allowance for expected credit losses. The Company recorded $0.2 million of write-offs of trade receivables during 2022. The Company has no amounts written-off that are still subject to collection enforcement activity as at December 31, 2022. The Company’s aging of trade accounts receivable is as follows:

December 31, 2022
Thousands of United States dollars
Current	$1,398
1-30 Days	1,194
31-60 Days	728
61-90 Days	191
91-180 Days	408
180+ Days	2,848
Total trade receivables	$6,767

A continuity schedule of the allowance for expected credit losses for the years ended December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Thousands of United States dollars
Balance at January 1	$(1,252)	$-
Current period additions for expected credit losses	(2,002)	(1,252)
Write-offs charges against allowance	205	-
Recoveries collected	50	-
Foreign exchange impacts	11	-
Balance at December 31	$(2,988)	$(1,252)

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

6. INVENTORY

Inventory is comprised of the following as at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Thousands of United States dollars
Raw materials and supplies	$3,153	$899
Harvested cannabis	120	72
Work in progress	6	97
Finished goods	6,810	1,962
Total	$10,089	$3,030

In the year ended December 31, 2022, $17.6 million of inventory was expensed to cost of sales (2021 – $6.3 million) and write-downs to cost of sales for impairment was $1.1 million (2021 – less than $0.1 million). There were no reversals of previous inventory impairments in the years ended December 31, 2022 or 2021.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2022	December 31, 2021
Thousands of United States dollars
Land	$637	$112
Buildings	1,875	928
Machinery and office equipment	2,853	1,991
Vehicles	71	37
Construction in progress	-	905
Total	5,436	3,973
Less: accumulated depreciation	(626)	(223)
Property, plant and equipment, net	$4,810	$3,750

Depreciation expense for the year ended December 31, 2022 was $0.5 million (2021 - $0.2 million) and was recorded in depreciation and amortization in the consolidated statements of loss and comprehensive loss.

At December 31, 2022, the Company recorded an impairment charge of the remaining value of the property, plant and equipment within the Colombia Brands segment. The amount of less than $0.1 million (2021 - $nil) is included in the other asset impairments line in the consolidated statements of loss and comprehensive loss. See Note 11 for further discussion.

As at December 31, 2022, the Company’s property, plant and equipment have no significant restrictions on title or pledges as security for liabilities, there are no significant commitments for future purchases, and there were no significant disposals during the year ended December 31, 2022.

8. INVESTMENTS

As at December 31, 2022, the Company’s investments consist of common shares and warrants to purchase additional common shares in an early-stage European cannabis company. The Company purchased common shares from the investee for Euro 2.0 million ($2.4 million), purchased its first tranche of warrants from existing investors in exchange for 225,000 common shares of the Company, and obtained a second tranche of warrants from the investee as an inducement to exercise some of the first tranche of warrants. As at December 31, 2022, the Company owns approximately 9.6% of the investee, or approximately 9% on a diluted basis including exercisable warrants of the Company and other investors.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

The warrants allow the holder to purchase one common share of the investee for CAD 0.30 ($0.22) for the first tranche, and CAD 1.00 ($0.74) for the second tranche. The Company did not exercise the warrants and they expired on February 1, 2023.

The Company’s cost of the investments was recorded based on the fair value of the consideration exchanged as at the respective transaction dates. The investee is not a publicly listed entity and has no active quoted prices for its common shares or warrants. The Company has elected the measurement alternative to record the common share investment at cost and test for impairment. The investment had impairment indicators during 2021 and 2022, and impairments were recorded as indicated in the table below. The Company also considers observable transactions of the common shares for indicators of fair value but there have been none. Cumulative impairment related to the common shares was $2.2 million and the net carrying value was $0.7 million at December 31, 2022.

When impairment indicators were present, the investee common shares were valued considering price to book value and price to tangible book value of the investee (3.6 and 4.8, respectively) as well as comparable guideline publicly traded companies at the time of initial investment. These initial investment multiples were compared to the guideline public company multiples observed as at December 31, 2022 (1.4 price to book value and 2.0 price to tangible value), with these updated valuation multiples applied to the investee’s estimated book value. The Company also considered the status of the investee’s milestones between the purchase date and year-end for indicators of change in value. The impairment valuation model for the common shares uses Level 3 inputs of the fair value hierarchy.

The fair value of the warrants was developed using a Black-Scholes model for each tranche with the following assumptions, using Level 3 inputs of the fair value hierarchy:

	Warrants CAD 0.30 exercise price	Warrants CAD 1.00 exercise price
Share price	$0.21	$0.21
Exercise price	$0.22	$0.74
Volatility	100%	100%
Risk-free interest rate	4.1%	4.1%
Dividend yield	0.0%	0.0%
Expected term in years	0.1	0.1
Fair value	$0.02	$0.00
Quantity owned	1,666,667	333,333
Fair value	$34,000	$-

The share price is based on the calculated value of the investee’s common shares as discussed above. The volatility considers actual volatility of comparable guideline public companies.

A schedule of the Company’s investments activity is as follows:

	Investee common shares	Warrants CAD 0.30 exercise price	Warrants CAD 1.00 exercise price	Total
Thousands of United States dollars
Financial asset hierarchy level	Level 3	Level 3	Level 3
Balance at January 1, 2021	-	-	-	-
Purchases	$2,430	$2,507	$-	$4,937
Exercise warrants	496	(418)	101	179
Impairment	(939)	-	-	(939)
Loss on changes in fair value	-	(1,464)	(43)	(1,507)
Balance at December 31, 2021	1,987	625	58	2,670
Impairment	(1,257)	-	-	(1,257)
Loss on changes in fair value	-	(591)	(58)	(649)
Balance at December 31, 2022	$730	$34	$-	$764

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

The impairment of common shares and loss on changes in fair value appear in the unrealized loss on fair value of investments caption in the consolidated statements of loss and comprehensive loss.

The value of the investee common shares appears in the investment line on the consolidated statement of financial position. The value of the warrants appears in current assets within the prepaid expenses and other accrued assets line on the consolidated statement of financial position.

As a sensitivity assessment to the fair value calculations, a 10% change in the valuation multiples applied to the investee common shares results in a 10% change in the fair value as at December 31, 2022 of $0.1 million. Applying a 10% change in share price to the warrants results in a less than $0.1 million change in fair value, and a 10% change in volatility results in a less than $0.1 million change in fair value.

9. ASSET ACQUISITIONS AND BUSINESS COMBINATIONS

Franchise Global Health Inc. (“FGH”) business combination

On December 23, 2022, the Company completed its acquisition of all the issued and outstanding common shares (the “Franchise Common Shares”) of FGH., a corporation existing under the laws of the Province of British Columbia by way of a statutory plan of arrangement (the “Arrangement”) under the Business Corporations Act (British Columbia). The Arrangement was completed pursuant to that certain Arrangement Agreement, dated October 21, 2022, by and between Flora and FGH. FGH, through its wholly-owned subsidiaries, is a multi-national operator in the medical cannabis and pharmaceutical industry with principal operations in Germany. The Company acquired FGH to expand its product offerings, accelerate its revenue growth, expand its customer and distribution capabilities  in Germany and to improve synergies and cost savings.

Pursuant to the Arrangement Agreement, at completion of the Arrangement, Flora acquired the Franchise Common Shares in exchange for 43,525,951 of Flora’s common shares, no par value (the “Flora Shares”), for a total purchase consideration of $9.8 million. The issuance of the Flora Shares in exchange for the Franchise Common Shares was, subject to applicable securities laws, exempt from the registration requirements of (i) the Securities Act of 1933, as amended, pursuant to the exemption provided by Section 3(a)(10) thereof and (ii) applicable U.S. state securities laws. Notwithstanding the foregoing, in accordance with the terms set forth in the Arrangement Agreement, all Flora Shares delivered to the former shareholders of FGH bear a restrictive legend and may not be sold for a period of ninety (90) days following the closing of the Arrangement.

The purchase is accounted for as a business combination with amounts recognized as at the acquisition date for each major class of assets acquired and liabilities assumed are as follows:

(Thousands of United States dollars)
Current assets
Cash	$730
Trade receivables	2,271
Inventory	2,019
Indemnity receivables	3,415
Prepaid assets	139

Non-current assets
Property, plant, and equipment	452
Right of use assets	115
Intangible asset	6,102
Goodwill	3,716
Total assets	$18,959

Current liabilities
Trade payables and accrued liabilities	$(6,245)
Current lease liabilities	(98)
Current portion of debt	(1,062)

Long term lease liability	(21)
Deferred tax	(1,717)
Total liabilities	$(9,143)
Total net assets acquired	$9,816

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

The amounts shown are provisional. The Company has a measurement period of one year following the acquisition date on December 23, 2022 to adjust the provisional amounts recognized for any new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of additional assets or liabilities, or affected the measurement of the amounts recognized as of that date.

Since the acquisition date through December 31, 2022, FGH revenue was $0.1 million with net loss and comprehensive loss of $0.1 million.

As part of the acquisition terms, the former Chief Executive Officer of FGH, together with certain affiliated entities under his control, entered into an agreement pursuant to which they agreed to indemnify the Company for certain potential liabilities of FGH and its subsidiaries, up to a maximum of $5.0 million. A total of $3.4 million of liabilities were recognized in the trade payables and accrued liabilities of FGH on the date of acquisition that were subject to this indemnification obligation. The Company believes it will be fully indemnified by the former CEO of FGH, and, as such, has recorded $3.4 million of indemnification receivables. The indemnified losses include:

1.

any losses that are related to the ownership or the operation of FGH and its Canadian subsidiaries, in each case prior to the closing of the Arrangement, that are unknown to the Company and that: (i) have not been disclosed or accounted for in FGH filings; or (ii) have not been disclosed in the Company Disclosure Letter, in each case as at the date of the Arrangement Agreement;

2.	any losses that may arise from amounts owed or that may become owed to certain persons or in respect of certain matters identified in the indemnity agreement, as amended; and

3.

any fraud, intentional misrepresentation, willful breach, or willful misconduct on the part of FGH or any other entity identified in the indemnity agreement of any of the foregoing in connection with the indemnity agreement or the Arrangement Agreement.

The intangible assets of $6.1 million are comprised of the following categories and estimated useful lives: supplier relationships of $2.4 million for five years, customer relationships of $2.3 million for five years, and licenses of $1.4 million for five years. The Company does not expect the goodwill and intangible asset values to be deductible for Canadian income tax purposes. The goodwill is assigned to the commercial and wholesale segment.

If FGH was acquired at January 1, 2022, the combined revenue and net loss of FGH and the Company would have increased approximately $40.3 million and $19.0 million, respectively (unaudited).

The Company incurred acquisition related costs of $0.3 million which were expensed as incurred in professional fees on the consolidated statements of loss and comprehensive loss.

Just Brands LLC and High Roller Private Label LLC (collectively "JustCBD") business combination

On February 24, 2022, Flora Growth U.S. Holdings Corp., a wholly-owned subsidiary of the Company, completed the acquisition of 100% of the outstanding equity interests in each of (i) Just Brands LLC and (ii) High Roller Private Label LLC for total purchase consideration of $34.4 million. JustCBD is a manufacturer and distributor of consumable cannabinoid products, including gummies, tinctures, vape cartridges, and creams. JustCBD is based in Florida in the United States and was formed in 2017. The Company acquired JustCBD to expand its product offerings, accelerate its revenue growth, expand its customer and distribution capabilities in the United States and for the acquisition of human capital through JustCBD's management team.

The purchase consideration was comprised of (i) $16.0 million of cash, less $0.2 million returned to the Company in August 2022 due to final calculated closing working capital falling short of the target working capital, (ii) 9.5 million common shares of the Company valued at $14.7 million, inclusive of a 15% fair value discount for the required six-month holding period of the shares, and (iii) $4.0 million of contingent purchase consideration. The contingent purchase consideration is based on a clause in the purchase agreement that provides that if at any time during the 24 months following the acquisition date, the five-day volume weighted average price (“VWAP”) per share of the Company's common shares as quoted on the Nasdaq Capital Market fails to equal or exceed $5.00, then the Company shall issue a number of additional common shares to the sellers equal to the difference between (x) a fraction, the numerator of which is $47.5 million and the denominator of which is the highest five day VWAP at any point during the 24 months following the closing and (y) the 9.5 million common shares delivered to the sellers at the closing. In no event shall the Company be required to issue more than 3.65 million common shares unless it shall have obtained the consent of the Company’s shareholders to do so. In the event the Company is required to deliver in excess of 3.65 million shares to the sellers (”Excess Shares”) and the Company shall not have obtained shareholder consent, the Company may deliver cash to the sellers in lieu of such Excess Shares determined by a formula set forth in the purchase agreement. The contingent purchase consideration is classified as a financial liability within the contingent purchase considerations line on the statement of financial position as the Company may be required to settle any amounts due in cash instead of common shares if the Company's common shareholders do not provide requisite shareholder approval to issue additional common shares.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

The fair value of the contingent purchase consideration at February 24, 2022 was determined using a Monte Carlo simulation incorporating Brownian motion with 100,000 trials through a binomial lattice model. The significant inputs to the valuation included the two-year time period, the Company's closing share price at February 24, 2022 ($1.82), estimated Company common share volatility (100%), and risk free rate of 1.5% to discount the ending result to present value.

The fair value of the contingent purchase consideration at December 31, 2022 was determined using a Monte Carlo simulation incorporating Brownian motion with 100,000 trials through a binomial lattice model. The significant inputs to the valuation include the remaining time period, the Company's closing share price at December 31, 2022 ($0.23), estimated Company common share volatility (110%), and risk free rate of 4.7% to discount the ending result to present value. The Company determined that the balance of this contingent consideration at December 31, 2022 was $2.6 million, with the $1.3 million decrease in the balance from February 24, 2022 recorded in the unrealized loss from changes in fair value caption in the consolidated statements of loss and comprehensive loss.

The purchase is accounted for as a business combination with amounts recognized as at the acquisition date for each major class of assets acquired and liabilities assumed are as follows:

(Thousands of United States dollars)
Current assets
Cash	$535
Trade receivables	975
Inventory	5,534
Other current assets	540

Non-current assets
Property, plant, and equipment	536
Right of use assets	772
Other non-current assets	127
Intangible asset	4,533
Goodwill	24,898
Total assets	$38,450

Current liabilities
Trade payables and accrued liabilities	$(2,273)
Current lease liabilities	(644)
Provision for sales tax	(982)
Deferred tax	(24)
Other current liabilities	(99)
Total liabilities	$(4,022)
Total net assets acquired	$34,428

The fair value of the trade receivables reflects a $0.3 million discount to the gross contractual amounts as allowance for potentially uncollectible amounts. Since the acquisition date through December 31, 2022, JustCBD revenue was $26.4 million with net loss and comprehensive loss of $6.5 million. The acquired provision for sales tax is discussed at Note 18 below.

The intangible assets of $4.5 million are comprised of the following categories and estimated useful lives: tradenames of $3.1 million for eight to nine years, customer relationships of $1.2 million for five to seven years, and know-how of $0.2 million for three years. The Company expects the goodwill and intangible asset values to be deductible for United States income tax purposes. The goodwill is assigned to the house of brands segment.

If JustCBD was acquired at January 1, 2022, the combined revenue and net loss of JustCBD and the Company would have increased approximately $5.2 million and $1.6 million, respectively (unaudited).

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

The Company incurred acquisition related costs of $0.6 million which were expensed as incurred in professional fees on the consolidated statements of loss and comprehensive loss.

No Cap Hemp Co. (“No Cap”) business combination

On July 20, 2022, Just Brands LLC., a wholly owned subsidiary of the Company, acquired certain assets, assumed certain liabilities, retained certain employees and processes (together the “purchased assets”) of No Cap for total purchase consideration of $0.9 million. No Cap is a manufacturer and distributor of high quality and affordable CBD products. No Cap is based in Florida in the United States and was formed in 2017. Just Brands LLC acquired No Cap to expand its product offerings and accelerate its revenue growth.

As consideration for the purchased assets of No Cap, Just Brands LLC will pay an amount equal to 10% of the sales of No Cap until such a time that Just Brands LLC will have paid a total of $2.0 million. Also on July 20, 2022, Just Brands LLC advanced $0.2 million to the former owners of No Cap. This $0.2 million will be settled prior to and in the same manner as the consideration for the purchased assets. As these entire amounts are considered contingent consideration, it was valued using discounted cash flow models utilizing two different rates, high and low. The significant inputs to the valuation include the estimated nine-year time period to accumulate the $2.0 million maximum payment and discount rates of 23.5%, high, and 14.3%, low, to estimate the present value of the future cash outflows. The resulting acquisition date fair value of $0.9 million contingent purchase consideration is classified within the contingent purchase considerations line on the statement of financial position. At December 31, 2022, the remaining balance outstanding was $0.9 million.

The purchase is accounted for as a business combination with amounts recognized as at the acquisition date for each major class of assets acquired and liabilities assumed are as follows:

(Thousands of United States dollars)
Current assets
Trade receivables	31
Inventory	725

Non-current assets
Intangible asset	-
Goodwill	417
Total assets	$1,173

Current liabilities
Trade payables and accrued liabilities	(272)
Total liabilities	$(272)
Total net assets acquired	$901

The fair value of the trade receivables reflects a $0.2 million discount to the gross contractual amounts as allowance for potentially uncollectible amounts. Since the acquisition date through December 31, 2022, No Cap revenue was $0.6 million with net income and comprehensive loss of $0.1 million.

The Company expects the goodwill to be deductible for Unites States income tax purposes. The goodwill is assigned to the house of brands segment.

If No Cap was acquired at January 1, 2022, the combined revenue of No Cap and the Company would have increased approximately $1.9 million, and the combined net loss would have decreased by $1.0 million (unaudited).

Vessel Brand, Inc. (“Vessel”) business combination

On November 12, 2021, the Company acquired 100% of the equity interests in Vessel for total purchase consideration of $28.7 million. Vessel designs and sells premium cannabis consumption accessories in the United States through Vessel’s direct to consumer website and wholesale to distributors. Vessel was based in California (Note 13) in the United States and was formed in 2018. The purchase consideration was comprised of $8.0 million and 4,557,000 common shares of the Company valued at $20.7 million based on the closing share price of the Company’s common shares less a 15% fair value discount for the required six-month holding period of 3.6 million of the Company’s shares issued. The Company acquired Vessel to expand its product offerings, accelerate its revenue growth, expand its presence in the United States and for the acquisition of human capital through Vessel’s management team.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

The amounts recognized as at the acquisition date for each major class of assets acquired and liabilities assumed are as follows:

(Thousands of United States dollars)
Current assets
Cash	$570
Trade receivables	49
Inventory	1,278
Other current assets	151

Non-current assets
Property, plant and equipment	124
Right of use assets	501
Other long-term assets	42
Intangible assets	9,150
Goodwill	19,675
Total assets	$31,540

Current liabilities
Trade payables and accrued liabilities	$(856)
Deferred tax	(1,500)

Non-current lease liability	(530)
Total liabilities	$(2,886)
Total net assets acquired	$28,654

The fair value of the trade receivables approximates the gross contractual amounts and the Company expects to fully collect the balance. Since the acquisition date through December 31, 2021, Vessel revenue was $1.1 million with net loss and comprehensive loss of $0.3 million.

The intangible assets of $9.2 million were comprised of the following categories and estimated useful lives: tradename of $2.1 million for eight years, patents and developed technology of $4.3 million for nine years, noncompete agreement of $1.2 million for three years, and customer relationships of $1.6 million for ten years. The Company does not expect the goodwill and intangible asset values to be deductible for Unites States income tax purposes. The goodwill is assigned to the house of brands segment.

If Vessel was acquired at January 1, 2021, the combined revenue and net loss of Vessel and the Company would have increased approximately $6.5 million and $1.5 million, respectively, during the year ended December 31, 2021 (unaudited).

The Company incurred acquisition related costs of $0.3 million which were expensed as incurred in professional fees on the consolidated statements of loss and comprehensive loss.

Quipropharma asset acquisition

On January 12, 2021, the Company acquired certain laboratory assets from Quipropharma for COP 1.2 billion ($0.4 million) and real estate assets for COP 3.9 billion ($1.1 million). These purchases did not meet the definition of a business combination under US GAAP and was therefore recorded as an asset acquisition. The asset acquisition was recorded at 100% of the fair value of the net assets acquired, with the consideration paid entirely assigned to property and equipment of $1.5 million.

Supplemental Pro Forma Information (unaudited)

The unaudited pro forma information for the periods set forth below gives effect to the acquisition of JustCBD, Vessel, and FGH as if the acquisitions had occurred on January 1, 2021. Proforma net revenue for the years ended December 31, 2022 and 2021 are $84.5 million and $45.8 million, respectively. Proforma net loss and comprehensive loss attributable to common shareholders for the years ended December 31, 2022 and 2021 are $72.2 million and $34.0 million, respectively.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

Acquisition of Minority interests

On January 18, 2022, the Company acquired the remaining 13% of the outstanding equity interests in Flora Beauty LLC from its minority shareholder in exchange for 100,000 common shares of the Company and a stock option exercisable for up to 50,000 common shares of the Company at an exercise price of $1.70 per share that expire five years from the date of the grant.

On January 31, 2022, the Company completed its acquisition of Breeze by acquiring the remaining 10% of the equity interests in Breeze from its minority shareholders in exchange for 30,282 common shares of the Company.

10. INTANGIBLE ASSETS AND GOODWILL

A continuity of intangible assets for the years ended December 31, 2022 and 2021 is as follows:

In Thousands of United States dollars	License	Customer Relationships	Trademarks and Brands	Patents	Non-Compete Agreements	Goodwill	Total
Cost
At December 31, 2020	$410	$189	$121	$-	$-	$431	$1,151
Additions	200	-	-	-	-	-	200
Acquired through business combinations	-	1,570	2,090	4,300	1,190	19,675	28,825
Impairment	-	-	-	-	-	(51)	(51)
At December 31, 2021	$610	$1,759	$2,211	$4,300	$1,190	$20,054	$30,124

Accumulated Amortization
At December 31, 2020	$64	$-	$-	$-	$-	$-	$64
Additions	65	26	35	48	66	-	240
At December 31, 2021	$129	$26	$35	$48	$66	$-	$304

Foreign Currency translation	(30)	-	-	-	-	-	(30)
Net book value at December 31, 2021	$451	$1,733	$2,176	$4,252	$1,124	$20,054	$29,790

In Thousands of United States dollars	License	Customer/Supplier Relationships	Trademarks and Brands	Patents	Non-Compete Agreements	Goodwill	Total
Cost
At December 31, 2021	$610	$1,759	$2,211	$4,300	$1,190	$20,054	$30,124
Acquired through business combinations	1,397	5,945	3,063	230	-	29,031	39,666
Impairment	(128)	(1)	(31)	-	-	(25,452)	(25,612)
At December 31, 2022	$1,879	$7,703	$5,243	$4,530	$1,190	$23,633	$44,178

Accumulated Amortization
At December 31, 2021	$129	$26	$35	$48	$66	$-	$304
Additions	144	360	623	573	397	-	2,097
At December 31, 2022	$273	$386	$658	$621	$463	$-	$2,401

Foreign Currency translation	(46)	17	(19)	-	-	(261)	(309)
Net book value at December 31, 2022	$1,560	$7,334	$4,566	$3,909	$727	$23,372	$41,468

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

The Company’s intangible assets acquired in 2020 consist of customer relationships, tradenames/brands and licenses and certifications for formulations due to the acquisitions of Kasa, Breeze and Grupo Farmaceutico Cronomed. The amounts were recorded based on their estimated fair values as part of the business combinations accounting as of the respective acquisition dates. At December 31, 2022, the Company determined that indicators of impairment were present that related to certain customer relationships and tradenames acquired in 2020. The Company recorded an impairment of less than $0.1 million on these assets during the year ended December 31, 2022 (Note 11).

The Company’s intangible asset additions in 2021 primarily consist of assets acquired as part of the November 2021 purchase of Vessel (Note 9) and intellectual property for cannabis industry education materials purchased from a third party categorized under licenses. The 2021 additions to license were being amortized over its estimated useful life of 36 months, with 23 months remaining as at December 31, 2022. At December 31, 2022, the Company determined that indicators of impairment related to these licenses were present, and, thus, recorded a full impairment of $0.1 million on the remaining value of these licenses (Note 11). Information regarding the significant Vessel intangible assets within the indicated categories of the table above is as follows as at December 31, 2022:

•	Tradenames and brands: carrying amount $1.8 million with 82 months of remaining amortization period
•	Patents and developed technology: carrying amount $3.7 million with 94 months of remaining amortization period
•	Noncompete agreement: carrying amount $0.8 million with 22 months of remaining amortization period
•	Customer relationships: carrying amount $1.4 million with 106 months of remaining amortization period

The Company’s intangible asset additions in 2022 primarily consist of assets acquired as part of the February 2022 purchase of JustCBD and the December 2022 purchase of Franchise (Note 9). Information regarding the significant JustCBD intangible assets within the indicated categories of the table above is as follows as at December 31, 2022:

•	Tradenames: carrying amount $2.7 million with 86 to 98 months of remaining amortization periods
•	Customer relationships: carrying amount $1.1 million with 50 to 74 months of remaining amortization periods
•	Know-how: carrying amount $0.2 million with 26 months of remaining amortization period

Information regarding the significant FGH intangible assets within the indicated categories of the table above is as follows as at December 31, 2022:

•	Customer and supplier relationships: carrying amount $4.7 million with 60 months of remaining amortization period
•	Licenses: carrying amount $1.4 million with 60 months of remaining amortization period

The gross cost of the intangible assets is amortized over their estimated useful lives, as the Company does not expect the assets to have significant residual value for any of the asset classes. The weighted average amortization period at December 31, 2022 by asset class subject to amortization is as follows:

License	5.0 years
Customer relationships	5.9 years
Trademarks and brands	7.1 years
Patents	7.6 years
Non-complete agreements	1.8 years
Total	6.3 years

Certain licenses and trademarks have renewal or extension terms available, with a weighted average of 5.3 and 7.1 years, respectively, remaining before the next renewal or extension is due at December 31, 2022. The Company expenses such costs as incurred. The licenses are necessary to conduct operations in the Company’s jurisdictions, and especially for the cannabis related operations. The Company’s trademarks and brands are registered to protect the assets from use by others, and cash flows of the related reporting units and asset groups could be negatively impacted if the Company did not successfully renew them.

At December 31, 2022, the estimated aggregate amortization expense for each of the next five years is as follows:

Thousands of United States dollars

2023	$3,254
2024	3,180
2025	2,754
2026	2,741
2027	2,667

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

The Company’s goodwill is assigned to the following reporting units for the years ended December 31, 2021 and 2022:

In Thousands of United States dollars	Pharmaceuticals	Food and beverage	Vessel	JustCBD	Franchise	Total
Gross goodwill recorded prior to December 31, 2020	$1,413	$834	$-	$-	$-	$2,247
Impairment recorded prior to December 31, 2020	(1,034)	(783)	-	-	-	(1,817)
Net book value as at December 31, 2020	379	51	-	-	-	430
Acquired through business combinations	-	-	19,675	-	-	19,675
Impairment	-	(51)	-	-	-	(51)
Net book value as at December 31, 2021	379	-	19,675	-	-	20,054
Acquired through business combinations	-	-	-	25,315	3,716	29,031
Impairment	(379)	-	(19,675)	(5,398)	-	(25,452)
Foreign exchange impacts	-	-	-	(277)	16	(261)
Net book value as at December 31, 2022	$-	$-	$-	$19,640	$3,732	$23,372

11. IMPAIRMENT OF ASSETS

For the year ended December 31, 2022, the Company tested its goodwill for impairment as part of its annual fourth quarter impairment test, and at interim periods when impairment indicators exist. In addition, the Company assessed its other long-lived assets for impairment due to external indicators such as a decline in the value of the Company’s publicly traded common shares as well as internal indicators such as negative operating cash flows. The Company’s goodwill is assigned to the reporting units associated with the original acquisition of those operations. Management determined the Company’s reporting units for 2022 impairment testing are its reportable segments shown in Note 23, but with the house of brands segment broken down into separate reporting units for the Company’s JustCBD, Vessel, and Colombia brands product groups of assets.

The Company may consider the results of both an income approach (discounted cash flows) and market approach (guideline public companies) when determining the recoverable amount of its reporting units. For the income approach, the significant assumptions used in the calculation of the recoverable amounts of the reporting units include forecasted revenue, expenses and net cash flows, terminal period cash flows and growth rates, and the weighted average cost of capital used as the discount rate. These assumptions are considered Level 3 inputs in the fair value hierarchy. The assumptions consider historical and projected data from internal sources as well as external industry trends and expectations. For the market approach, the significant assumptions include identifying and calibrating relevant guideline public companies, and determining the financial metric to measure against. The results of the two approaches are considered, and judgment is applied in weighting each approach to determine the recoverable amount of the reporting unit.

For long-lived assets other than goodwill, which show impairment indicators are present, the Company compares its expected undiscounted future cash flows to the carrying value of the asset group. If the undiscounted future cash flows are less than the carrying value of the assets, then the fair value of the asset group is calculated using an income or market approach as discussed in the prior paragraph. The significant assumptions used in calculating the undiscounted future cash flows include determining the primary asset of the asset group which sets the length of time to project the cash flows, and the forecasted revenue, expenses and net cash flows relating to the asset group.

2022 Annual Impairment Test

The Company concluded that the carrying values of its Vessel, JustCBD and pharmaceuticals reporting units were higher than their respective estimated fair values, and a goodwill impairment loss totaling $25.5 million was recognized in the year ended December 31, 2022, with details of these impairment tests discussed below. The goodwill impairment loss was comprised of (i) $19.7 million related to the Vessel reporting unit, representing the entirety of the goodwill assigned to the Vessel reporting unit, part of the house of brands segment; (ii) $5.4 million related to the JustCBD reporting unit, part of the house of brands segment; and (iii) $0.4 million related to the pharmaceuticals reporting unit and segment. See Note 23 for discussion of the Company’s segments. Certain negative trends, including slower growth rates, resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation for the Vessel and pharmaceutical reporting units. No impairment was noted for the Franchise reporting unit, as the acquisition of Franchise occurred close to the end of the year and fair value calculated at the December 23, 2022 acquisition date approximates fair value as at December 31, 2022.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

The Company reconciled the sum of its reporting unit recoverable amounts discussed above plus all other net assets to the Company’s market capitalization of common shares as December 31, 2022. The Company’s recoverable amounts at December 31, 2022 exceeded the market capitalization of its common shares. The Company believes the excess is due to implied equity control premium and is within an acceptable range of values based on control premiums observed in business combinations within the cannabis and wholesale industries.

December 31, 2022 Annual Goodwill Impairment Test of Vessel

At June 30, 2022, the Company’s Vessel reporting unit had external indicators of impairment primarily due to a decline in comparable public company share prices which would negatively impact the implied valuation of Vessel. As such, the Company tested the Vessel reporting unit for impairment as at June 30, 2022 and determined that the carrying value of the reporting unit’s assets exceeded the recoverable amount, resulting in goodwill impairment of $16.0 million recorded in the first half of fiscal 2022. The impairment is recorded in the goodwill impairment caption on the consolidated statements of loss and comprehensive loss.

Vessel’s December 31, 2022 carrying value of $11.6 million was comprised primarily of goodwill and identified intangible assets of $11.3 million and other long-lived assets of $1.0 million. The carrying value is reduced by inseparable market participant liabilities associated with the November 2021 acquisition of Vessel which includes $1.1 million of lease liability. The estimated recoverable amount of Vessel at December 31, 2022 was $6.8 million, resulting in goodwill impairment of the remaining $3.7 million as the carrying value of the reporting unit’s assets exceeds the recoverable amount. The impairment is recorded in the goodwill impairment caption on the consolidated statements of loss and comprehensive loss.

The reporting unit’s fair value was determined based on an income approach discounted cash flow model of $7.6 million (80% weighting) and a market approach guideline public company method of $7.0 million (20% weighting). After working capital adjustments, the resulting fair value was estimated at $7.0 million. The income approach used a discount rate of 17%, operating margins from 0% to 18%, working capital requirements of 15% revenue, and a terminal period growth rate of 3%. The revenue growth rates start at 14% in 2023 and taper down to 3% in the terminal period after 2030. The market approach considered guideline public companies similar to Vessel considering financial metrics such as historical revenue growth, gross margin and EBITDA profitability and with operations focused on consumer brands and similar sales channels. An enterprise value to latest twelve months revenue multiple of 1.0 was selected based on consideration of the enterprise value to latest twelve months multiples of the guideline companies. The multiple was applied to Vessel’s revenue for the twelve months ended December 31, 2022. The impairment test valuation is considered a Level 3 method within the ASC 820 fair value hierarchy.

After the impairment recorded at December 31, 2022, Vessel’s carrying value was equal to its recoverable amount. As a sensitivity assessment to the recoverable amount calculations, increasing the discount rate by 3% in the income approach model would decrease the reporting unit fair value by $1.8 million. Reducing the market approach selected revenue multiple by 0.10 from 1.00 above down to 0.90 (approximately 10% change) would result in a decrease of the reporting unit fair value of approximately $0.7 million. However, there would be no impact on the goodwill impairment amount for either of these unfavorable changes in the models as the imputed fair value of the goodwill exceeded its carrying amount by $1.1 million with the goodwill impaired to zero.

December 31, 2022 Annual Goodwill Impairment Test of JustCBD

JustCBD’s December 31, 2022 carrying value of $34.4 million was comprised primarily of goodwill and identified intangible assets of $29.0 million and other long-lived assets of $2.0 million. The carrying value is reduced by inseparable market participant liabilities associated with the February 2022 acquisition of JustCBD which includes $1.2 million of lease liability. The estimated recoverable amount of JustCBD at December 31, 2022 was $29.0 million, resulting in goodwill impairment of $5.4 million as the carrying value of the reporting unit’s assets exceeds the recoverable amount. The impairment is recorded in the goodwill impairment caption on the consolidated statements of loss and comprehensive loss.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

The reporting unit’s fair value was determined based on an income approach discounted cash flow model of $28.0 million (80% weighting) and a market approach guideline public company method of $21.9 million (20% weighting). After working capital adjustments, the resulting fair value was estimated at $29.0 million. The income approach used a discount rate of 32%, operating margins from 5% to 28%, working capital requirements of 10% revenue, and a terminal period growth rate of 3%. The revenue growth rates start at 21% in 2023 and taper down to 3% in the terminal period after 2030. The market approach considered guideline public companies similar to JustCBD considering financial metrics such as historical revenue growth, gross margin and EBITDA profitability and with operations focused on consumer brands and similar sales channels. An enterprise value to latest twelve months revenue multiple of 0.6 was given the most weight in the valuation and was selected based on consideration of the enterprise value to latest twelve months multiples of the guideline companies. The multiple was applied to JustCBD’s revenue for the twelve months ended December 31, 2022. The impairment test valuation is considered a Level 3 method within the ASC 820 fair value hierarchy.

After the impairment recorded at December 31, 2022, JustCBD’s carrying value was equal to its recoverable amount. Any change in the significant assumptions could result in additional impairment of its goodwill as at December 31, 2022. As a sensitivity assessment to the recoverable amount calculations, increasing the discount rate in the income approach model by 3% from 32% above up to 35% (approximately 9% change) would result in a decrease of the reporting unit fair value and additional goodwill impairment of approximately $3.5 million. Reducing the market approach selected revenue multiple by 0.1 from 0.6 above down to 0.5 (approximately 17% change) would result in a decrease of the reporting unit fair value and additional goodwill impairment of approximately $3.7 million.

December 31, 2022 Annual Goodwill Impairment Test of Pharmaceuticals

Pharmaceutical’s December 31, 2022 carrying value of $2.4 million was comprised primarily of goodwill and identified intangible assets of $0.7 million and other long-lived assets of $1.6 million. The estimated recoverable amount of pharmaceuticals at December 31, 2022 was $2.0 million, resulting in impairment of the remaining $0.4 million as the carrying value of the reporting unit’s assets exceeds the recoverable amount. The impairment is recorded in goodwill impairment caption on the consolidated statements of loss and comprehensive loss. The reporting unit’s fair value was determined based on an income approach discounted cash flow model, with the fair value estimated at $2.0 million. The income approach used a discount rate of 25%, operating margins from 8% to 16%, working capital requirements of 30% revenue, and a terminal period growth rate of 3%. The revenue growth rates start at 11% in 2023 and taper down to 3% in the terminal period after 2028.

After the impairment recorded at December 31, 2022, Pharmaceutical’s carrying value was equal to its recoverable amount. As a sensitivity assessment to the recoverable amount calculations, increasing the discount rate in the model by 3% from 25% to 28% (approximately 12% change) would decrease the value of the reporting unit by $0.3 million. However, there would be no impact on the goodwill impairment amount for this potential unfavorable change in the model as the imputed fair value of the goodwill approximated the prior goodwill balance, and the goodwill is now impaired to zero.

December 31, 2022 Other Long-Lived Asset Impairment Tests

For asset groups that had indicators of impairment, the Company performed a quantitative analysis as of December 31, 2022 to determine if impairment existed by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over their remaining lives. This analysis indicated that certain asset values may not be recoverable. The Company then calculated the fair value of these assets using an income approach. As a result, the Company recorded an impairment of the property, plant and equipment, customer relationships and trademarks within its Colombia asset groups within the house of brands segment totaling $0.1 million and an impairment of the licenses within the corporate segment totaling $0.1 million. These charges were recorded in the other asset impairments caption on the consolidated statements of loss and comprehensive loss. The Company performed a similar analysis for its Colombian commercial and wholesale asset group property, plant and equipment as of December 31, 2022, and determined that no indicators of impairment were present.

During the fourth quarter of 2022, the Company decided to consolidate operations and looked for subtenants for two building leases that have contractual lease obligations through 2026 and 2027. These leases are recorded on the Company’s statement of financial position as operating lease right of use assets. The lease assets have indicators of impairment as they are no longer used in the asset groups’ operations, but the Company is actively seeking to sublease both spaces to generate income from the spaces. The Company calculated the fair value of the two leases using an income approach on the expected sublease income. The resulting fair values were compared to the operating right of use asset values at December 31, 2022, resulting in an impairment of $0.6 million. The discounted cash flow models assumed the spaces would be subleased within 2023 at 75% to 100% of the Company’s cost of the leases, less upfront costs to obtain a sublease tenant. The cash flows were discounted at 8% to 9% which approximates the discount rate in the Company’s right of use asset and lease liability calculations. These charges were recorded in the other asset impairments caption on the consolidated statements of loss and comprehensive loss.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

2021 Annual Impairment Test

As a result of the impairment test, the Company’s food and beverage reporting unit incurred a goodwill impairment of $0.1 million to write-down goodwill to zero as at December 31, 2021. The discount rate used in the analysis was 20.5%, revenue growth reflecting the Company’s budget estimates and annualizing 2021 results for 2022, revenue growth of approximately 55% through 2025, and tapering down to 3% terminal period growth. Operating margin ranged from -14% in 2022 and increasing to 6% in 2024 through the terminal period and working capital requirements at 25% of revenue and tapering down to 15% of revenue by 2024 through the terminal period.

The Company’s Vessel reporting unit was acquired in November 2021 as discussed in Note 9. The reporting unit’s carrying value was considered for impairment as at December 31, 2021, resulting in no impairment as the recoverable amount exceeded the carrying value of the reporting unit’s assets. The recoverable amount is based on fair value. The fair value of the Company’s Vessel reporting unit was determined based on guideline public companies similar to Vessel considering financial metrics such as historical revenue growth, gross margin and EBITDA profitability and with operations focused on consumer brands and similar sales channels. An enterprise value to latest twelve months revenue multiple of 4.3x was selected based on consideration of the enterprise value to latest twelve months multiples of the guideline companies as well as the implied multiple the Company paid to acquire Vessel in November 2021. The multiple was applied to Vessel’s revenue for the twelve months ended December 31, 2021. The impairment test valuation is considered a Level 3 method within the ASC 820 fair value hierarchy.

The Company’s other reporting units were tested for impairment in the fourth quarter of 2021, but the recoverable amounts significantly exceeded the carrying values, resulting in no impairment. At the time of the test, the carrying value of goodwill for these other reporting unit’s totaled $0.4 million and other long-lived assets totaled $3.1 million. The recoverable amounts were determined based on an income approach, with discount rates ranging from 20.5% to 30%, operating margins from 6% to 45%, working capital requirements ranging from 15% to 30% of revenue, and terminal period growth rates of 3%. The revenue growth rates reflected the Company’s expectations for developing these businesses with growth rates beyond the development stage period of 55% in 2024 and tapering down to 3% in the terminal period after 2025. The discount rates applied include reporting unit specific risk premiums ranging from 8% to 19%.

12. DEBT

Euro credit facility

The Company, through FGH, has a credit facility for 1.0 million Euro with, secured by the trade and other receivables of one of the subsidiaries of FGH. As of December 31, 2022, the outstanding amount was 1.0 million Euros ($1.1 million USD). The credit facility has a rate of Euro Interbank Offer Rate (“Euribor”) plus 2.95% per year and is due January 10, 2023. The Company and the bank agreed to renew the credit facility on January 10, 2023, under the same terms. The interest on the credit facility resets every two months and the interest on the outstanding balance is paid monthly. There arrangement is open ended without a predetermined maturity date.

13. LEASES

The Company’s leases primarily consist of administrative real estate leases in Colombia, Germany and the United States, and the Company’s cultivation property in Santander, Colombia. Management has determined all the Company’s leases are operating leases through December 31, 2022. Information regarding the Company’s leases is as follows:

Thousands of United States dollars	Year ended December 31, 2022	Year ended December 31, 2021
Components of lease expense
Operating lease expense	$1,221	$316
Short-term lease expense	396	14
Total lease expense	$1,617	$330

Other Information
Operating cash flows from operating leases	$1,180	$256
ROU assets obtained in exchange for new operating lease liabilities	2,919	1,233
Weighted-average remaining lease term in years for operating leases	3.5	3.3
Weighted-average discount rate for operating leases	7.9%	9.0%

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

Maturities of operating lease liabilities as of December 31, 2022 are as follows:

Thousands of United States dollars	Operating Leases
2023	$1,383
2024	849
2025	443
2026	417
2027	237
Thereafter	189
Total future lease payments	3,518
Less: imputed interest	(461)
Total lease liabilities	3,057
Less: current lease liabilities	(1,188)
Total non-current lease liabilities	$1,869

Most of the Company’s leases contain renewal options to continue the leases for another term equivalent to the original term, which are generally up to two years. The lease liabilities above include renewal terms that management has executed or is reasonably certain of renewing, which only included leases that would have expired in 2022.

The Company’s operating lease of warehousing and office space for Vessel Brand Inc. expires August 31, 2027. The lease includes an option to extend the lease term for the entire space for a period of five years at the end of the current lease term. At December 31, 2022, the renewal option is not included in the related operating right of use asset recorded. At the end of 2022, the Company decided to move Vessel’s operations and to consolidate them with JustCBD’s operations in Florida. The Company is currently seeking a subtenant for this lease. See Note 11.

The Company’s operating lease of manufacturing and warehousing for High Roller Private Label LLC expires June 30, 2024. The lease does not contain a renewal option.

The Company’s operating lease of warehousing and office space for Just Brands LLC expires April 30, 2024. The lease does not contain a renewal option.

The Company’s land lease for 361 hectares of property in Santander, Colombia expires August 31, 2024 with an option to extend the lease for an additional five years, unless either the Company or lessor provide notice to terminate the lease at the end of the original term with six months’ notice. At December 31, 2022, the renewal option is not included in the related right of use asset recorded.

14. SHARE CAPITAL

Authorized and issued

The Company is authorized to issue an unlimited number of common shares, no par value. On April 30, 2021, the Company consolidated its issued and outstanding common shares based on one new common share of the Company for every three existing common shares of the Company. All common shares and per share amounts have been restated to give retroactive effect to the share consolidation.

The Company had the following significant common share transactions:

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

Year ended December 31, 2022

DECEMBER 2022 PAYMENT TO FGH OWNERS

As discussed in Note 9, the Company issued 43,525,951 common shares of the Company valued at $9.8 million, inclusive of a 7.5% fair value discount for the required three-month holding period of the shares, to the prior owners of FGH as part of the Company’s acquisition of FGH on December 23, 2022.

DECEMBER 2022 UNIT OFFERING

On December 8, 2022, the Company closed a registered direct offering of 12,500,000 units of the Company at a price of $0.40 per unit for gross proceeds of $5.0 million. Each unit is comprised of one common share of the Company and one common share purchase warrant (12,500,000 total warrants) to purchase one additional common share at an exercise price of $0.40 per warrant share through December 8, 2027. Additionally, the Company amended the exercise price with respect to 1,325,000 warrants that were previously issued in the November 2021 offering (see Note 16) from $3.75 per share to $0.40 per share with no increase to the value of the additional paid-in capital as it was offset by a corresponding increase to issuance costs. The Company paid $0.4 million in issuance costs relating to the December 2022 unit offering, as well as 500,000 warrants issued to the placement agent as discussed in Note 16.

FEBRUARY 2022 PAYMENT TO JUSTCBD OWNERS

As discussed in Note 9, the Company issued 9,500,000 common shares of the Company valued at $14.7 million, inclusive of a 15% fair value discount for the required six-month holding period of the shares, to the prior owners of JustCBD as part of the Company’s acquisition of JustCBD on February 25, 2022.

ACQUISITION OF NONCONTROLLING INTERESTS

On January 18, 2022, the Company issued 100,000 common shares of the Company valued at $0.2 million to acquire the remaining 13% of the outstanding equity interests in Flora Beauty LLC from its minority shareholders. In addition to the common shares, the Company granted a stock option, exercisable for up to 50,000 common shares of the Company at an exercise price of $1.70 per share that expire five years from the date of the grant.

On January 31, 2022, the Company issued 30,282 common shares of the Company valued at $0.1 million to complete its acquisition of Breeze by acquiring the remaining 10% of the equity interests in Breeze from its minority shareholders.

OTHER ISSUANCES

In January 2022, the Company amended an agreement with a consultant pursuant to which the Company issued 111,112 common shares of the Company valued at $0.2 million and a stock option, exercisable for up to 83,333 common shares of the Company at an exercise price of $2.25 per share that expire five years from the date of the grant.

On April 5, 2022, the Company issued 700,000 common shares of the Company valued at $1.3 million as part of a settlement agreement with Boustead Securities, LLC (“Boustead”) to resolve certain disputes arising under a prior underwriting agreement and engagement letter. In addition to the common shares, the Company paid Boustead $0.4 million.

SHARE REPURCHASE

The Company repurchased 368,244 common shares for $0.3 million during the year ended December 31, 2022.

Any future repurchases will depend on factors such as market conditions, share price and other opportunities to invest capital for growth. From time to time when management does not possess material nonpublic information about the Company or its securities, the Company may enter a pre-defined plan with a broker to allow for the repurchase of shares at times when the Company ordinarily would not be active in the market due to internal trading blackout periods, insider trading rules or otherwise. Any such plans entered with our broker will be adopted in accordance with applicable securities laws such as the requirements of Rule 10b5-1 under the U.S. Securities Exchange Act of 1934, as amended.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

Year ended December 31, 2021

NOVEMBER 2021 UNIT OFFERING

On November 23, 2021, the Company closed an offering of 11,500,000 units of the Company at a price of $3.00 per unit for gross proceeds of $34.5 million. Each unit is comprised of one common share of the Company and one-half of one common share purchase warrant (5,750,000 total warrants) to purchase one additional common share at an exercise price of $3.75 per warrant share through November 18, 2026. As described above, 1,325,000 of such warrants were repriced in connection with the December 2022 Unit Offering. The Company paid $2.7 million in issuance costs relating to the November 2021 unit offering, as well as 460,000 warrants issued to the underwriters as discussed in Note 16.

NOVEMBER 2021 PAYMENT TO VESSEL OWNERS

As discussed in Note 9, the Company issued 4,557,000 common shares of the Company valued at $20.7 million to the prior owners of Vessel as part of the Company’s acquisition of Vessel in November 2021.

INITIAL PUBLIC OFFERING

On May 13, 2021, the Company closed its initial public offering (“IPO”) upon which it issued 3,333,333 common shares of the Company at a price of $5.00 per common share for gross proceeds of $16.7 million. On May 11, 2021, the Company was listed on the NASDAQ stock exchange in the United States. In connection with the closing, the Company paid issuance costs of $1.8 million and issued 632,000 warrants to the underwriters of the IPO valued at $1.3 million. The Company also issued 333,333 common shares to the Chief Executive Officer of the Company, valued at $1.7 million based on the IPO price per share of $5.00.

REGULATION A OFFERING

On January 20, 2021, the Company issued 26,000 units of the Company at a price of $2.25 per unit for gross proceeds of $0.1 million. Each unit is comprised of one common share of the Company and one-half of one common share purchase warrant to purchase one additional common share at an exercise price of $3.00 per warrant share, subject to certain adjustments, over an 18-month exercise period following the date of issuance of the warrant. The Company sold the units through a Tier 2 offering pursuant to Regulation A (Regulation A+) under the Securities Act of 1933, as amended.  Additionally, the Company cancelled 28,000 units of the Company at a price of $2.25 per unit and valued at $0.1 million. The units were cancelled due to non-payment of the subscription price.

OTHER OFFERING

On July 23, 2021, the Company issued 55,555 common shares of the Company valued at $0.2 million for consulting services performed.

15. SHARE BASED COMPENSATION

The Company adopted the Flora Growth Corp. 2022 Incentive Compensation Plan (the “2022 Plan”) to attract, retain and motivate independent directors, executives, key employees and consultants. The 2022 Plan was approved by the Company’s shareholders on July 5, 2022, and reserves an aggregate of 6,000,000 of the Company’s common shares for issuance in connection with Awards (as defined in the 2022 Plan) granted under the 2022 Plan. Previously, the Company’s shareholders had adopted a “rolling” stock option plan (the “Prior Plan”) which authorized the Company to grant stock options constituting up to 10% of the Company’s issued and outstanding common shares at the time of each option grant. Since the adoption of the 2022 Plan, no further grants have been made or will be made under the Prior Plan; however, any currently outstanding stock options granted prior to July 5, 2022 will remain in effect until they have been exercised or terminated or have expired in accordance with the terms of the Prior Plan. Under the 2022 Plan, the Compensation Committee of our Board of Directors (the “Committee”) may grant a variety of awards including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other stock-based awards.

OPTIONS

Stock options granted under the Prior Plan are non-transferable and non-assignable and may be granted for a term not exceeding five years. Under the 2022 Plan, stock options may be granted with a term of up to ten years and in the case of all stock options, the exercise price may not be less than 100% of the fair market value of a Common Share on the date the award is granted. Stock option vesting terms are subject to the discretion of the Committee. Common shares are newly issued from available authorized shares upon exercise of awards.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

Information relating to share options outstanding and exercisable as at December 31, 2022 and 2021 is as follows:

	Options Outstanding		Options Exercisable
	Number of options (in thousands)	Weighted average exercise price	Number of options (in thousands)	Weighted average exercise price
Balance, December 31, 2020	3,794	1.08	3,794	1.08
Granted	2,304	2.88	2,304	2.88
Exercised	(650)	0.07	(650)	0.07
Balance, December 31, 2021	5,448	1.96	5,448	1.96
Granted	1,806	0.96	217	1.48
Exercised	(545)	0.24	(545)	0.24
Cancelled/Expired	(904)	2.62	(728)	2.62
Balance, December 31, 2022	5,805	$1.71	4,392	$2.04

Date of expiry	Options outstanding	Options exercisable	Exercise price	Grant date fair value vested	Remaining life in years
	Thousands	Thousands	$	Thousands of Dollars
June 28, 2024	815	815	$0.15	$30	1.5
April 23, 2025	33	33	2.25	138	2.3
July 6, 2025	150	150	2.25	115	2.5
July 15, 2025	84	84	2.25	84	2.5
September 8, 2025	8	8	2.25	11	2.7
November 4, 2025	666	666	2.25	918	2.8
December 23, 2025	500	500	2.25	689	3.0
June 3, 2026	233	233	3.87	669	3.4
June 10, 2026	167	167	3.68	455	3.4
September 21, 2026	16	16	5.20	64	3.7
September 25, 2026	105	105	6.90	539	3.7
December 16, 2026	1,348	1,348	2.04	2,046	4.0
January 17, 2027	50	50	1.70	63	4.0
January 26, 2027	245	217	1.48	288	4.1
May 16, 2027	50	-	1.30	29	4.4
December 31, 2029	1,010	-	0.67	31	7.0
August 18, 2032	275	-	0.93	84	9.6
July 5, 2033	50	-	0.67	9	10.5
	5,805	4,392	$1.71	$6,262	4.2

The fair value of stock options issued during the years ended December 31, 2022 and 2021 was determined at the time of issuance using the Black-Scholes option pricing model with the following weighted average inputs, assumptions and results:

	2022	2021
Risk-free annual interest rate	2.85%	1.12%
Current stock price	$0.95	$2.88
Expected annualized volatility	100%	100%
Expected life (years)	7	5
Expected annual dividend yield	0%	0%
Exercise price	$0.96	$2.88
Weighted average grant date fair value	$0.96	$2.88

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

The total expense related to the options granted in the year ended December 31, 2022 was $3.0 million (2021 - $1.3 million). This expense is included in the share based compensation line on the statement of comprehensive loss. Generally, the options granted in 2022 and 2021 vest one to two years following the date of grant provided that the recipient is still employed or engaged by the Company. The options granted in 2020 vested immediately at the time of grant.

During the year ended December 31, 2022, 903,829 (2021 – nil) unexercised stock options expired following the termination of certain employees and were charged to deficit.

The intrinsic value of options exercised for the year ended December 31, 2022 was $0.8 million ($1.2 million in 2021). The total fair value of options vested during the year ended December 31, 2022 was $4.0 million (less than $0.1 million in 2021).

For the years ended December 31, 2022 and 2021, there has been no recognized income tax benefits associated with stock options, and no amounts capitalized as part of the cost of an asset.

At December 31, 2022 the total remaining stock option cost for nonvested awards is expected to be $0.4 million over a weighted average future period of 1.4 years until the awards vest. A total of 402,500 options issued in 2022 will vest in either 2023 provided if the award holder is still employed or engaged by the Company. The remaining 1,010,203 options issued in 2022 will vest if the total shareholder return (“TSR”) of the Company’s common shares on the NASDAQ Capital Market exceeds the TSR of the ETFMG Alternative Harvest ETF (the “Index”) for any of the calendar years ended December 31, 2022, 2023, or 2024. If the Company’s TSR exceeds the TSR of the TSR of the Index on such date, then all the options shall become vested and exercisable. The Company valued these options using a weighted average approach based on the probability that the options would vest at December 31, 2022, 2023, 2024, or not all. The TSR of the Company’s common shares did not exceed the TSR of the Index for the year ended December 31, 2022.

RESTRICTED STOCK AWARDS

Restricted stock is a grant of common shares which may not be sold or disposed of, and which is subject to such risks of forfeiture and other restrictions as the Committee, in its discretion, may impose. A participant granted restricted stock generally has all of the rights of a shareholder of the Company, unless otherwise determined by the Committee. Subject to certain exceptions, the vesting of restricted stock awards is subject to the holder’s continued employment or engagement through the applicable vesting date. Unvested restricted stock awards will be forfeited if the holder’s employment or engagement ceases during the vesting period and may, in certain circumstances, be accelerated. The Company values restricted stock awards based on the closing share price of the Company’s common shares as of the date of grant. The fair value of the restricted stock award is recorded as expense over the vesting period.

Information relating to restricted stock awards outstanding as at December 31, 2022 and December 31, 2021:

	Number of restricted stock awards	Weighted average grant date fair value
	Thousands	$
Balance, December 31, 2021	-	-
Granted	2,938	0.68
Vested	(20)	0.73
Balance, December 31, 2022	2,918	0.68

The total expense related to the restricted stock awards in the year ended December 31, 2022 was $0.4 million (2021 - nil). This expense is included in the share based compensation line on the consolidated statements of loss and comprehensive loss. For the years ended December 31, 2022 and 2021, there has been no recognized income tax benefits associated with restricted stock awards.

The Company issued 20,000 restricted stock awards that vested immediately on September 28, 2022 at a total fair value of less than $0.1 million. The remaining restricted stock awards issued in 2022 vest over the next three years provided the award holder is still employed or engaged by the Company. As of December 31, 2022, the Company had $1.6 million of unrecognized compensation expense related to restricted stock awards which will be recognized over the next three years.

No restricted stock awards expired or were forfeited in the year ended December 31, 2022.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

16. WARRANTS

On December 8, 2022, the Company issued 12,500,000 warrants issued as part of the December 2022 unit offering (Note 14). Each warrant permits the holder to purchase one common share of the Company through December 8, 2027 for $0.40. The issue date fair value of the warrants was estimated at $2.0 million using the Black Scholes option pricing model with the following assumptions: expected dividend yield of 0%; expected volatility of 100% based on comparable companies; risk-free interest rate of 3.0% and an expected life of 5 years. The resulting grant date fair value of each warrant was $0.16. Additionally, the Company amended the exercise price with respect to 1,325,000 warrants that were previously issued in the November 2021 offering (described below) from $3.75 per share to $0.40 per share.

Related to the December 2022 unit offering, 500,000 warrants were issued to the placement agent and recorded as issuance costs to share capital. Each warrant permits the holder to purchase one common share of the Company after the 180th day immediately following the date of issuance through December 8, 2027 for $0.40. The issue date fair value of the warrants was estimated at $0.1 million using the Black Scholes option pricing model with the following assumptions: expected dividend yield of 0%; expected volatility of 100% based on comparable companies; risk-free interest rate of 3.0% and an expected life of 5 years. The resulting grant date fair value of each warrant was $0.30.

On May 10, 2021, the Company issued 632,053 warrants issued as share issuance costs pursuant to the IPO (Note 14). Each warrant permits the holder to purchase one common share of the Company through May 11, 2026 for $6.25 for 233,333 of the warrants, and $3.00 for 398,720 of the warrants. The issue date fair value of the warrants was estimated at $1.3 million using the Black Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 100% based on comparable companies; risk-free interest rate of 0.91% and an expected life of 5 years. The resulting grant date fair value of each warrant was $2.13.

In November 2021, the Company issued 5,750,000 warrants issued as part of the November 2021 unit offering (Note 14). Each warrant permits the holder to purchase one common share of the Company through November 18, 2026 for $3.75. The issue date fair value of the warrants was estimated at $8.7 million using the Black Scholes option pricing model with the following assumptions: expected dividend yield of 0%; expected volatility of 100% based on comparable companies; risk-free interest rate of 1.5% and an expected life of 5 years. The resulting grant date fair value of each warrant was $1.51.

Related to the November 2021 unit offering, 460,000 warrants were issued to the underwriters and recorded as issuance costs to share capital. Each warrant permits the holder to purchase one common share of the Company through November 18, 2027 for $3.30. The issue date fair value of the warrants was estimated at $1.1 million using the Black Scholes option pricing model with the following assumptions: expected dividend yield of 0%; expected volatility of 100% based on comparable companies; risk-free interest rate of 1.5% and an expected life of 6 years. The resulting grant date fair value of each warrant was $2.29.

The intrinsic value of warrants exercised for the year ended December 31, 2022 was $0.5 million ($30.6 million in 2021). The total fair value of warrants vested during the year ended December 31, 2022 was $2.3 million ($8.5 million in 2021).

For all warrants, common shares are newly issued from available authorized shares upon exercise of awards.

The following tables show warrants outstanding as at December 31, 2022:

	Number of warrants	Weighted average exercise price
	Thousands
Balance, December 31, 2020	9,000	$2.26
Exercised	(6,509)	2.29
Cancelled/Expired	(600)	3.00
Issued	6,855	3.76
Balance, December 31, 2021	8,746	$3.37
Exercised	(473)	0.49
Cancelled/Expired	(2,063)	3.00
Issued	13,000	0.06
Balance, December 31, 2022	19,210	$1.24

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

Date of expiry	Warrants outstanding	Exercise price	Grant date fair value	Remaining life in years
	Thousands
November 18, 2026	4,425	$3.75	$6,700	3.88
November 18, 2026	1,325	0.40	422	3.88
November 18, 2027	460	3.30	1,055	4.88
December 8, 2027	12,500	0.40	2,033	4.94
December 8, 2027	500	0.44	149	4.94
	19,210	$1.24	$10,359	4.62

(1) See Note 24 for subsequent exercise of warrants.

17. RELATED PARTY DISCLOSURES

Key management personnel compensation

In addition to their contracted fees, directors and officers also participate in the Company’s stock option program. Certain executive officers are subject to termination notices of 6 to 24 months and change of control payments (Note 18). Key management personnel compensation is comprised of the following:

Thousands of United States dollars	Year ended December 31, 2022	Year ended December 31, 2021
Directors’ and officers’ compensation	$2,560	$2,261
Share-based compensation	797	2,373
	$3,357	$4,634

The Company defines key management personnel as those persons having authority and responsibility for planning, directing, and controlling the activities of the Company directly or indirectly, and was determined to be executive officers and directors (executive and non-executive) of the Company. The remuneration of directors and key executives is determined by the Board of Directors of the Company having regard to the performance of individuals and market trends.

As at December 31, 2022, $0.2 million of the above directors’ and officers’ compensation was included in the trade payables and accrued liabilities (2021 – $0.3 million). These amounts are unsecured, non-interest bearing and due on demand. The share-based compensation amount above for 2021 includes 333,333 common shares to the Chief Executive Officer of the Company, valued at $1.7 million, that were recorded to equity as share issuance costs as payment related to services provided during the Company’s initial public offering process (Note 14).

Related party transactions

Prior to its acquisition by the Company, Harmony Health One, a subsidiary of FGH, entered into an Intellectual Property License Agreement with Hampstead Private Capital Limited (“Hampstead”) – a corporation controlled by the President of the Company and former CEO of FGH. Under the terms of this agreement, Harmony is to pay Hampstead a royalty in the amount of 3.5% of the gross revenues from the sale of Harmony products. No royalty amounts have been recorded by the Company for the years ended December 31, 2022 and December 31, 2021, as there were no sales for the period after the Company acquired FGH.

During the fourth fiscal quarter of 2021, the Company entered into an agreement with Dr. Manalo-Morgan, a member of the Company’s board of directors, to serve in the additional capacity as Medical Advisor to the Company. In connection with this agreement, Dr. Manalo-Morgan will be responsible for developing and identifying medical applications of cannabinoids for the Company for the treatment of various ailments and (ii) supporting the Company’s public relations efforts and assisting the Company with its media engagements. For these services, the Company paid Dr. Manalo-Morgan $0.2 million and $0.1 million for the years ended December 31, 2022 and December 31, 2021, respectively.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

18. COMMITMENTS AND CONTINGENCIES

Contingencies are possible liabilities arising from past events which, by their nature, will only be resolved when one or more future events not wholly within our control occur or fail to occur. The assessment of such contingencies inherently involves the exercise of significant judgment and estimates of the outcome of future events. Management assesses loss contingencies related to legal proceedings, tax or other regulatory actions pending against the Company, as well as unasserted claims that may result in such actions. The Company, its legal counsel and other subject matter advisors evaluate the perceived merits of any legal proceedings or unasserted claims or actions as well as the perceived merits of the nature and amount of relief sought or expected to be sought, when determining the amount, if any, to recognize as a provision or assessing the impact on the carrying value of assets. The Company recognizes legal expenses on contingency and provision matters when incurred.

Provisions

The Company’s current known provisions and contingent liabilities consist of termination benefits and legal disputes.

Thousands of United States dollars	Termination benefits	Legal disputes	Sales tax	Total
Balance as at December 31, 2021	$352	$1,681	$-	$2,033
Acquired through business combinations	-	3,030	982	4,012
Payments/Settlements	(352)	(1,681)	-	(2,033)
Additional provisions	183	-	849	1,032
Balance as at December 31, 2022	$183	$3,030	$1,831	$5,044

The termination benefits relate to contractual termination benefits owed to a former board member of the Company, a consultant and a former member of the management team. The amounts are recorded within contingencies on the consolidated statements of financial position and $0.2 million expense (2021 - $0.4 million) on the consolidated statements of loss and comprehensive loss.

The legal disputes in 2021 relate to the settlement of a contractual dispute between the Company and Boustead, with respect to the amount of compensation due to Boustead pursuant to an engagement letter entered into in September 2020 and an underwriting agreement dated May 2021, each entered between Boustead and the Company. In April 2022, the Company entered a settlement agreement with Boustead pursuant to which the Company paid $0.4 million and issued 700,000 common shares of the Company to Boustead to settle the dispute. The provision balance as of December 31, 2021 reflects the value of the cash and the Company’s shares as of the date of the settlement agreement. The amounts are recorded within contingencies on the consolidated statements of financial position and $1.7 million expense on the consolidated statements of loss and comprehensive loss.

The additional legal disputes in 2022 relate to the settlement of two contractual disputes involving entities that were part of the Company's acquisition of FGH in December 2022. The first involves a third party that entered into a conditional share grant arrangement dated April 2, 2019 with Franchise Cannabis Corp and Rangers Pharmaceuticals A/S. In January 2023, the Company entered into a settlement agreement with this third party pursuant to which the Company issued 325,000 common shares of the Company, valued at $0.1 million, to the third party to settle the dispute. The provision balance as of December 31, 2022 reflects the value of the Company’s shares as of the date of the settlement agreement. The second dispute involves a former shareholder of ACA Muller, who filed a statement of claim against a wholly-owned subsidiary of the Company in the Constance Regional Court in Germany. While the Company believes that this claim is without merit, at this time the Company believes it is probable that a liability has been incurred and the Company is able to reasonably estimate the loss of $2.9 million. As a result, without acknowledgement (explicitly or implicitly) of any amount of liability arising from this claim, the Company recognized a provision of $2.9 million to reflect the value of the claim. This dispute is covered under the indemnification agreement between the Company and the former Chief Executive Officer and shareholder of FGH as discussed in Note 9. The Company intends to vigorously defend itself through appropriate legal proceedings. Both above amounts are recorded within contingencies and $2.9 million within indemnification receivables on the consolidated statements of financial position and $0.1 million is recorded as expense on the consolidated statements of loss and comprehensive loss.

The Sales tax relates to estimated amounts owed to certain jurisdictions in the Unites States for sales from the Company's JustCBD operations. The opening balance was acquired during the February 24, 2022 acquisition of JustCBD, with additional provision for estimated amounts due on sales subsequent to the acquisition. The ending balance is recorded within contingencies on the consolidated statement of financial position, and additions to the provision as a reduction of revenue on the consolidated statements of loss and comprehensive loss.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

For the sales tax provision and 2022 matters with accruals recorded as discussed above, it is at least reasonably possible that a change in the estimated liability could occur in the near term. Such changes in the Company’s judgment could continue to change until the matters are ultimately resolved.

Legal proceedings

The Company records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and where liability is probable. The Company is engaged from time-to-time in various legal proceedings and claims that have arisen in the ordinary course of business. The outcome of all the proceedings and claims against the Company is subject to future resolution, including the uncertainties of litigation. Based on information currently known to the Company and after consultation with outside legal counsel, management believes that the probable ultimate resolution of any such proceedings and claims, individually or in the aggregate, will not have a material adverse effect on the financial condition of the Company, taken as a whole as at December 31, 2022.

On June 21, 2022, an action was brought against the Company in the Ontario Superior Court of Justice by Gerardo Andres Garcia Mendez claiming that the Company is obligated to issue 3.0 million (pre-one-for three reverse stock split) common shares to him for a purchase price of $0.05 per share. Mr. Mendez claims he is entitled to such shares as a result of alleged consulting services he performed in 2019. The Company disputes his claims and intends to vigorously defend against this action. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of December 31, 2022.

In connection with the Company’s acquisition of FGH, the former Chief Executive Officer of FGH, together with certain affiliated entities under his control, entered into an agreement pursuant to which they agreed to indemnify the Company for certain potential liabilities of FGH and its subsidiaries, up to a maximum of $5.0 million. In addition to the matter regarding the former shareholder of ACA Mueller, discussed above, the following actions are pending as of the date hereof:

On February 3, 2023, an action was brought in the Ontario Superior Court of Justice by Nathan Shantz and Liberacion e Inversiones S.A. against various parties including Clifford Starke, FGH’s former Chief Executive Officer, and FGH. The statement of claim alleges that, prior to the closing of the Arrangement, 8,831,109 FGH shares purportedly owned by the plaintiffs were wrongfully transferred to third parties, in part through alleged unauthorized steps taken by Mr. Starke. FGH has been named as a defendant by virtue of the alleged unauthorized transfer of the shares. The plaintiffs are seeking damages of $3.9 million. The defendants have all brought motions to stay the proceedings on the grounds that the Ontario court lacks jurisdiction over the claim. In the event FGH should incur any losses in connection with this matter, such losses are to be indemnified by Mr. Starke subject to the maximum threshold of the indemnity agreement.

The total amount claimed against the former entities of FGH currently exceeds the maximum $5.0 million of the indemnification agreement. However, the Company is estimating the likelihood of loss in these cases will not exceed $5.0 million.

Management contracts

The Company is party to management contracts with certain of its executive officers. As at December 31, 2022, these contracts would require payments totaling approximately $2.6 million to be made in the event that such executive officers are terminated (i) “without cause” or (ii) within twelve months following a “change in control” (as such terms are defined in the management contracts). The Company is also obligated to make payments to certain individuals upon termination “without cause” of approximately $1.5 million pursuant to the terms of these contracts. As a triggering event has not taken place, these amounts have not been recorded in these consolidated financial statements.

Shared services and space commitment

The Company had an agreement in 2021 and through March 2022 to share general and administrative, promotion, corporate development, consulting services, and office space with other companies with monthly payments and a minimum commitment of CAD 45,000 ($36,000 on December 31, 2021). This agreement could be terminated by either party giving at least 90 days’ prior written notice (or such shorter period as the parties may mutually agree upon) to the other party of termination. These services were provided by 2227929 Ontario Inc which was a related party. This agreement expired by its terms on March 14, 2022.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

19. INCOME TAXES

The components of the income tax provision include the following. As the Company is domiciled in Canada, the Federal caption below represents the provision amount for Canada.

Thousands of United States dollars	For the year ended December 31, 2022	For the year ended December 31, 2021
Current
Canada	$-	$-
U.S. federal	-	-
U.S. state	-	1
Foreign	6	29
Total current tax expense	$6	$30

Deferred
Canada	$(11)	$-
U.S. federal	(1,055)	(96)
U.S. state	(316)	(32)
Foreign	(162)	-
Total deferred tax expense	$(1,544)	$(128)

Total income tax benefit	$(1,538)	$(98)

The reconciliation of the combined Canadian federal and provincial statutory income tax rate of 26.5% for the year ended December 31, 2022 and 2021 to the effective rate is as follows. As the Company is domiciled in Canada, the reconciliation is to the Company’s home country income tax rate rather than the applicable statutory rates in the United States. The statutory tax rate as of December 31, 2022 in other countries relevant to the Company’s subsidiaries include the following:  United States 21%, Colombia 35%, Germany 27.73%, Denmark 22%, and United Kingdom 19%. The Colombian Government raised the corporate income tax rate from 30% to 35% during the tax year 2022.

	For the year ended December 31, 2022	For the year ended December 31, 2021
Statutory U.S. federal rate	26.5%	26.5%

Earnings in jurisdictions taxed at different rates	0.5%	0.6%
Impairments	(12.9)%	0.0%
Stock based compensation	(1.7)%	(1.7)%
Loss on investments	0.0%	(3.0)%
Valuation allowance	(12.3)%	(20.7)%
Other	2.7%	0.4%
Legal settlement	0.0%	(1.6)%
	2.8%	0.5%

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

The Components of the Company's deferred income tax assets and liabilities at December 31, 2022 and 2021 are as follows:

Thousands of United States dollars	2022	2021
Deferred tax assets
Non-capital loss carryforwards	$20,240	$7,715
Share issuance costs	1,406	1,589
Unrealized gains (losses) on investments	823	-
Right of use assets	614	-
Other	677	-
Legal settlement	-	106
Allowance for doubtful accounts	-	106
Gross deferred tax assets	23,760	9,516
Valuation allowance	(20,909)	(8,286)
Total net deferred tax assets	2,851	1,230

Deferred tax liabilities
Intangible assets	4,094	2,741
Lease obligations	469	-
Total deferred tax liabilities	4,563	2,741

Net deferred tax liabilities	$(1,712)	$(1,511)

Deferred taxes are a result of temporary differences that arise due to the differences between the income tax values and the carrying values of assets and liabilities. The Company’s deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on the tax loss carryforwards from operations in various jurisdictions. Current evidence does not suggest the Company will realize sufficient taxable income of the appropriate character within the carryforward period to allow the Company to realize the deferred tax benefits. If the Company were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and income tax expense.

The Company asserts that the earnings of its foreign subsidiaries (outside Canada) will be indefinitely reinvested in those subsidiaries and earnings will not be repatriated. The Company may need to accrue and pay taxes if those earnings were repatriated to Canada. As at December 31, 2022, the amount of cash and cash equivalents related to foreign operations subject to these assertions is $3.8 million.

Unused loss carryforwards in Canada totaling $48.7 million expire beginning 2037. Unused loss carryforwards in Columbia totaling $6.5 million in Colombia expire beginning 2031. Unused loss carryforwards in the United States totaling $13.2 million have an indefinite carryforward period. Unused loss carryforwards in Denmark totaling $6.0 million expire beginning in 2039. Unused loss carryforwards in the Germany of $0.4 have an indefinite carryforward period. Deferred tax assets have not been recognized for legal entities where it is not probable that future taxable profit will be available against which the Company can use the benefits. Tax attributes are subject to review, and potential adjustment, by tax authorities. The tax years that remain subject to examination by significant tax jurisdictions of the Company as of December 31, 2022 are as follows: Canada 2019 to 2022, United States 2019 to 2022, Colombia 2019 to 2022, Germany 2018 to 2022, Denmark 2019 to 2022, and United Kingdom 2021 to 2022.

The amount of current income tax expense for the year ended December 31, 2022 was less than $0.1 million and deferred income tax benefit was $1.5 million within the consolidated statements of loss and comprehensive loss. The amount of current income tax expense recorded for the year ended December 31, 2021 was less than $0.1 million and deferred income tax benefit was $0.1 million.

The Company had no unrecognized income tax benefits because of uncertain income tax positions for the years ended December 31, 2022 and 2021.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

20. LOSS PER SHARE

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive as the Company has a net loss for each period presented:

Thousands of securities	December 31, 2022	December 31, 2021
Stock options	5,805	5,448
Warrants	19,210	8,746
Restricted stock awards	2,917	-
JustCBD potential additional shares to settle contingent consideration	13,141	-
Total anti-dilutive	41,073	14,194

Subsequent to December 31, 2022, the Company granted a total of 1,040,000 Restricted Stock Awards and 100,000 Options under the 2022 Plan (Note 24).

21. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Environmental

The Company’s growth and development activities are subject to laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally becoming more restrictive. The Company believes its operations are materially in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

Fair value

The Company’s financial instruments measured at amortized cost as at December 31, 2022 and December 31, 2021 consist of cash, restricted cash, trade and amounts receivable, loans receivable, trade payables, contingencies, accrued liabilities, contingent purchase consideration liabilities, lease liabilities, and debt and loans payable. The amounts reflected in the consolidated statements of financial position approximate fair value due to the short-term maturity of these instruments.

Financial instruments recorded at the reporting date at fair value are classified into one of three levels based upon the fair value hierarchy. Items are categorized based on inputs used to derive fair value based on:

Level 1 - quoted prices that are unadjusted in active markets for identical assets or liabilities

Level 2 - inputs other than quoted prices included in level 1 that are observable for the asset/liability either directly or indirectly; and

Level 3 - inputs for the instruments are not based on any observable market data.

The Company’s long-term investments require significant unobservable inputs and as discussed at Note 8, are measured at FVPL and as a Level 3 fair value financial instrument within the fair value hierarchy as at December 31, 2022. As discussed in Note 9, the Company’s contingent purchase considerations consist of the estimated fair value of contingent purchase consideration from the acquisition of JustCBD in February 2022. The amount is measured at FVPL as a Level 2 fair value financial instrument within the fair value hierarchy as at December 31, 2022. As valuations of investments for which market quotations are not readily available are inherently uncertain, may fluctuate within short periods of time and are based on estimates, determination of fair value may differ materially from the values that would have resulted if a ready market existed for the investments. Such changes may have a significant impact on the Company’s financial condition or operating results.

The following tables present information about the Company’s financial instruments and their classifications as at December 31, 2022 and 2021 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Fair value measurements at December 31, 2022 using:
Thousands of United States Dollars	Level 1	Level 2	Level 3	Total
Financial assets:
Investments (Note 8)	$-	$-	$764	$764

Financial liabilities:
Contingent purchase consideration from business combinations (Note 9)	$-	$2,645	$-	$2,645

Fair value measurements at December 31, 2021 using:
Thousands of United States Dollars	Level 1	Level 2	Level 3	Total
Financial assets:
Investments (Note 8)	$-	$-	$2,670	$2,670

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

Risk management overview

The Company has exposure to credit, liquidity and market risks from its use of financial instruments. This note provides information about the Company’s exposure to each of these risks, the Company’s objectives, policies and processes for measuring and managing risk. Further quantitative disclosures are included throughout these condensed interim consolidated financial statements.

Credit risk

Credit risk is the risk of financial loss to the Company if a counterparty to a financial instrument fails to meet its contractual obligations and arises principally from the Company’s trade and other receivables, loans receivable and cash held with banks and other financial intermediaries.

The carrying amount of the cash, restricted cash, trade and amounts receivables, indemnification receivables, and loan receivable represents the maximum credit exposure as presented in the statement of financial position.

The Company has assessed that there has been no significant increase in credit risk of the loans receivable from initial recognition based on the financial position of the borrowers, and the regulatory and economic environment of the borrowers. Based on historical information, and adjusted for forward-looking expectations, the Company has assessed an insignificant loss allowance on the loans’ receivable and advances as at December 31, 2022 and 2021.

The Company provides credit to certain customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk. Credit risk for customers is assessed on a case-by-case basis and an allowance for specific expected credit losses is recorded where required, in addition to an estimate of lifetime expected credit losses for the portfolio of accounts receivable. See credit risk analysis for trade receivables at Note 5.

The Company held cash and restricted cash of $9.5 million as at December 31, 2022 (2021 - $37.6 million), of which, $9.5 million (2021 - $37.4 million) is held with large financial institutions and national central banks. The remaining cash amount of less than $0.1 million cash (2021 - $0.2 million) are held with financial intermediaries in Colombia and the United States. The Company has assessed no significant increase in credit risk from initial recognition based on the availability of funds, and the regulatory and economic environment of the financial intermediary. As a result, the loss allowance recognized during the period was limited to twelve months of expected credit losses. Based on historical information, and adjusted for forward-looking expectations, the Company has assessed an insignificant loss allowance on these cash and restricted cash balances as at December 31, 2022 and 2021.

Market risk

Market risk is the risk that changes in market conditions, such as commodity prices, foreign exchange rates, and interest rates, will affect the Company’s net income or the value of financial instruments. The objective of market risk management is to manage and control market risk exposures within acceptable limits, while maximizing the Company’s returns.

Foreign currency exchange rate risk is the risk that the fair value of future cash flows will fluctuate due to changes in foreign exchange rates. The Company does not currently use foreign exchange contracts to hedge its exposure to currency rate risk as management has determined that this risk is not significant. As such, the Company's financial position and financial results may be adversely affected by the unfavorable fluctuations in currency exchange rates.

As at December 31, 2022, the Company had the following monetary assets and liabilities denominated in foreign currencies:

December 31, 2022	CAD	COP	GBP	EUR	CHF
Thousands of foreign currencies
Cash	1,691	2,961,487	64	1	-
Amounts receivable	2,964	15,127,223	61	-	-
Loans receivable	-	-	-	-	250
Trade payables	(9,333)	(2,975,794)	(56)	(161)	-
Accrued liabilities	(522)	(1,173,118)	(22)	-	-
Lease liability	(153)	(1,809,970)	(17)	-	-
Long term debt	(1,446)	-	-	-	-
Net carrying value	(6,799)	12,129,828	30	(160)	250

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

As at December 31, 2021, the Company had the following monetary assets and liabilities denominated in foreign currencies:

December 31, 2021	CAD	COP	EUR	CHF
Thousands of foreign currencies
Cash	1,393	4,451,775	896	-
Amounts receivable	72	15,775,755	-	-
Loans receivable	-	-	-	250
Trade payables	(40)	(5,398,068)	-	-
Accrued liabilities	(589)	(2,120,869)	-	-
Lease liability	-	(1,690,797)	-	-
Long term debt	-	(72,963)	-	-
Net carrying value	836	10,944,833	896	250

Monetary assets and liabilities denominated in Canadian dollars, Colombian pesos, British pounds, Euros and Swiss Francs are subject to foreign currency risk. The Company has estimated that as at December 31, 2022, the effect of a 10% increase or decrease in Canadian dollars, Colombian pesos, British pounds, Euros and Swiss Francs (“CHF”) against the Unites States dollar on financial assets and liabilities would result in an increase or decrease of approximately $0.1 million (December 31, 2021 – $0.5 million) to net loss and comprehensive loss. Subsequent to December 31, 2022 and through the date of issuance of these financial statements, the exchange rates remained within the 10% range discussed above, and the Company does not expect significant changes in unsettled transactions from December 31, 2022.

The Company calculates this sensitivity analysis based on the net financial assets denominated in each currency using the December 31 exchange rate, then changing the rate by 10%. Management determined 10% is a ‘reasonably possible’ change in foreign currency rates by considering the approximate change in rates in the prior twelve months.

It is management’s opinion that the Company is not subject to significant commodity or interest rate risk.

Management considers concentration risk with counterparties considering the level of purchases and sales of its business segments (Note 23). Several of the Company’s business units purchase substantially all their inventory or materials from a single supplier.

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with its financial liabilities. The Company’s financial liabilities consist of trade payables and accrued liabilities, loans payable and debt, and lease liabilities as presented on the statement of financial position. The Company had cash and restricted cash as presented on the statement of financial position. The Company has no available credit lines of facilities to draw borrowings from should additional liquidity be needed. The Company’s policy is to review liquidity resources and ensure that sufficient funds are available to meet financial obligations as they become due. Further, the Company's management is responsible for ensuring funds exist and are readily accessible to support business opportunities as they arise.

Trade payables and accrued liabilities consist of invoices payable to trade suppliers for administration and professional expenditures. The Company processes invoices within a normal payment period. Trade payables have contractual maturities of less than 90 days. Some suppliers of materials and inventory require full prepayment from the Company prior to providing such goods to the Company. See schedule of future lease commitments at Note 13 and other commitments at Note 18.

The Company’s long-term investments in equity of other entities are not publicly traded and there is not an active market to sell the investments for cash.

Novel Coronavirus (“COVID-19”)

The Company’s operations could be significantly adversely affected by the effects of a widespread global outbreak of a contagious disease, including the recent outbreak of respiratory illness caused by COVID-19. The Company cannot accurately predict the impact COVID-19 will have on its operations and the ability of others to meet their obligations with the Company, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of travel and quarantine restrictions imposed by governments of affected countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could further affect the Company’s operations and ability to finance its operations.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

22. CAPITAL MANAGEMENT

The Company considers the aggregate of its common shares, options, warrants and borrowings as capital. The Company’s capital management objective is to ensure sufficient resources are available to meet day to day operating requirements and to safeguard its ability to continue as a going concern to provide returns for shareholders and benefits for other shareholders.

The Company’s capital management objectives were being met in 2022 primarily from the use of existing cash balances from 2021 and prior issuances of common shares and warrants and generating increasing revenue in 2022 from the Company’s reportable segments as presented in Note 23.

The Company’s officers and senior management take full responsibility for managing the Company’s capital and do so through quarterly meetings and regular review of financial information. The Company’s Board of Directors is responsible for overseeing this process.

The Company is not subject to any external capital requirements. As at December 31, 2022, there were no changes in the Company’s approach to capital management.

23. SEGMENTED INFORMATION

Prior to the fourth quarter of the year ended December 31, 2022, the Company had the following four operating segments, which were also its reportable segments: cannabis growth and derivative production, consumer products, pharmaceuticals and nutraceuticals, and beverage and food. Following the acquisition of FGH in December 2022 (Note 9), the Company changed the structure of its internal management financial reporting. Accordingly, in the fourth quarter of the year ended December 31, 2022, the Company began reporting its financial results for the following three operating segments, which are also its reportable segments: commercial and wholesale (primarily FGH and Cosechemos subsidiaries), house of brands (primarily JustCBD, Vessel and Kasa Wholefoods Company subsidiaries), and pharmaceuticals (primarily Grupo Farmaceutico Cronomed and Breeze Laboratory subsidiaries). These segments reflect how the Company’s operations are managed, how the Company Chief Executive Officer, who is the chief operating decision maker, allocates resources and evaluates performance, and how the Company’s internal management financial reporting is structured.

The Company’s operates its manufacturing and distribution business in its United States, Germany, and Colombia subsidiaries. The Company also is engaged in the growth, cultivation, and development of medicinal cannabis and medicinal cannabis derivative products through its Colombia Cosechemos subsidiary. Management has defined the reportable segments of the Company based on this internal business unit reporting, which is by major product line, and aggregates similar businesses into the house of brands segment below. The Corporate segment reflects balances and expenses that do not directly influence business unit operations and includes the Company’s long-term investments.

The following tables show information regarding the Company’s segments for the years ended December 31, 2022 and 2021. The 2021 amounts were revised to conform to the Company’s current 2022 reportable segments determination.

In 2022, the Company did not have sales to a single customer exceeding 10% of its consolidated revenue. In 2021, the Company had sales to a single customer exceeding 10% of its consolidated revenue. Sales to this customer were $1.3 million and were part of the house of brands reportable segment.

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

	December 31, 2022	December 31, 2021
Net Sales
Commercial & Wholesale	$201	$3
House of Brands	40,531	6,254
Pharmaceuticals	2,543	3,190
Eliminations	(6,104)	(467)
	$37,171	$8,980

Gross Profit
Commercial & Wholesale	$(150)	$(14)
House of Brands	13,592	1,256
Pharmaceuticals	972	1,650
Corp & Eliminations	-	(467)
	$14,414	$2,425

Net Income (Loss)
Commercial & Wholesale	$(1,643)	$(1,076)
House of Brands	(31,764)	(1,197)
Pharmaceuticals	(1,229)	311
Corp & Eliminations	(17,993)	(19,399)
	$(52,629)	$(21,361)

Other significant items:

	Commercial & Wholesale	House of Brands	Pharmaceuticals	Corporate & Eliminations	Consolidated
2022
Stock based compensation	$-	$-	$-	$3,404	$3,404
Interest income	(19)	(20)	(9)	(8)	(56)
Income taxes	(12)	(1,393)	(133)	-	(1,538)
Depreciation and amortization	165	2,099	174	191	2,629
Unrealized loss from changes in fair value	-	-	-	593	593
Total assets	22,225	48,950	3,313	6,499	80,987

2021
Stock based compensation	$-	$-	$-	$1,340	$1,340
Interest expense	2	8	14	8	32
Income taxes	-	(127)	29	-	(98)
Depreciation and amortization	168	208	58	67	501
Unrealized loss from changes in fair value	-	-	-	2,345	2,345
Total assets	3,040	36,912	4,602	40,925	85,479

Disaggregation of net sales and net loss before income taxes by geographic area:

	December 31, 2022	December 31, 2021
Net Sales
United States	$32,504	$1,681
Germany	87	-
Colombia	3,578	6,919
United Kingdom	1,002	-
Canada	-	380
	$37,171	$8,980

	December 31, 2022	December 31, 2021
Net Loss Before Income Taxes
United States	$(27,867)	$(750)
Germany	(121)	-
Colombia	(6,059)	(3,312)
United Kingdom	(3,120)	-
Canada	(17,000)	(17,397)
	$(54,167)	$(21,459)

Flora Growth Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2022 and 2021
(United States dollars, except shares and per share amounts)

Disaggregation of property, plant and equipment and other long-lived assets by geographic area:

	December 31, 2022	December 31, 2021
Property, Plant and Equipment
United States	$759	$117
Germany	459	-
Colombia	3,592	3,633
	$4,810	$3,750

	December 31, 2022	December 31, 2021
Other Long-lived Assets
United States	$33,332	$29,533
Germany	9,969	-
Colombia	800	409
United Kingdom	191	-
Canada	730	3,844
	$45,022	$33,786

	December 31, 2022	December 31, 2021
Total Assets
United States	$45,341	$31,847
Germany	19,382	-
Colombia	8,122	12,439
United Kingdom	559	-
Canada	7,583	41,193
	$80,987	$85,479

24. SUBSEQUENT EVENTS

OTHER

On January 6, 2023, the Company received an extension of 180 calendar days from the Nasdaq Stock Market LLC ("Nasdaq") to regain compliance with the Nasdaq's minimum $1.00 bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market (the "Bid Price Requirement"), following the expiration of the initial 180 calendar days period to regain compliance on January 4, 2023. The Nasdaq determination is based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the Bid Price Requirement, and the Company's written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

On January 31, 2023, the Company entered into a settlement agreement with a third party pursuant to which the Company issued 325,000 common shares of the Company, valued at $0.1 million, to a third party to settle a legal dispute that arose in April 2019. See Note 18.

In March 2023, pursuant to the 2022 Plan, the Committee granted an aggregate of 1,040,000 shares of Restricted Stock and 100,000 Stock Options to certain of our employees and members of our Board of Directors. With respect to the shares of Restricted Stock, 675,000 vest in one year and 365,000 vest over three years. The Stock Option vests after one year, is exercisable at $0.35 per share and expires 10 years from the date of the grant.

Subsequent to December 31, 2022, a total of 200 warrants were exercised in exchange for 200 common shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and the regulations promulgated thereunder) as of December 31, 2022 (the “Evaluation Date”). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective primarily due to the outstanding material weakness described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and asset dispositions;
•	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles;
•	provide reasonable assurance that receipts and expenditures are made only in accordance with authorizations of our management and board of directors (as appropriate); and
•	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on such assessment, our management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022 primarily due to the outstanding material weakness described below.

Changes in Internal Control over Financial Reporting

In connection with the audit of our financials for the year ended December 31, 2021, the Company’s auditors noted material weaknesses and made certain recommendations to management regarding material weaknesses related to goodwill impairment testing and purchase price allocations, contract receivables and corresponding revenue and inventory procedures (the “2021 Material Weaknesses”). In connection with the 2021 Material Weaknesses, the Company allocated resources to its remediation plan, including (i) continuing to enhance our impairment testing procedures with the assistance of our third party experts (ii) implementing enhanced credit assessment over the creditworthiness of certain contract receivables and their corresponding revenue and (iii) implementing regularly scheduled physical inventory counts in all Company locations and reconciling with internal accounting records.  As of December 31, 2022, management believes the 2021 Material Weaknesses relating to its contract receivables and corresponding revenue and inventory procedures have been fully remediated. However, in connection with the audit of our financials for the year ended December 31, 2022, our auditors noted that the material weakness with respect to goodwill impairment testing and purchase price allocations remains unremediated (the “2022 Material Weakness”). In connection with the 2022 Material Weakness, management has, and will continue to, allocate resources to its remediation plan, which include (i) the establishment of additional internal procedures with respect to the documentation of budget and forecasting process with respect to material assumptions or determinations, (ii) the implementation of a new validation process to bolster accuracy of underlying assumptions and (iii) the assessment of our third party experts engaged to assist in the accuracy of our impairment testing. Management is committed to maintaining a strong internal control environment and allocating the necessary resources to remediate the 2022 Material Weakness.

Other than as described in the preceding paragraph, there were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

The information required in Items 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements: See Part II, Item 8 of this Annual Report.
	(2)	Exhibits: See Index to Exhibits below.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Flora Growth Corp. (incorporated by reference to Exhibit 2.1 of Flora’s Form 1-A, filed with the SEC on October 10, 2019).

3.2	Articles of Amendment of Flora Growth Corp. effective April 30, 2021 (incorporated by reference to Exhibit 3.3 of Flora’s Form F-1, filed with the SEC on November 16, 2021).

3.3	Bylaw No. 1-A of Flora Growth Corp. (incorporated by reference to Exhibit 99.3 of Flora’s Form 6-K filed with the SEC on July 6, 2022).

4.1	Description of Common Shares (incorporated by reference to Exhibit 2.1 of Flora’s Form 20-F filed with the SEC on May 9, 2022).

4.2	Form of Unit Warrant (incorporated by reference to Exhibit 4.5 of Flora’s Form F-1, filed with the SEC on November 16, 2021).

4.3	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 of Flora’s Form 6-K, filed with the SEC on December 13, 2022).

4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of Flora’s Form 6-K, filed with the SEC on December 13, 2022).

10.1†	Flora Growth Corp. Stock Option Plan. (incorporated by reference to Exhibit 6.16 of the Company's Form 1-A, filed with the SEC on October 10, 2019).

10.2†	Form of Stock Option Agreement.(incorporated by reference to Exhibit 6.17 of the Company's Form 1-A, filed with the SEC on October 10, 2019).

10.3†	Flora Growth Corp. 2022 Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 of the Company’s Form 6-K filed with the SEC on July 6, 2022).

10.4†

Executive Employment Agreement, dated February 28, 2022, by and between Flora Growth Management Corp. and Luis Merchan. (incorporated by reference to Exhibit 4.1 of Flora’s Form 20-F filed with the SEC on May 9, 2022).

10.5†

Consulting Agreement, dated February 28, 2022, by and between Flora Growth Management Corp. and Jason Warnock. (incorporated by reference to Exhibit 4.4 of Flora’s Form 20-F filed with the SEC on May 9, 2022).

10.6†

Executive Employment Agreement, dated February 28, 2022, by and between Flora Growth Management Corp. and Matthew Cohen. (incorporated by reference to Exhibit 4.3 of Flora’s Form 20-F filed with the SEC on May 9, 2022).

10.7†

Executive Employment Agreement, dated February 28, 2022, by and between Flora Growth Management Corp. and Jessie Casner. (incorporated by reference to Exhibit 4.5 of Flora’s Form 20-F filed with the SEC on May 9, 2022).

10.8†*	Consulting Agreement, dated December 23, 2022, by and between Flora Growth Corp. and Clifford Starke.

10.9†

Executive Employment Agreement, dated July 7, 2022, by and between Flora Growth Management Corp. and Elshad Garayev (incorporated by reference to Exhibit 99.2 of the Company’s Form 6-K filed with the SEC on July 11, 2022)

10.10†*	Executive Employment Agreement, dated December 23, 2022, by and between Flora Growth Corp. and Dany Vaiman.

10.11†

Independent Contractor Agreement, dated December 1, 2021, by and between Flora Growth Corp. and Dr. Annabelle Manalo-Morgan. (incorporated by reference to Exhibit 4.8 of Flora’s Form 20-F filed with the SEC on May 9, 2022).

10.12†

Executive Employment Agreement, dated February 28, 2022, by and between Flora Growth Management Corp. and James Choe. (incorporated by reference to Exhibit 4.2 of Flora’s Form 20-F filed with the SEC on May 9, 2022).

10.13††

Merger Agreement, dated October 27, 2021, by and among Vessel Brand, Inc., Flora Growth Corp., Vessel Acquisition Sub, Inc. and the Sellers' Representative (incorporated by reference to Exhibit 10.48 of the Company’s Form F-1 filed with the SEC on November 16, 2021).

10.14††

Securities Purchase Agreement, dated February 24, 2022, by and among Flora Growth Corp., Flora Growth U.S. Holdings Corp., the Sellers named therein and the Sellers’ Representative (incorporated by reference to Exhibit 10.1 of the Company’s Form 6-K filed with the SEC on February 28, 2022).

10.15††

Arrangement Agreement, dated October 21, 2022, by and between Flora Growth Corp. and Franchise Global Health Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Form 6-K filed with the SEC on October 24, 2022).

10.16††	Form of Securities Purchase Agreement in connection with December 2022 public offering (incorporated by reference to Exhibit 1.1 of the Company’s Form 6-K field with the SEC on December 13, 2022).

10.17	Lease Agreement dated May 2, 2018 between Cosechemos YA S.A.S. and C.I Gramulaz S.C.A (incorporated by reference to Exhibit 6.12 of the Company's Form 1-A, filed with the SEC on October 10, 2019).

10.18

Amendment to Lease Agreement dated September 1, 2019 between Cosechemos YA S.A.S. and C.I Gramulaz S.C.A.(incorporated by reference to Exhibit 6.13 of the Company's Form 1-AA, filed with the SEC on November 22, 2019).

21.1*	List of Subsidiaries

23.1*	Consent of Davidson & Company, LLP, independent registered public accounting firm.

31.1*

Certification by Luis Merchan, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2022.

31.2*

Certification by Elshad Garayev, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2022.

32.1**	Certification by Luis Merchan, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2022.

32.2**	Certification by Elshad Garayev, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2022.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

___________________

† Management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

†† Schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2023	FLORA GROWTH CORP.

	By:	/s/ Luis Merchan
Luis Merchan
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Matthew Cohen or Elshad Garayev or any of them, each acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstituting, for such person and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Luis Merchan	Chief Executive Officer and Chairman of Board	March 31, 2023
Luis Merchan	(Principal Executive Officer)

/s/ Elshad Garayev	Chief Financial Officer	March 31, 2023
Elshad Garayev	(Principal Financial and Accounting Officer)

/s/ John Timothy Leslie	Director	March 31, 2023
John Timothy Leslie

/s/ Beverly Richardson	Director	March 31, 2023
Dr. Beverly Richardson

/s/ Juan Carlos Gomez Roa	Director	March 31, 2023
Juan Carlos Gomez Roa

/s/ Annabelle Manalo-Morgan	Director	March 31, 2023
Dr. Annabelle Manalo-Morgan

/s/ Marc Mastronardi	Director	March 31, 2023
Marc Mastronardi

/s/ Brandon Konigsberg	Director	March 31, 2023
Brandon Konigsberg

/s/ Clifford Starke	Director	March 31, 2023
Clifford Starke

/s/ Edward Woo	Director	March 31, 2023
Edward Woo

