Form 10-K/A
period 2022-12-31
Flora Growth Corp.
filed 2023-04-28
CIK 1790169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

___________________________

FORM 10-K/A

 (Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

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

As of April 21, 2023, the registrant had 137,239,644 shares of its common shares, no par value (“Common Shares”) outstanding.

The registrant’s auditor is Davidson & Company LLP, Vancouver, Canada (PCAOB ID 731)

EXPLANATORY NOTE

Flora Growth Corp. (the “Company,” “Flora,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial and accounting officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers as of the date of this Amendment No. 1 and their respective ages, positions and biographies are set forth below.

Name and Place of Residence	Position	Age
Executive Officers:
Hussein Rakine Florida, United States	Chief Executive Officer and Director	27
Clifford Starke Panama	President and Director	39
Elshad Garayev Illinois, United States	Chief Financial Officer	52
Matthew Cohen Florida, United States	General Counsel	57
Jason Warnock Alberta, Canada	Chief Commercial Officer	50
Jessie Casner California, United States	Chief Marketing Officer	35
Dany Vaiman Ontario, Canada	Senior VP Finance	37

Non-Employee Directors:
John Timothy Leslie Washington, United States	Director	55
Dr. Beverley Richardson British Columbia, Canada	Director	62
Juan Carlos Gomez Roa Colombia	Director	59
Dr. Annabelle Manalo-Morgan Texas, United States	Director	38
Marc Mastronardi New York, United States	Director	45
Edward Woo British Columbia, Canada	Director	44
Brandon Konigsberg New York, United States	Director	52

Executive Officers

Hussein Rakine, Chief Executive Officer and Director: Dr. Rakine was appointed Chief Executive Officer and as a Director in April 2023.  Prior to his appointment, Dr. Rakine led JustCBD’s operations for the Company since its acquisition by the Company in February 2022. Mr. Rakine founded JustCBD in 2017 and was its Chief Executive Officer until the acquisition.  Dr. Rakine also previously founded various companies in the cannabis industry in the South Florida region, including a distribution business and retail business. Dr. Rakine is a founding member of the Florida Hemp Council, a member of the Young Presidents Organization (YPO) and was awarded the Forbes 30 under 30 class of 2022. Dr. Rakine received his BA and MBA from Nova Southeastern University, and received his Doctorates in Strategic Leadership from Liberty University.

Clifford Starke, President and Director: Mr. Starke was appointed as President and a Director in December 2022. Prior to his appointment, from February 2022 through the closing of the Company’s acquisition of the business, Mr. Starke served as the Executive Chairman and Chief Executive Officer of Franchise Global Health Inc. Since May 2018, Mr. Starke has served as the Chairman of Hampstead Private Capital Ltd., a Bermuda based merchant bank investing in small to mid-cap, high growth companies in various sectors and primarily focused in the medical cannabis industry. Mr. Starke has over 15 years of investing and public markets experience and, over the last seven years, has acted as a financier, investor and operator of cannabis companies. Mr. Starke holds a Bachelor of Arts degree in History from Queen's University.

Elshad Garayev, Chief Financial Officer:  Mr. Garayev has served as the Company’s Chief Financial Officer since July 2022. Mr. Garayev has over 25 years of experience in financial matters and has held leadership roles in a variety of companies operating in diverse industries. Prior to joining the Company, he served as Principal NAC (North America Consumer) ACES Finance at Amazon since January 2022, where he led operational initiatives aimed at enhancing controllership and improving vendor management processes. From 2015 through December 2022, Mr. Garayev served as the CFO of RPK Capital, an aviation focused investment firm. From 2006 through 2015, he served in a number of roles for the Boeing Company, including as CFO of its Boeing Saudi Arabia (f/f/a Boeing International Support Systems) subsidiary from 2010 through June 2015. Mr. Garayev is a Certified Public Accountant and earned a degree in Mathematics (with honors) from Baku State University in Azerbaijan in 1993 and his MBA in Finance (with honors) from the University of Houston in 2002.

Matthew Cohen, General Counsel:  Mr. Cohen joined Flora in August 2021 as our VP of Legal and was appointed as our General Counsel in March 2022. He is a corporate and securities lawyer with 30 years’ experience representing both public and private companies throughout all phases of their corporate life cycle.  From October 2018 to January 2020, Mr. Cohen served as General Counsel, and from March 2018 to October 2018 he served as Corporate Counsel to Playa Hotels & Resorts, NV (Nasdaq: PLYA), the owner and operator of all-inclusive hotels throughout Mexico and the Caribbean. Between August 2014 and August 2017, he served as General Counsel for companies engaged in the healthcare, technology and energy industries. From 2001 through 2014, Mr. Cohen served as a Partner/Shareholder in the following law firms: Buchanan Ingersoll & Rooney PC., (2012 to 2014), Thompson & Knight LLP (2008 to 2012) and Eaton & Van Winkle, LLP (2001 to 2008). Mr. Cohen graduated from Emory University with a Bachelor of Arts in Biology and earned his Juris Doctor from Brooklyn Law School.

Jason Warnock, Chief Commercial Officer:  Mr. Warnock joined Flora in June 2021 as our Chief Revenue Officer and was appointed our Chief Commercial Officer in March 2022.  He is an accomplished global sales leader and executive, bringing more than 20 years of experience driving revenue growth and go-to-market strategy for high-profile, Fortune 500 brands. Mr. Warnock has spent the last 15 years in the cannabis, competitive advertising, communications, and emerging technology fields where his work focused on building companies and brands from the ground up, working on strategic mergers and acquisitions, and creating sustainable, resonant financing and marketing campaigns. Prior to joining Flora, From March 2017 to September 2019, Mr. Warnock served as the Chief Executive Officer of TheraCann International Benchmark Corporation, a global logistics, technology and cannabis management software company. From June 2007 to December 2016, he served as the Chief Executive Officer of Post+Beam, an international communications, innovation and marketing firm. Mr. Warnock has been a leader in sustainable practices and design from his earlier work as a Director with the architectural division of Hunter Douglas (January 2002 – June 2007) where he also chaired the Education and Events committee, Special Programs working group and Education Steering committee for the United States Green Building Council (USGBC).

Jessie Casner, Chief Marketing Officer:  Ms. Casner joined the Company in November 2021 following our acquisition of VBI, where she led marketing and sales from September 2019 until the acquisition.  Ms. Casner was appointed our Chief Marketing Officer in March 2022 and brings over a decade of proven experience in omnichannel marketing and storytelling. Prior to VBI, Ms. Casner operated her own marketing agency which developed and executed bespoke go-to-market plans and built over 300 marketing strategies for businesses in diverse sectors.  As an early team member of The Active Network during its rapid growth phase (pre-IPO and acquisition), MOGL (now Figg, during series A + B funding), 2XU, and Total Gym, Ms. Casner brings a strong knowledge and background in the CPG, wellness and tech industries.

Dany Vaiman, Senior VP Finance: Mr. Vaiman has served as the Company’s Senior VP Finance since December 2022. From February 2022 through the closing of the Company’s arrangement with Franchise Global Health Inc. (“Franchise”) on December 23, 2022 (the “Arrangement”), he served as the Chief Financial Officer of Franchise. Prior to that, Mr. Vaiman served as Corporate Controller (from July 2018 to July 2021) and as Assistant Controller (from June 2016 to June 2018) of Torex Gold Resources Inc.- a leading intermediate gold producer listed on the TSX. For seven years, Mr. Vaiman was with Ernst & Young’s Toronto Audit Group, specializing in publicly listed TSX and SEC clients. Mr. Vaiman is a Chartered Professional Accountant (CPA) and Chartered Accountant (CA) in Ontario, a Certified Public Accountant (CPA) in Illinois, and holds a Bachelor of Business Administration (Honours) from the Schulich School of Business.

Non-Employee Directors

John Timothy (Tim) Leslie, Director:  Mr. Leslie joined the Board of Directors of the Company (the “Board”) in March 2022. He currently serves as an Executive in Residence at Beloit College as well as an independent management consultant to large technology and retail firms in Latin America and Europe. Previously, Mr. Leslie served as Chief Executive Officer of Leafly Inc., a cannabis information resource and technology company, from February 2019 to September 2020. Mr. Leslie also served as Leafly’s Chairman of the Board from February 2019 to August 2019. Prior to his time at Leafly, Mr. Leslie held various roles at Amazon.com for over 20 years, most recently as Vice President, Prime Video International from August 2013 to January 2019.  Mr. Leslie also currently serves on the Board of Directors of Endocanna Health, Inc., a cannabis health care company, and New Frontier Data, a cannabis business intelligence company.  Mr. Leslie received a Bachelor of Arts in Economics from Beloit College in 1989 and a Juris Doctor from Yale Law School in 1992.

Dr. Beverley Richardson, Director:  Dr. Richardson joined our Board of Directors in March 2021 and is a renowned psychotherapeutic practitioner whose collaborative efforts and clinical influence are reflected in some of the most compelling and effective addiction and behavioral health programs in North America, which include: Sierra Tucson (Arizona), the Meadows (Arizona) and Betty Ford Center (California).  She has a Doctorate Degree in Psychology and is a B.C. Registered Clinical Counselor, Internationally Certified Eating Disorders Specialist, and EMDR Level II Trauma Therapist. Dr. Richardson has integrated her extensive experience in health and wellness with her entrepreneurial spirit to form her nutraceutical and bioscience research and development enterprises. From each of September 2020, March 2013, and October 2009 to the date hereof, Dr. Richardson respectively served as: (i) the Vice President of International Business at Phytorigins Botanicals Ltd., a Canadian biotech company, (ii) the Vice President of Science (Research and Development) at Phytology Nutraceuticals Ltd., a Canadian company focused on the manufacturing and sales of plant based medicines and psychoactive therapeutics, (iii) the managing director of Peyto Enterprises Ltd., a British Columbia company that Dr. Richardson founded operating in the lifestyle industry, and (iv) the managing director of Legacies Advisory Group Inc., a British Columbia consultant agency that Dr. Richardson founded which provides expertise in the planning, development and execution of addiction, behavioral health and wellness programs. Dr. Richardson obtained her Bachelor of Science from the University of Toronto, Master of Science from the University of Pennsylvania, and Doctor of Psychology from California Southern University, graduating magna cum laude.

Marc Mastronardi, Director

: Mr. Mastronardi joined our Board of Directors in May 2021. He has been the Chief Stores Officer of Macy’s Inc. (NYSE: M) since February 2020. Prior to his current role, Mr. Mastronardi held multiple roles at Macy’s since June 1997, including Macy’s Senior Vice President of Store Operations and Customer Experience, where he was responsible for enterprise-wide store operations, sales and customer service. Mr. Mastronardi has also led multiple functions within the organization responsible for the creation and expansion of new business concepts, leased partnerships and diverse, owner-led businesses. He currently serves on the board of Delivering Good, NYC, the executive committee of the Fashion Scholarship Fund, and is the executive sponsor of the Macy’s Working Families Employee Resource Group. Mr. Mastronardi is a graduate of Boston College where he earned a Bachelor’s of Science in Finance and Accounting.

Brandon Konigsberg, Director: Mr. Konigsberg joined our Board of Directors in July 2022. Mr. Konigsberg is a seasoned finance leader and a former executive of JPMorgan Chase. From 1996 through 2020, Mr. Konigsberg held leadership roles in Finance and Treasury and served as a CFO and COO for various growing and turnaround business units at JPMC. He also managed the company’s global balance sheet, liquidity and interest rate risks. After 24-years at JPMC, Mr. Konigsberg retired to focus on consulting, advisory and entrepreneurial ventures. He is currently the President and CFO of TradeUp, an educational finance company which he joined as a consultant in 2021. Since 2019, Mr. Konigsberg has served as a Director and member of the Audit Committee of GTJ REIT, Inc., a public industrial REIT. Since November 2021, he has also served as a Director, Chair of the Compensation Committee and member of the Audit Committee of Chicago Atlantic Real Estate Finance, Inc., a specialty mortgage REIT.

Edward Woo Director: Mr. Woo joined our Board of Directors in December 2022. From August 2021 through the closing of the Arrangement, he served as the President and Chief Operating Officer of Franchise. Mr. Woo is a seasoned business executive with extensive experience in the consumer-packaged goods industry. Over the past 20 years, Mr. Woo focused his efforts on the tobacco industry in the areas of sales, trade marketing, business strategy, political mobilization and government affairs. As a former executive at Rothmans Benson & Hedges Inc. and Philip Morris International, Mr. Woo held several leadership roles which included serving as Head of Regulatory & External Affairs at the Global Headquarters in Lausanne, Switzerland (2016 through 2021) and as Regional Communications Director Latin America and Canada (from 2013 through 2016). Mr. Woo has extensive global experience and strong ties to the European markets and worked closely with over 30 markets in Europe, Middle East, Asia and Latin America on the rollout of Philip Morris’ revolutionary IQOS product, with a particular focus on execution, supply chain, regulation and stakeholder engagement. Mr. Woo holds a BA in Economics from the University of Western Ontario.

Juan Carlos Gomez Roa, Director:  Mr. Gomez joined our Board of Directors in March 2021 and has more than 20 years of experience working in Latin America in the gaming and entertainment industry.  Mr. Gomez has been the Chief Executive Officer of Winner Group CIRSA since January 2000 and participated in the acquisition of Winner Group CIRSA by the Blackstone Group in April 2018. He earned his Bachelor’s Degree in Psychology from St. Thomas University in Colombia. Mr. Gomez is a director of several private companies in Colombia.

Dr. Annabelle Manalo-Morgan, Director:  Dr. Manalo-Morgan joined our Board of Directors in June 2021 and is a scientist, educator, author, mother of five, and a respected key opinion leader. She is a cell and developmental biologist from Vanderbilt University in Nashville, Tennessee, with a background in neuroscience from Georgetown University. She earned her PhD in Cell and Developmental Biology with a focus in Cardio-Oncology and has since become a philanthropist and entrepreneur focused on pharmaceutical innovation and clinical trial research in medical cannabis. Currently, Dr. Manalo-Morgan has been the founder and Chief Scientific Officer at Masaya Medical, Inc. since 2019 and has served as the lead scientist at Medolife Rx since 2018.

Family Relationships

There are no family relationships between any of our officers or directors.

Involvement in Certain Legal Proceedings

Corporate Cease Trade Orders

To the knowledge of the Company, no proposed director of the Company is, as at the date of this Amendment No. 1, or has been, within 10 years before the date of this Amendment No. 1, a director, chief executive officer or chief financial officer of any company (including the Company) that,

(a)	was subject to an order that was issued while the proposed director was acting in the capacity as director, chief executive officer or chief financial officer; or

(b)

was subject to an order that was issued after the proposed director ceased to be a director, chief executive officer or chief financial officer and which resulted from an event that occurred while that person was acting in the capacity as director, chief executive officer or chief financial officer.

Bankruptcy and Insolvency

To the knowledge of the Company, no proposed director of the Company:

(a)

is, as at the date of this Amendment No. 1, or has been within 10 years before the date of this Amendment No. 1, a director or executive officer of any company (including the Company) that, while that person was acting in that capacity, or within a year of that person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold its assets; or

(b)

has, within the 10 years before the date of this Amendment No. 1, become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or become subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of the proposed director.

Penalties and Sanctions

To the knowledge of the Company, no proposed director of the Company has been subject to:

(a)

any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority; or

(b)	any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable securityholder in deciding whether to vote for a proposed director.

Overall Role of the Board

Our Common Shares are listed on the Nasdaq Capital Market under the symbol “FLGC.” Pursuant to our bylaws, amended (“Bylaws”) and applicable Canadian law, our business and affairs are managed under the direction of our Board. Directors are kept informed of the Company’s business through discussions with management, by reviewing materials provided to them and by participating in meetings of the Board and its committees.

Board Leadership Structure

The Company is led by Mr. Rakine, who has served as Chief Executive Officer since April 2023. The Board currently has not appointed a new Chairman of the Board.

Although the Board does not have a formal policy on whether the roles of Chief Executive Officer and Chairman of the Board should be separated, we believe that our current Board leadership structure is suitable for us. The Chief Executive Officer is the individual selected by the Board to manage our Company on a day to day basis, and his direct involvement in our business operations makes him best positioned to lead productive Board strategic planning sessions and determine the time allocated to each agenda item in discussions of our Company’s short- and long-term objectives. The Company has not developed a written position description for the Chairman of the Board, the Chief Executive Officer or the chair of any board committee. The Company has not adopted a specific maximum term limit for its Directors as it feels the shareholders of the Company should have the power to elect directors who they feel are appropriate regardless of how long such directors have served on the Board.

Risk Oversight.  One of the key functions of our Board is informed oversight of our risk management process. Our Board administers this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The Audit Committee also has the responsibility to review with management the process by which risk assessment and management is undertaken, monitor compliance with legal and regulatory requirements, and review the adequacy and effectiveness of our internal controls over financial reporting. Our Nominating and Corporate Governance Committee is responsible for periodically evaluating our company’s corporate governance policies and systems.

Diversity and Inclusion. Although we do not have a formal diversity policy, the Nominating and Corporate Governance Committee, in accordance with its policies and procedures for director candidates, seeks to identify candidates who will enhance the Board’s overall diversity. Our Board Diversity Matrix as of March 31, 2023 is available at: www.floragrowth.com under Governance.

Policies Regarding the Representation of Women. The Nominating and Corporate Governance Committee currently does not consider the level of representation of women on the Board or in executive officer positions in identifying and nominating candidates for election or re-election to the Board or as executive officers of the Company. However, informally, in identifying and selecting director or executive officer nominees, the Company values diversity, including, without limitation, diversity of experience, perspective, education, race, gender and national origin, as one among the many factors taken into consideration during the search process. The Company also considers, among other things, the qualifications, personal qualities, business background and relevant experience of individual candidates as well as the overall composition of the Board or executive officers with a view to identifying and selecting the most ideal and complementary candidates. The Nominating and Corporate Governance Committee and the Board intend to consider on an ongoing basis whether the Company should adopt specific policies and practices regarding the representation of women on the Board and in executive officer positions, including the setting of targets for such representation.

Currently there are two women directors, Dr. Annabelle Manalo-Morgan and Dr. Beverley Richardson, representing approximately 22% of the Board, and one woman executive, Jessie Casner, Chief Marketing Officer, representing approximately 14% of the total number of executives of the Company.

Director Independence. Our Board undertook a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our Board has determined that the Board meets independence standards under the applicable rules and regulations of the SEC, the listing standards of Nasdaq and National Instrument 52-110 – Audit Committees (“NI 52-110”). The Board of Directors has affirmatively determined that the following Directors are “independent” as defined in the listing standards of Nasdaq and under National Instrument 58-101 – Disclosure of Corporate Governance Practices (“NI 58-101”): John Timothy Leslie, Dr. Beverely Richardson, Juan Carlos Gomez Roa, Marc Mastronardi, Edward Woo and Brandon Konigsberg. The Board of Directors has also determined that Hussein Rakine, Annabelle Manalo-Morgan and Clifford Starke are not “independent” as defined in the listing standards of Nasdaq and under NI 52-110. In making these determinations, our Board considered the current and prior relationships that each director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our Common Shares by each director, and the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.” While our Board has not appointed a lead Director, the breadth and depth of experience of the independent Directors as a whole provides the Board with important leadership qualities. All Directors, including independent Directors, are invited to openly provide their thoughts and opinions. The Board does not take any specific steps to provide leadership for its independent Directors.

Code of Ethics

Our Board has adopted a Code of Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our Code of Conduct and Ethics is available on our website. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of certain provisions as they relate to our directors and executive officers, at the same location on our website or in our public filings. The information on our website is not intended to form a part of or be incorporated by reference into this Amendment No. 1. The  Board  monitors  compliance  with  the  Code of Conduct and Ethics by requiring all action prohibited by the Code of Conduct and Ethics to be reported to  the  Audit  Committee,  if  involving  a  director  or  officer, and to the Chief Compliance Officer, if involving anyone else.

Board Committees

Our Board has three standing committees: an Audit Committee; a Compensation Committee; and a Nominating and Corporate Governance Committee. Each of the committees reports to the Board as it deems appropriate and as the Board may request. The composition, duties and responsibilities of these committees are set forth below. In the future, our Board may establish other committees, as it deems appropriate, to assist it with its responsibilities.

Audit Committee.  We have a standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is responsible for, among other things:

•	appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;
•	discussing with our independent registered public accounting firm their independence from management;
•	reviewing, with our independent registered public accounting firm, the scope and results of their audit;
•	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;
•	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm any financial statements that we file with the SEC;
•	overseeing our financial and accounting controls and compliance with legal and regulatory requirements;
•	reviewing our policies on risk assessment and risk management;
•	reviewing related person transactions; and
•	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

The Audit Committee is composed of Messrs. Tim Leslie, Brandon Konigsberg and Juan Carlos Gomez Roa, with Mr. Konigsberg serving as chair.  Mr. Konigsberg qualifies as an “audit committee financial expert” as such term has been defined in Item 407(d)(5) of Regulation S-K. All Audit Committee members are “financially literate” as defined in NI 52-110. Our Board of Directors has affirmatively determined that Mr. Leslie, Mr. Konigsberg and Mr. Gomez each meet the definition of “independent director” for purposes of serving on the Audit Committee under the Nasdaq rules, the independence standards under Rule 10A-3 of the Exchange Act and under NI 52-110. Both our independent registered public accounting firm and management personnel periodically meet privately with our Audit Committee.

Our Board has adopted a written charter for the Audit Committee, which is available on our website at: www.floragrowth.com under Governance. The information on our website is not intended to form a part of or be incorporated by reference into this Amendment No. 1.

Compensation Committee. Our Compensation Committee is responsible for, among other things:

•	reviewing and approving the corporate goals and objectives, evaluating the performance and reviewing and approving the compensation of our executive officers;
•	reviewing and approving or making recommendations to our Board of Directors regarding our incentive compensation and equity-based plans, policies and programs;
•	reviewing and approving all employment agreement and severance arrangements for our executive officers;
•	making recommendations to our Board of Directors regarding the compensation of our directors; and
•	retaining and overseeing any compensation consultants.

The Compensation Committee is composed of Dr. Beverley Richardson, Brandon Konigsberg and Marc Mastronardi, with Dr. Richardson serving as chair. Our Board of Directors has affirmatively determined that Dr. Richardson, Mr. Konigsberg and Mr. Mastronardi each meet the definition of “independent director” for purposes of serving on the Compensation Committee under the Nasdaq rules, the independence standards under Rule 10A-3 of the Exchange Act and under NI 58-101. Each member of our Compensation Committee is a non-employee director (within the meaning of Rule 16b-3 under the Exchange Act).

The Compensation Committee may establish and delegate authority to one or more subcommittees consisting of one or more of its members, when the Compensation Committee deems it appropriate to do so in order to carry out its responsibilities. In carrying out its responsibilities, the Compensation Committee shall be entitled to rely upon the advice and information that it receives in its discussions and communications with management and such experts, advisors and professionals with whom the Compensation Committee may consult.

The Board is of the view that the members of the Compensation Committee collectively have the knowledge, skills, experience and background to make decisions on the suitability of the Company’s compensation policies and practices.

Our Board has adopted a written charter for the Compensation Committee, which is available on our website at: www.floragrowth.com under Governance.  The information on our website is not intended to form a part of or be incorporated by reference into this Amendment No. 1.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee is responsible for, among other things:

•	identifying individuals qualified to become members of our Board of Directors, consistent with criteria approved by our Board of Directors;
•	overseeing succession planning for our executive officers;
•	periodically reviewing our Board of Directors’ leadership structure and recommending any proposed changes to our Board of Directors;
•	overseeing an annual evaluation of the effectiveness of our Board of Directors and its committees, including distributing annual written self and Board-assessments; and
•	developing and recommending to our Board of Directors a set of corporate governance guidelines.

The Nominating and Corporate Governance Committee is composed of Mr. Leslie, Mr. Woo and Mr. Mastronardi, with Mr. Mastronardi serving as chair. Our Board of Directors has affirmatively determined that Messrs. Mastronardi, Woo and Leslie each meet the definition of “independent director” for purposes of serving on the Nominating and Corporate Governance Committee under the Nasdaq rules, the independence standards under Rule 10A-3 of the Exchange Act and under NI 58-101.

Our Board has adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our website at: www.floragrowth.com under Governance. The information on our website is not intended to form a part of or be incorporated by reference into this Amendment No. 1.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our directors and executive officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports with the SEC relating to their share ownership and changes in such ownership. As a former foreign private issuer, our executive officers, directors and greater than 10% shareholders were not subject to the Section 16(a) filing requirements during the fiscal year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

Overview

This section discusses the material components of our executive compensation program for our named executive officers (“Named Executive Officers”) during our fiscal years ended December 31, 2022 and December 31, 2021. As a “smaller reporting company,” we are required to provide executive compensation information for the following individuals: (i) all individuals who served as the Company’s principal executive officer (“PEO”), during the last completed fiscal year, regardless of compensation; (ii) the two most highly compensated executive officers (other than the PEO) who were serving as executive officers of the Company at the end of the last completed fiscal year and whose total compensation was greater than $100,000; and (iii) up to two additional persons who served as executive officers (other than as the PEO) during the last completed fiscal year but were not serving in that capacity at the end of the fiscal year if their total compensation is higher than any of the other two Named Executive Officers in the preceding group.

In 2022, our Named Executive Officers and their positions were as follows:

•	Luis Merchan, our former Chief Executive Officer;

•	James Choe, our former Chief Strategy Officer;

•	Jessie Casner, our Chief Marketing Officer; and

•	Matthew Cohen, our General Counsel.

This discussion may contain forward-looking statements that are based on the Company’s current plans, considerations, expectations and determinations regarding future compensation programs. The actual compensation programs that the Company adopts following the filing of this Amendment No. 1 may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

The following table sets out the compensation for the Named Executive Officers for the years ended December 31, 2022 and 2021:

Name and Principal Position	Fiscal Year	Salary (US$)(1)	Bonus (US$)(2)	Common Shares Awards (US$)(3)	Option Awards (US$(4)	All Other Compensation (US$)(5)	Total Compensation (US$)
Luis Merchan,	2022	378,310	-	540,000	101,145	48,120	1,067,575
former Chief Executive Officer	2021	326,250	419,000	1,529,998	189,777	-	2,465,025
James Choe,	2022	265,769	22,500	230,000	-	-	518,269
former Chief Strategy Officer	2021	11,037	-	-	113,866	-	124,903
Jessie Casner,	2022	181,667	40,000	150,000	28,096	-	399,763
Chief Marketing Officer	2021	15,000	-	-	113,866	-	128,866
Matthew Cohen,	2022	245,833	60,000	270,000	109,388	31,250	716,471
General Counsel	2021	75,000	60,000	-	415,878	-	550,878

(1)	Salary amounts represent actual amount of base salary paid to each Named Executive Officer in the applicable year.
(2)	Bonus amounts for 2021 and 2022 represent the actual amount of cash bonuses earned during 2021 and 2022, respectively, under the Company’s annual bonus program. All such bonuses have been paid.
(3)

Value based on trading price of the Common Shares on the date of the respective grants. These grants include grants of restricted Common Shares. See “Narrative to the Summary Compensation Table—Equity-Based Compensation—Equity Awards to Named Executive Officers during 2021 and 2022” for information regarding these grants.

(4)	Represents the aggregate grant date fair value of options granted to each Named Executive Officer, calculated in accordance with the Black Scholes method.
(5)

Represents a $48,120 and $31,250 paid to Messrs. Merchan and Cohen, respectively, in the form of a monthly stipend pursuant to the terms of their respective employment agreements, which included reimbursement payments in connection with health insurance premiums paid during fiscal year 2022.

Narrative to the Summary Compensation Table

Base Salaries

We use base salaries to recognize the experience, skills, knowledge, and responsibilities required of all our employees, including our Named Executive Officers. Base salaries are reviewed annually, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, and experience. For 2021 and the first two months of 2022, the annual base salaries of our Named Executive Officers were $345,000 for Mr. Merchan, $200,000 for Mr. Choe, $120,000 for Ms. Casner and $225,000 for Mr. Cohen. For the remainder of 2022, the annual base salaries of our Named Executive Officers were: $385,000 for Mr. Merchan, $290,000 for Mr. Choe, $200,000 for Ms. Casner and $250,000 for Mr. Cohen.

Annual Bonus/Non-Equity Incentive Plan Compensation

During fiscal year 2021, our named Executive Officers were eligible to earn a cash bonus at the full discretion of the Board. Any bonuses paid in 2021 were thus paid on a discretionary basis. For 2022, our Named Executive Officers were eligible to earn a cash bonus under the Company’s annual bonus program based upon achievement of both corporate and individual goals determined by the Board of Directors based on a target percentage of annual base salary.  For 2022, the bonus targets as a percentage of base salaries were 100% for Mr. Merchan, 80% for Mr. Choe, 50% for Ms. Casner and 50% for Mr. Cohen. The actual amounts of cash bonuses earned under the Company’s annual bonus program for 2022 were 0% of Messrs. Merchan and Choe’s bonus targets, 24% of Mr. Cohen’s bonus target and 20% of Ms. Casner’s bonus target.

Equity-Based Compensation

The Company’s Named Executive Officers received grants of restricted common shares and options under the Company’s option plan and 2022 Plan during 2021 and 2022. See below for details regarding such grants.

As of December 31, 2022,  under the stock option plan, 1,795,720 Common Shares had been issued pursuant to previous exercised options and 4,469,882 Common Shares were issuable under outstanding options. Of such outstanding options, options to purchase 4,392,382 Common Shares had vested and were exercisable as of that date, with a weighted average exercise price of $2.04 per Common Share. The Company no longer makes any new grants under the stock option plan.

As of December 31, 2022, under the Company’s 2022 Incentive Compensation Plan (the “2022 Plan”), 2,937,677 Restricted Common Shares were issued and 1,335,203 Common Shares were issuable under outstanding options. Of such outstanding options, options to purchase none had vested and were exercisable as of that date.

Company Stock Option Plan

The Company has a stock option plan whereby it may grant options for the purchase of Common Shares to any director, consultant, employee or officer of the Company or its subsidiaries. The aggregate number of shares that may be issuable pursuant to options granted under the Company’s stock option plan will not exceed 10% of the issued Common Shares of the Company. The options are non-transferable and non-assignable and may be granted for a term not exceeding five-years. The exercise price of the options will be determined by the Board at the time of grant, but in the event that such shares are traded on any stock exchange, may not be less than the closing price of such shares on such exchange on the trading date immediately precedent the date of grant, subject to all applicable regulatory requirements. The Company no longer makes any new grants under the stock option plan.

2022 Plan

The 2022 Plan was adopted by the Company following shareholder approval at the Company’s 2022 annual meeting (the “Shareholder Approval Date”).

The purpose of the 2022 Plan is to assist the Company and its subsidiaries and other designated affiliates, which we refer to herein as “Related Entities”, in attracting, motivating, retaining and rewarding high-quality executives and other employees, officers, directors consultants and other persons who provide services to the Company or its Related Entities, by enabling such persons to acquire or increase a proprietary interest in the Company in order to strengthen the mutuality of interests between such persons and the Company’s shareholders, and providing such persons with performance incentives to expend their maximum efforts in the creation of shareholder value.

Shares Available for Awards

Under the 2022 Plan, the total number of Common Shares reserved and available for delivery under the 2022 Plan (“Awards”) at any time during the term of the Plan shall be equal to 6,000,000 Common Shares. Awards issued in substitution for awards previously granted by a company acquired by the Company or a Related Entity, or with which the Company or any Related Entity combines, do not reduce the limit on grants of Awards under the 2022 Plan. The maximum aggregate number of shares that may be delivered under the 2022 Plan as a result of the exercise of stock options shall be 4,000,000 Common Shares.

Subject to adjustment as provided in the 2022 Plan, in any fiscal year of the Company during any part of which the 2022 Plan is in effect, no participant who is a member of the Board but is not also an employee or consultant to the Company or Related Entity may be granted any Awards that have a “fair value” as of the date of grant, as determined in accordance with FASB ASC Topic 718 (or any other applicable accounting guidance) that exceeds $250,000 in the aggregate.

The committee designated and empowered by the Board to administer the 2022 Plan (“Committee”) is authorized to adjust the limitations described in the preceding paragraph and is authorized to adjust outstanding Awards (including adjustments to exercise prices of stock options and other affected terms of Awards) in the event that a dividend or other distribution (whether in cash, Common Share or other property), recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange or other similar corporate transaction or event affects the Common Shares so that an adjustment is appropriate. The Committee is also authorized to adjust performance conditions and other terms of Awards in response to these kinds of events or in response to changes in applicable laws, regulations or accounting principles.

Eligibility

The persons eligible to receive Awards under the 2022 Plan are the officers, directors, employees, consultants and other persons who provide services to the Company or any Related Entity. The foregoing notwithstanding, only employees of the Company, or any parent corporation or subsidiary company of the Company (as those terms are defined in Sections 424(e) and (f) of the Code, respectively), are eligible for purposes of receiving any incentive stock options (“ISOs”). An employee on leave of absence may be considered as still in the employ of the Company or a Related Entity for purposes of eligibility for participation in the 2022 Plan.

Administration

The 2022 Plan is to be administered by the Committee; provided, however, that except as otherwise expressly provided in the 2022 Plan, the Board may exercise any power or authority granted to the Committee under the 2022 Plan. Subject to the terms of the 2022 Plan, the Committee is authorized to select eligible persons to receive Awards, determine the type, number and other terms and conditions of, and all other matters relating to, Awards, prescribe Award agreements (which need not be identical for each person who has been granted an Award under the 2022 Plan which remains outstanding (a “Participant”)), and the rules and regulations for the administration of the 2022 Plan, construe and interpret the 2022 Plan and Award agreements, correct defects, supply omissions or reconcile inconsistencies therein, and make all other decisions and determinations as the Committee may deem necessary or advisable for the administration of the 2022 Plan.

Stock Options and Stock Appreciation Rights

The Committee is authorized to grant stock options, including both ISOs, which can result in potentially favorable tax treatment to the participant, and non‑qualified stock options, and stock appreciation rights entitling the participant to receive the amount by which the fair market value of a Common Share on the date of exercise exceeds the grant price of the stock appreciation right. The exercise price per share subject to an option and the grant price of a stock appreciation right are determined by the Committee but may not be less than 100% of the fair market value of a Common Share on the date the award is granted. An option granted to a person who owns or is deemed to own stock representing 10% or more of the voting power of all classes of stock of the Company or any parent company (sometimes referred to as a “10% owner”) will not qualify as an ISO unless the exercise price for the option is not less than 110% of the fair market value of a Common Share on the date such ISO is granted.

For purposes of the 2022 Plan, the term “fair market value” means the fair market value of Common Shares, Awards or other property as determined by the Committee or under procedures established by the Committee. Unless otherwise determined by the Committee, the fair market value of a Common Share as of any given date shall be the closing price of a Common Share on the business day that immediately precedes the date as of which the value is being determined as quoted on the NASDAQ Stock Market or such other national or regional securities exchange or market system constituting the primary market on which a Common Share is traded, as reported in The Wall Street Journal or such other source as the Company deems reliable or, if there is no sale on that date, then on the last previous day on which a sale was reported. The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment, generally are fixed by the Committee, except that no option or stock appreciation right may have a term exceeding ten years, and no ISO granted to a 10% shareholder (as described above) may have a term exceeding five years (to the extent required by the Code at the time of grant). Methods of exercise and settlement and other terms of options and stock appreciation rights are determined by the Committee. The Committee thus may permit the exercise price of options awarded under the 2022 Plan to be paid in cash, shares, other Awards or other property (including loans to participants).

Restricted Stock and Restricted Stock Units

The Committee is authorized to grant restricted stock and restricted stock units. Restricted stock is a grant of Common Shares which may not be sold or disposed of, and which is subject to such risks of forfeiture and other restrictions as the Committee may impose. A participant granted restricted stock generally has all of the rights of a shareholder of the Company, unless otherwise determined by the Committee. An Award of restricted stock units confers upon a participant the right to receive Common Shares at the end of a specified deferral period, subject to such risks of forfeiture and other restrictions as the Committee may impose. Prior to settlement, an Award of restricted stock units carries no voting or dividend rights, or other rights associated with share ownership, although dividend equivalents may be granted, as discussed below.

Dividend Equivalents

The Committee is authorized to grant dividend equivalents conferring on participants the right to receive, currently or on a deferred basis, cash, Common Shares, other Awards or other property equal in value to dividends paid on a specific number of Common Shares or other periodic payments. Dividend equivalents may be granted alone or in connection with another Award, may be paid currently or on a deferred basis and, if deferred, may be deemed to have been reinvested in additional Common Shares, Awards or otherwise as specified by the Committee.

Bonus Stock and Awards in Lieu of Cash Obligations

The Committee is authorized to grant Common Shares as a bonus free of restrictions, or to grant Common Shares or other Awards in lieu of Company obligations to pay cash under the 2022 Plan or other plans or compensatory arrangements, subject to such terms as the Committee may specify.

Other Stock‑Based Awards

The Committee or the Board is authorized to grant Awards that are denominated or payable in, valued by reference to, or otherwise based on or related to Common Shares. The Committee determines the terms and conditions of such Awards.

Performance Awards

The Committee is authorized to grant performance awards to participants on terms and conditions established by the Committee. The performance criteria to be achieved during any performance period and the length of the performance period is determined by the Committee upon the grant of the performance award. Performance awards may be valued by reference to a designated number of Common Shares or by reference to a designated amount of property including cash. Performance awards may be settled by delivery of cash, Common Shares or other property, or any combination thereof, as determined by the Committee.

Other Terms of Awards

Awards may be settled in the form of cash, Common Shares, other Awards or other property, in the discretion of the Committee. The Committee may require or permit participants to defer the settlement of all or part of an Award in accordance with such terms and conditions as the Committee may establish, including payment or crediting of interest or dividend equivalents on deferred amounts, and the crediting of earnings, gains and losses based on deemed investment of deferred amounts in specified investment vehicles. The Committee is authorized to place cash, Common Shares or other property in trusts or make other arrangements to provide for payment of the Company’s obligations under the 2022 Plan. The Committee may condition any payment relating to an Award on the withholding of taxes and may provide that a portion of any Common Shares or other property to be distributed will be withheld (or previously acquired Common Shares or other property be surrendered by the participant) to satisfy withholding and other tax obligations. Awards granted under the 2022 Plan generally may not be pledged or otherwise encumbered and are not transferable except by will or by the laws of descent and distribution, or to a designated beneficiary upon the participant’s death, except that the Committee may, in its discretion, permit transfers subject to any terms and conditions the Committee may impose thereon.

Awards under the 2022 Plan are generally granted without a requirement that the participant pay consideration in the form of cash or property for the grant (as distinguished from the exercise), except to the extent required by law. The Committee may, however, grant Awards in exchange for other Awards under the 2022 Plan, awards under other Company plans, or other rights to payment from the Company, and may grant Awards in addition to and in tandem with such other Awards, rights or other awards.

Acceleration of Vesting; Change in Control

The Committee may, in its discretion, accelerate the exercisability, the lapsing of restrictions or the expiration of deferral or vesting periods of any Award, and such accelerated exercisability, lapse, expiration and if so provided in the Award agreement or otherwise determined by the Committee, vesting shall occur automatically in the case of a “change in control” of the Company, as defined in the 2022 Plan (including the cash settlement of stock appreciation rights which may be exercisable in the event of a change in control). In addition, the Committee may provide in an Award agreement that the performance goals relating to any performance award will be deemed to have been met upon the occurrence of any “change in control.”

Amendment and Termination

The Board may amend, alter, suspend, discontinue or terminate the 2022 Plan or the Committee’s authority to grant Awards without further shareholder approval, except that shareholder approval must be obtained for any amendment or alteration if such approval is required by law or regulation or under the rules of any stock exchange or quotation system on which Common Shares are then listed or quoted. Thus, shareholder approval may not necessarily be required for every amendment to the 2022 Plan which might increase the cost of the 2022 Plan or alter the eligibility of persons to receive Awards. Shareholder approval will not be deemed to be required under laws or regulations, such as those relating to ISOs, that condition favorable treatment of participants on such approval, although the Board may, in its discretion, seek shareholder approval in any circumstance in which it deems such approval advisable. Unless earlier terminated by the Board, the 2022 Plan will terminate at the earliest of (a) such time as no Common Shares remain available for issuance under the 2022 Plan, (b) termination of the 2022 Plan by the Board, or (c) the tenth anniversary of the Shareholder Approval Date. Awards outstanding upon expiration of the 2022 Plan shall remain in effect until they have been exercised or terminated or have expired.

Equity Awards to Named Executive Officers during 2021 and 2022

Luis Merchan

On December 16, 2021, Mr. Merchan was granted 125,000 options to purchase Common Shares at an exercise price of $2.04. All of these options vested on the grant’s first anniversary date, December 16, 2022.

During 2022, Mr. Merchan was granted the following restricted Common Share grants:

•	On August 23, 2022, Mr. Merchan was granted 102,040 restricted Common Shares which were set to vest on July 5, 2023.
•	On October 5, 2022, Mr. Merchan was granted 328,358 restricted Common Shares which were set to vest on July 5, 2024.
•	On December 5, 2022, Mr. Merchan was granted 468,085 restricted Common Shares which were set to vest on July 5, 2025.

On October 5, 2022, Mr. Merchan also was granted 367,347 options to purchase Common Shares at an exercise price of $0.67. These options were subject to a vesting schedule that was based on the performance of the Company’s Common Share price relative to a designated Cannabis ETF.

As a result of his resignation in April 2023, Mr. Merchan forfeited all of these unvested restricted Common Shares as well the unvested October 5, 2022 options.

James Choe

On December 16, 2021, Mr. Choe was granted 75,000 options to purchase Common Shares at an exercise price of $2.04. All of these options vested on the grant’s first anniversary date, December 16, 2022. However, Mr. Choe forfeited these options due to the fact that they remained unexercised following his resignation.

During 2022, Mr. Choe was granted the following restricted Common Shares grants:

•	On August 23, 2022, Mr. Choe was granted 102,040 restricted Common Shares which were set to vest on July 5, 2023.
•	On October 5, 2022, Mr. Choe was granted 194,029 restricted Common Shares which were set to vest on July 5, 2024.

Jessie Casner

On December 16, 2021, Ms. Casner was granted 75,000 options to purchase Common Shares at an exercise price of $2.04. All of these options vested on the grant’s first anniversary date, December 16, 2022.

During 2022, Ms. Casner was granted the following restricted Common Shares grants:

•	On August 23, 2022, Ms. Casner was granted 102,040 restricted Common Shares which vest on July 5, 2023.
•	On October 5, 2022, Ms. Casner was granted 37,313 restricted Common Shares which vest on July 5, 2024.
•	On December 5, 2022, Ms. Casner was granted 53,191 restricted Common Shares which vest on July 5, 2025.

On October 5, 2022, Ms. Casner also was granted 102,041 options to purchase Common Shares at an exercise price of $0.67. These options vest based on a vesting schedule that is based on the performance of the Company’s Common Share price relative to a designated Cannabis ETF.

Matthew Cohen

During 2021, Mr. Cohen was granted the following option grants:

•	On September 25, 2021, Mr. Cohen was granted 50,000 options to purchase Common Shares at an exercise price of $6.90. All of these options vested on the grant’s first anniversary date, September 25, 2022.
•	On December 16, 2021, Mr. Cohen was granted 30,000 options to purchase Common Shares at an exercise price of $2.04. All of these options vested on August 30, 2022.
•	On December 16, 2021, Mr. Cohen was granted 75,000 options to purchase Common Shares at an exercise price of $2.04. All of these options vested on November 30, 2022.

During 2022, Mr. Cohen was granted the following restricted Common Shares grants:

•	On August 23, 2022, Mr. Cohen was granted 102,040 restricted Common Shares which vest on July 5, 2023.
•	On October 5, 2022, Mr. Cohen was granted 126,865 restricted Common Shares which vest on July 5, 2024.
•	On December 5, 2022, Mr. Cohen was granted 180,851 restricted Common Shares which vest on July 5, 2025.

On October 5, 2022, Mr. Cohen also was granted 183,673 options to purchase Common Shares at an exercise price of $0.67. These options vest based on a vesting schedule that is based on the performance of the Company’s Common Share price relative to a designated Cannabis ETF.

On January 26, 2022, Mr. Cohen was granted 50,000 options to purchase Common Shares at an exercise price of $1.48. These options vested on February 26, 2022.

Employee Benefits

For 2021 and 2022, the Named Executive Officers were eligible to participate in such employee benefit plans and programs to the same extent as the Company’s other full-time employees, subject to the terms and eligibility requirements of those plans.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table summarizes the number of outstanding restricted shares and options in the Company held by our Named Executive Officers as of December 31, 2022.

Option Award						Share Award
Name	Grant Date	Number of Securities Underlying Unexercise74d Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested (#)	Market Value of Shares or Units of Shares That Have Not Vested ($) (1)(2)
Luis Merchan	11/4/2020	666,666	-	$2.25	11/4/2025	-	-
	12/16/2021	125,000	-	$2.04	12/16/2026	-	-
	10/05/2022	-	367,347	$0.67	12/31/2029	-	-
	8/23/2022					102,040	23,265
	10/05/2022					328,358	74,866
	12/05/2022					468,085	106,723
James Choe	12/16/2021	75,000	-	$2.04	12/16/2026
	8/23/2022					102,040	23,265
	10/05/2022					194,029	44,239

Jessie Casner	12/16/2021	75,000	-	$2.04	12/16/2026
	10/05/2022		102,041	$0.67	12/31/2029
	8/23/2022					102,040	23,265
	10/05/2022					37,313	8,507
	12/05/2022					53,191	12,128
Matthew Cohen	9/25/2021	50,000	-	$6.90	9/25/2026
	12/16/2021	30,000		$2.04	12/16/2026
	12/16/2021	75,000		$2.04	12/16/2026
	1/26/2022	50,000		$1.48	1/26/2027
	10/05/2022		183,673	$0.67	12/31/2029
	8/23/2022					102,040	23,265
	10/05/2022					126,865	28,925
	12/05/2022					180,851	41,234

(1)	The market value of unvested stock awards is based on the closing market price of our Common Shares on December 30, 2022 of $0.228.
(2)

See “Narrative to the Summary Compensation Table—Equity-Based Compensation—Equity Awards to Named Executive Officers during 2021 and 2022.” for details regarding the vesting schedules of certain NEO options and restricted Common Share awards.

Director Compensation

As a Named Executive Officer of the Company, information regarding the compensation for Mr. Merchan for his services as an executive officer in 2022 is set forth in the section titled “Summary Compensation Table” above. Mr. Merchan did not receive additional compensation for his service as a director.

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our directors for services rendered to us during the last fiscal year.

Name	Fees Earned or Paid in Cash ($)	Shares Awards ($)(1)	Option Awards ($)	Total ($)
Luis Merchan(2)	—	—	—	—
Clifford Starke(3)	—	—	—	—
John Timothy Leslie	58,000	43,750	84,290	186,040
Dr. Beverley Richardson	63,000	52,500		115,500
Juan Carlos Gomez Roa	56,000	52,500	—	108,500
Dr. Annabelle Manalo-Morgan(4)	—	—	—	—
Marc Mastonardi	63,000	52,500	—	115,500
Edward Woo (5)	—	—	31,068	31,068
Brandon Konigsberg	34,000	35,000	84,290	153,290

(1)	Represents restricted common shares awarded in March 2023 in consideration for services rendered in 2022.
(2)

Mr. Merchan is a Named Executive Officer of the Company for 2022. The table does not include compensation paid to him in connection with his service as director. Mr. Merchan did not receive additional compensation for his service as director in 2022. As a Named Executive Officer of the Company, information regarding compensation for Mr. Merchan for his services as an executive officer in 2022 is set forth in the section titled “Summary Compensation Table” above.

(3)

Mr. Starke is the Company’s President and his compensation reflected above represents compensation for his services as President of the Company. He did not receive additional compensation for his services as director in 2022. Mr. Starke’s appointment as President was effective December 23, 2022, and as a result, did not receive any compensation for 2022.

(4)

During the fourth fiscal quarter of 2021, the Company entered into an agreement with Dr. Manalo-Morgan, a member of our board of directors, to serve in the additional capacity as Medical Advisor to the Company. In connection with this agreement, Dr. Manalo-Morgan is responsible for developing and identifying medical applications of cannabinoids for the Company for the treatment of various ailments and (ii) supporting the Company’s public relations efforts and assisting the Company with its media engagements. For these services, the Company pays her $15,000 per month for so long as the agreement remains in place. As a result, Dr. Manalo-Morgan does not receive any compensation in consideration for her service as a director.

(5)	Represents an option awarded in March 2023 in consideration for services rendered in 2022.

The table below sets forth the aggregate number of share options of each non-employee director outstanding as of December 31, 2022. The below does not include any grants of restricted Common Shares granted in 2023 in consideration for services rendered in fiscal year 2022.

Name	Share Options
John Timothy Leslie	100,000
Dr. Beverley Richardson	216,666
Juan Carlos Gomez Roa	216,666
Marc Mastonardi	500,000
Edward Woo	-
Dr. Annabelle Manalo-Morgan	200,000
Brandon Konigsberg	100,000

Director Compensation Narrative

During 2022, each independent board member received $10,000 per quarter for their services as board members . In addition, the chairperson of the Company’s Audit Committee received $5,000 per quarter and the chairpersons of the Compensation and Nominating and Corporate Governance committees each received $3,750 per quarter. In addition, non-Chair committee members received $2,000 per quarter for each committee served upon.

Employment and Consulting Agreements, Arrangements or Plans

The following describes the respective employment or consulting agreements entered into by the Company and its Named Executive Officers that are in effect as of the date hereof.

Luis Merchan

Employment Agreement

Effective March 1, 2022, Mr. Merchan and our subsidiary, Flora Growth Management Corp.  (“Flora Management”), entered into an employment agreement, pursuant to which Mr. Merchan served as the President of Flora Management and as the Company’s Chief Executive Officer until his resignation on April 12, 2023.

Mr. Merchan’s employment agreement provided for a base salary of $385,000, an annual discretionary bonus opportunity targeted at 100% of base salary and the opportunity to participate in any equity compensation plan, other incentive compensation programs and other health, benefit and incentive plans offered to other senior executives of the Company. Mr. Merchan is also entitled to paid time off and holiday pay in accordance with Flora Management’s policies.

Mr. Merchan’s employment agreement provides that during the term of his employment and for a period of 12 months following the expiration, resignation or termination of his employment, Mr. Merchan agrees not to (i) engage in any competing business in certain geographic regions, provided, however, that Mr. Merchan may own five percent or less of the outstanding stock of any publicly traded corporation or other entity that engages in a competing business, (ii) solicit for the purpose of conducting a competing business any customer or prospective customer of Flora Management, us or any of our affiliates in a line of business that we, Flora Management, or any of our affiliates conducts or plans to conduct as of the date of Mr. Merchan’s termination or (iii) solicit or employ any person who is, or was at any time during the two-year period prior to Mr. Merchan’s termination, an employee with a senior management position at Flora Management, us or any of our affiliates.

The foregoing description of the employment agreement is only a summary and is qualified in its entirety by reference to the full text of the employment agreement, which is filed as Exhibit 10.4 to the Original 10-K.

Separation Agreement

On April 12, 2023, Luis Merchan tendered his resignation as both Chairman of the Board and as the Company’s Chief Executive Officer, with such resignation becoming effective on such date (the “Merchan Separation Date”). In connection with Mr. Merchan’s resignation, on the Merchan Separation Date, the Company entered into a Separation Agreement and Release with Mr. Merchan (the “Merchan Separation Agreement”), pursuant to which Mr. Merchan will be entitled to the following benefits:

•	a cash severance payment in the amount of $385,000 (the “Cash Payment”), representing one years’ base salary, paid in eight equal monthly instalments commencing May 1, 2023;
•	a cash payment in the amount of $24,000 to cover health insurance premiums for a period of twelve months (“Health Insurance Payment”), payable on December 1, 2023; and
•	1,600,000 newly privately issued Common Shares.

In the event the Company closes a debt financing in which it receives gross proceeds of $5 million or more (a “Debt Financing”), the Health Insurance Payment, if unpaid, and any remaining instalments of the Cash Payment shall be accelerated and payable within three business days of the closing of the Debt Financing.

The Merchan Separation Agreement additionally includes a customary general release of claims by Mr. Merchan in favor of the Company and certain related persons and parties.

The foregoing description of the Merchan Separation Agreement is only a summary and is qualified in its entirety by reference to the full text of the Merchan Separation Agreement, which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 18, 2023.

Jessie Casner

Effective March 1, 2022, Ms. Casner and our subsidiary, Flora Management, entered into an employment agreement, pursuant to which Ms. Casner serves as the Company’s Chief Marketing Officer.

Ms. Casner’s employment agreement provides for an annual base salary of $200,000 (as may be increased by our Board), an annual discretionary bonus opportunity targeted at 50% of her base salary and the opportunity to participate in any equity compensation plan, other incentive compensation programs and other health, benefit and incentive plans offered to other senior executives of the Company. Ms. Casner is also entitled to paid time off and holiday pay in accordance with Flora Management’s policies. In addition, upon termination of Ms. Casner’s employment agreement without “Cause” or resignation by Ms. Casner for “Good Reason,” as those terms are defined in the employment agreement, Ms. Casner will, conditioned upon her execution of a separation and release agreement, be eligible to receive the following payments:

•	an aggregate amount equal to one half (0.5X) her base salary at the rate in effect on her last day of engagement (the “CasnerSeverance Payment”) which shall be paid in a lump sum on the third business day following the Release Effective Date (the “Payment Date”);
•	a $2,000 monthly cash payment to cover health insurance premiums for a period of up to twelve months; and
•	a pro rata share of her discretionary annual bonus relating to the year in which her employment ceases.

In the event Ms. Casner is terminated without “Cause” or Ms. Casner resigns for “Good Reason” following a “Change in Control,” as those terms are defined in her employment agreement (a “Casner Change in Control Termination”), Ms. Casner will be eligible to receive the payments set forth above, provided however that the Casner Severance Payment shall be increased to Ms. Casner’s base salary, payable as set forth above.

In the event that Ms. Casner’s employment terminates as a result of “Disability,” as such term is defined in the employment agreement, or death, Ms. Casner or her estate, as applicable, conditioned upon her or its execution of a separation and release agreement, will be eligible to receive her pro rata share of her discretionary annual incentive bonus (at no less than target in the event of death). In addition, in the event of Ms. Casner’s death, Ms. Casner’s estate shall be entitled to the fully vested but unpaid rights as required by the terms of any bonus or other incentive pay plan or any other employee benefit plan.

Ms. Casner’s employment agreement provides that during the term of her engagement and for a period of 12 months following the expiration, resignation or termination of her employment, Ms. Casner agrees not to (i) engage in any competing business in certain geographic regions, provided, however, that Ms. Casner may own five percent or less of the outstanding stock of any publicly traded corporation or other entity that engages in a competing business, (ii) solicit for the purpose of conducting a competing business any customer or prospective customer of Flora Management, us or any of our affiliates in a line of business that we, Flora Management, or any of our affiliates conducts or plans to conduct as of the date of Ms. Casner’s termination or (iii) solicit or employ any person who is, or was at any time during the two-year period prior to Ms. Casner’s termination, an employee with a senior management position at Flora Management, us or any of our affiliates

The foregoing description of the employment agreement is only a summary and is qualified in its entirety by reference to the full text of the employment agreement, which is filed as Exhibit 10.7 to the Original 10-K.

Matthew Cohen

Effective March 1, 2022, Mr. Cohen and our subsidiary, Flora Management, entered into an employment agreement, pursuant to which Mr. Cohen serves as the Company’s General Counsel.

Mr. Cohen’s employment agreement provides for an annual base salary of $250,000 (as may be increased by our Board), an annual discretionary bonus opportunity targeted at 50% of his base salary and the opportunity to participate in any equity compensation plan, other incentive compensation programs and other health, benefit and incentive plans offered to other senior executives of the Company. Mr. Cohen is also entitled to paid time off and holiday pay in accordance with Flora Management’s policies. In addition, upon termination of Mr. Cohen’s employment agreement without “Cause” or resignation by Mr. Cohen for “Good Reason,” as those terms are defined in the employment agreement, Mr. Cohen will, conditioned upon his execution of a separation and release agreement, be eligible to receive the following payments:

•

an aggregate amount equal to his base salary at the rate in effect on his last day of engagement (the “CohenSeverance Payment”) which half of such Cohen Severance Payment shall be paid in a lump sum on the third business day following the Release Effective Date (the “Initial Payment Date”) with the remaining half of the Cohen Severance Payment to be paid ratably over the 12 months following the Release Effective Date;

•	a $2,000 monthly cash payment to cover health insurance premiums for a period of up to twelve months; and
•	a pro rata share of her discretionary annual bonus relating to the year in which her employment ceases.

In the event Mr. Cohen is terminated without “Cause” or Mr. Cohen resigns for “Good Reason” following a “Change in Control,” as those terms are defined in her employment agreement (a “Cohen Change in Control Termination”), Mr. Cohen will be eligible to receive the payments set forth above, provided however that the Cohen Severance Payment shall be increased to 1.5x Mr. Cohen’s base salary, payable as set forth above.

In the event that Mr. Cohen’s employment terminates as a result of “Disability,” as such term is defined in the employment agreement, or death, Mr. Cohen or his estate, as applicable, conditioned upon his or its execution of a separation and release agreement, will be eligible to receive his pro rata share of his discretionary annual incentive bonus (at no less than target in the event of death). In addition, in the event of Mr. Cohen’s death, Mr. Cohen’s estate shall be entitled to the fully vested but unpaid rights as required by the terms of any bonus or other incentive pay plan or any other employee benefit plan.

Mr. Cohen’s employment agreement provides that during the term of his engagement and for a period of 12 months following the expiration, resignation or termination of her employment, Mr. Cohen agrees not to (i) engage in any competing business in certain geographic regions, provided, however, that Mr. Cohen may own five percent or less of the outstanding stock of any publicly traded corporation or other entity that engages in a competing business, (ii) solicit for the purpose of conducting a competing business any customer or prospective customer of Flora Management, us or any of our affiliates in a line of business that we, Flora Management, or any of our affiliates conducts or plans to conduct as of the date of Mr. Cohen’s termination or (iii) solicit or employ any person who is, or was at any time during the two-year period prior to Mr. Cohen’s termination, an employee with a senior management position at Flora Management, us or any of our affiliates.

The foregoing description of the employment agreement is only a summary and is qualified in its entirety by reference to the full text of the employment agreement, which is filed as Exhibit 10.6 to the Original 10-K.

James Choe

Effective March 1, 2022, Mr. Choe and our subsidiary, Flora Management”, entered into an employment agreement, pursuant to which Mr. Choe served as the Company’s Chief Strategy Officer until his resignation on December 16, 2022.

Mr. Choe’s employment agreement provided for a base salary of $290,000, an annual discretionary bonus opportunity targeted at 80% of base salary and the opportunity to participate in any equity compensation plan, other incentive compensation programs and other health, benefit and incentive plans offered to other senior executives of the Company. Mr. Choe was also entitled to paid time off and holiday pay in accordance with Flora Management’s policies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us regarding beneficial ownership of Common Shares as of April 21, 2023 by:

•	each person known by us to be the beneficial owner of more than 5% of outstanding Common Shares;
•	each of our executive officers and directors; and
•	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of April 21, 2023. In computing the number of shares beneficially owned by a person or entity and the percentage ownership of that person or entity in the table below, all shares subject to options, warrants and restricted stock units held by such person or entity were deemed outstanding if such securities are currently exercisable, or exercisable or would vest based on service-based vesting conditions within 60 days of April 21, 2023. These shares were not deemed outstanding, however, for the purpose of computing the percentage ownership of any other person or entity.

The beneficial ownership of our common stock is based on 137,239,644 Common Shares outstanding as of April 21, 2023.

Unless otherwise indicated, we believe that each person named in the table below has sole voting and investment power with respect to all Common Shares beneficially owned by him.

Unless otherwise noted, the business address of each of these shareholders is c/o Flora Growth Corp. 3406 SW 26th Terrace, Suite C-1, Fort Lauderdale, Florida 33312.

Beneficial Owner	Number of Common Shares Beneficially Owned(1)		Percentage of Common Shares Beneficially Owned(1)
Executive Officers
Hussein Rakine	8,617,019	(2)	6.3%
Clifford Starke	9,717,813	(3)(12)	7.1%
Elshad Garayev	–		–
Matthew Cohen	624,756	(4)	*
Jason Warnock	427,468	(5)	*
Jessie Casner	294,693	(6)	*
Dany Vaiman	436,529	(12)	*
Non-Employee Directors
John Timothy Leslie	138,574		*
Dr. Beverley Richardson	366,666	(7)	*
Juan Carlos Gomez Roa	2,259,175	(8)	1.6%
Dr. Annabelle Manalo-Morgan	200,000	(9)
Marc Mastronardi	660,000	(10)
Edward Woo	244,132	(12)	*
Brandon Konigsberg	–		–
5% or greater shareholders ASH Group of Florida LLC(11)	6,925,000		5.0%
All directors and executive officers as a group of 14 persons	23,986,825	(1)(2)(3)(4)(5)(6)(7(8)(9)(10)	17.5%

*     Less than 1%

(1)

Percentages are based on 137,239,644 Common Shares issued and outstanding as of April 21, 2023. Information as to the number of Common Shares beneficially owned, or over which control or direction is exercised, directly or indirectly, not being within the direct knowledge of the Company, has been furnished by the respective directors individually or obtained from the System for Electronic Disclosure by Insiders and may include Common Shares owned or controlled by spouses and/or children of such individuals and/or companies controlled by such individuals or their spouses and/or children.

(2)

Includes 1,692,019 shares held directly by Mr. Rakine and 6,925,000 shares held by ASH Group of Florida LLC (“ASH Group”). Voting and dispositive power over the shares held by ASH Group is held by Ash Group’s board of directors, which is comprised of Ali Rakine, Hussein Rakine, our Chief Executive Officer and Director, Hassan Rakine and Solhail Mitha. Mr. Hussein Rakine disclaims beneficial ownership of all shares owned by Ash Group, except to the extent of his pecuniary interest therein.

(3)

Includes (i) 2,922,889 shares held directly by Mr. Starke, (ii) 671,583 shares held by BTF Investments, Inc, (iii) 6,006,934 shares held by Hampstead Private Capital Limited and (iv) 116,407 shares held by YT Research, Inc. Mr. Clarke is the sole director and equity owner of BTF Investments, Inc., Hampstead Private Capital Limited and YT Research, Inc. and thus may be deemed the beneficial owner of such shares.

(4)

Includes (i) 419,756 shares held directly by Mr. Cohen, (ii) 50,000 Common Shares underlying options that are exercisable until September 25, 2026, at an exercise price of $6.90 per share, (iii) 105,000 Common Shares underlying options that are exercisable until December 16, 2026, at an exercise price of $2.04 per share and (iv) 50,000 Common Shares underlying options that are exercisable until January 26, 2027, at an exercise price of $1.48 per share.

(5)

Includes (i) 335,801 shares held directly by Mr. Warnock, (ii) 16,667 Common Shares underlying options that are exercisable until September 20, 2026, at an exercise price of $5.20 per share and (iii) 75,000 Common Shares underlying options that are exercisable until December 16, 2026, at an exercise price of $2.04 per share.

(6)	Includes (i) 219,693 shares held directly by Ms. Casner and (ii) 75,000 Common Shares underlying options that are exercisable until January 26, 2027, at an exercise price of $1.48 per share.
(7)

Includes (i) 150,000 shares held directly by Dr. Richardson, (ii) 166,666 Common Shares underlying options that are exercisable until December 23, 2025, at an exercise price of $2.25 per share and (iii) 50,000 Common Shares underlying options that are exercisable until December 16, 2026, at an exercise price of $2.04 per share.

(8)

Includes (i) 2,042,509 shares held directly by Mr. Gomez, (ii) 166,666 Common Shares underlying options that are exercisable until December 23, 2025, at an exercise price of $2.25 per share and (iii) 50,000 Common Shares underlying options that are exercisable until December 16, 2026, at an exercise price of $2.04 per share.

(9)	Includes 200,000 Common Shares underlying options that are exercisable until December 16, 2026, at an exercise price of $2.04 per share.
(10)

Includes (i) 160,000 shares held directly by Mr. Mastronardi, (ii) 182,783 Common Shares underlying options that are exercisable until June 3, 2026, at an exercise price of $3.87 per share, (iii) 150,000 Common Shares underlying options that are exercisable until December 16, 2026, at an exercise price of $2.04 per share and (iv) 167,217 Common Shares underlying options that are exercisable until January 26, 2027, at an exercise price of $1.48 per share.

(11)

Represents 6,925,000 shares held by ASH Group. Voting and dispositive power over the shares held by ASH Group is held by Ash Group’s board of directors, which is comprised of Ali Rakine, Hussein Rakine, our Chief Executive Officer and Director, Hassan Rakine and Solhail Mitha. Mr. Hussein Rakine disclaims beneficial ownership of all shares owned by Ash Group, except to the extent of his pecuniary interest therein.

(12)

Messrs. Starke, Vaiman and Woo have reported as a group pursuant to the Amendment No. 1 on Form 13D filed by Mr. Starke with the SEC on April 21, 2023. The number of shares disclosed in the above table only reflect the shares held or controlled directly be each director or officer and each such person specifically disclaims beneficial ownership of the securities that he does not directly own or control.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2022 with respect to our Common Shares that may be issued under the Company Stock Option Plan and 2022 Incentive Compensation Plan.

Plan Category	Number of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights		Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first column)
Equity Compensation Plans Approved by Shareholders(1)
Stock Option Plan	4,469,882		$2.00		0
2022 Incentive Compensation Plan	4,272,880	(2)	$0.72	(3)	1,727,120
Equity Compensation Plans Not Approved by Shareholders	N/A		N/A		N/A
Total	8,742,762		N/A		1,727,120

(1)

Includes the Company’s Stock Option Plan and its 2022 Incentive Compensation Plan, which was approved by our shareholders in July 2022, and authorizes the granting of awards in any of the following forms: options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards and cash incentive awards.

(2)	Represents 1,335,203 Common Shares underlying options and 2,937,677 issued restricted Common Shares as of December 31, 2022.
(3)	The weighted exercise price represents the weighted exercise price of the 1,335,203 options outstanding under the 2022 Plan as of December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Except as set forth below, since January 1, 2021, there has not been nor are there currently proposed any transactions or series of similar transactions to which we were or are to be a party in which the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer, holder of more than 5% of the Common Shares or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Transactions with Related Parties

In connection with the acquisition of Franchise Global Health Inc., on October 21, 2022, the Company entered into a voting support agreement (the “Voting Support Agreement”) with Clifford Starke pursuant to which the Company agreed to increase the size of the Board and appoint two nominees specified in writing by Mr. Starke who are qualified pursuant to the OBCA and who consented in writing to act as directors of the Company (the “Starke Nominees”), subject to the terms and conditions of the Voting Support Agreement. Upon appointment, the Company agreed that the Starke Nominees would comprise not less than 2/9ths of the total size of the Board, and the Company agreed to nominate the Starke Nominees for election as directors of the Board at the Company’s 2023 Annual Meeting of Shareholders (and that such Starke Nominees were to comprise not less than 2/7 ths of the total number of directors nominated by management of the Company for election to the Board at such meeting) and the Company is to use commercially reasonable efforts (subject to fiduciary obligations) to ensure that the Starke Nominees are elected as directors.  On December 23, 2022, Mr. Starke was appointed as President and a director of the Company, along with Edward Woo as the second Stark Nominee.

On December 16, 2020, the Company entered into amended consulting agreements with each of Forbes & Manhattan, Inc. (“F&M”) and 2051580 Ontario Corp. (“2051580 Corp.”), entities controlled by Mr. Bharti, our former Executive Chairman and Director.  Pursuant to the terms of these agreements, each of F&M and 2051580 Corp. provided consulting services to the Company on an as needed basis and each received base compensation in the amount of CAD$12,500 per month. On December 29, 2021, we terminated both of these agreements and delivered a lump sum severance payment of 12 months’ base compensation in January 2022, as called for by the agreements.

On March 14, 2019, the Company entered into an agreement with 2227929 Ontario Corp., an entity controlled by Mr. Bharti, pursuant to which the Company utilized office space and shared services in exchange for consideration of CAD$15,000 per month. This term of this agreement expired by its terms on March 14, 2022.

Indemnification Agreements and Directors’ and Officers’ Liability Insurance

We have entered into indemnification agreements with each of our executive officers and directors. We also maintain an insurance policy that covers liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.

Related Party Transaction Policy

Our Audit Committee is responsible for the review, approval, or ratification of any potential conflict of interest transaction involving any of our directors or executive officers, director nominees, any person known by us to be the beneficial owner of more than 5% of our outstanding capital stock, or any family member of or related party to such persons, including any transaction required to be reported under Item 404(a) of Regulation S-K promulgated by the SEC.

In reviewing any such proposed transaction, our Audit Committee is tasked with considering all relevant facts and circumstances, including the commercial reasonableness of the terms, the benefit or perceived benefit, or lack thereof, to us, opportunity costs of alternate transactions, the materiality and character of the related person’s direct or indirect interest and the actual or apparent conflict of interest of the related person.

Under our policy, employees are required to report any material transaction or relationship that could result in a conflict of interest to our compliance officer.

Independent Directors

Our Board undertook a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our Board has determined that the Board meets independence standards under the applicable rules and regulations of the SEC, the listing standards of Nasdaq and National Instrument 52-110 – Audit Committees (“NI 52-110”). The Board of Directors has affirmatively determined that the following Directors are “independent” as defined in the listing standards of Nasdaq and under National Instrument 58-101 – Disclosure of Corporate Governance Practices (“NI 58-101”): John Timothy Leslie, Dr. Beverely Richardson, Juan Carlos Gomez Roa, Marc Mastronardi, Edward Woo and Brandon Konigsberg. The Board of Directors has also determined that Hussein Rakine, Annabelle Manalo-Morgan and Clifford Starke are not “independent” as defined in the listing standards of Nasdaq and under NI 52-110. In making these determinations, our Board considered the current and prior relationships that each director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our Common Shares by each director, and the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Davidson & Company LLP (“Davidson”) has served as our independent registered public accounting firm since its appointment on October 30, 2020.

The table below summarizes the fees and expenses billed to us by Davidson for the years ended December 31, 2022 and 2021.

Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees	Total
2022	$336,000	$349,500	$--	$--	$685,500
2021	$200,000	$123,500	$--	$--	$323,500

Audit Fees.  Audit fees consist of services rendered by an independent registered public accounting firm for the audit of our consolidated financial statements (including tax services performed to fulfill the auditor’s responsibility under generally accepted auditing standards) and our internal control over financial reporting, reviews of the interim financial statements.

Audit-Related Fees. Audit-related fees relate to assurance and associated services that traditionally are performed by the independence auditor including SEC filings, comfort letter, consents and comment letters in connection with regulatory filings.

Tax Fees.  Tax fees consist of services rendered by an external auditor for tax compliance, tax consulting and tax planning.

All Other Fees.  All other fees are for any other permissible work that is not an Audit, Audit-Related or Tax Fee.

Policy for Approval of Audit and Permitted Non-Audit Services

Our Audit Committee reviews and pre-approves the scope and the cost of audit services related to us and permissible non-audit services performed by the independent auditors, other than those for de minimis services which are approved by the Audit Committee prior to the completion of the audit.  All of the services related to our Company provided by Davidson listed above have been pre-approved by the Audit Committee.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(b) The following exhibits are filed as part of this Amendment No. 1:

INDEX TO EXHIBITS

Exhibit Number	Description

31.1*

Certification by Hussein Rakine, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2022.

31.2*

Certification by Elshad Garayev, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2022.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

___________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORA GROWTH CORP.

Date: April 28, 2023	By:	/s/ Hussein Rakine
Hussein Rakine
Chief Executive Officer

