Form 10-Q
period 2023-03-31
Flora Growth Corp.
filed 2023-05-15
CIK 1790169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-52776

Flora Growth Corp.
(Exact name of registrant as specified in its charter)

Province of Ontario	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3406 SW 26th Terrace, Suite C-1
Fort Lauderdale, Florida	33132
(Address of principal executive offices)	(Zip Code)

(954) 842-4989

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	FLGC	Nasdaq Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2023, the registrant had 138,839,644 shares of its common shares, no par value (“Common Shares”) outstanding.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include projections and estimates concerning our possible or assumed future results of operations, financial condition, business strategies and plans, market opportunity, competitive position, industry environment, and potential growth opportunities. In some cases, you can identify forward- looking statements by terms such as “may”, “will”, “should”, “believe”, “expect”, “could”, “intend”, “plan”, “anticipate”, “estimate”, “continue”, “predict”, “project”, “potential”, “target,” “goal” or other words that convey the uncertainty of future events or outcomes. You can also identify forward-looking statements by discussions of strategy, plans or intentions. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, because forward-looking statements relate to matters that have not yet occurred, they are inherently subject to significant business, competitive, economic, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including, among others, those discussed in this Quarterly Report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements in this Quarterly Report. Risks and uncertainties, the occurrence of which could adversely affect our business, include, but are not limited to, the following:

•	our limited operating history and net losses;
•	changes in cannabis laws, regulations and guidelines;
•	decrease in demand for cannabis and derivative products due to certain research findings, proceedings, or negative media attention;
•	our ability to continue as a going concern absent access to sources of liquidity;
•	damage to our reputation as a result of negative publicity;
•	exposure to product liability claims, actions and litigation;
•	risks associated with product recalls;
•	product viability;
•	continuing research and development efforts to respond to technological and regulatory changes;
•	shelf life of inventory;
•	our ability to successfully integrate businesses that we acquire;
•	maintenance of effective quality control systems;
•	changes to energy prices and supply;
•	risks associated with expansion into new jurisdictions;
•	regulatory compliance risks;
•	opposition to the cannabinoid industry;
•	unpredictable events, such as the COVID-19 outbreak, and associated business disruptions;
•	risks related to our operations in Colombia;
•	potential delisting resulting in reduced liquidity of our Common Shares; and
•	the other risks described under Part I, Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (as amended, the “2022 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023, as amended on April 28, 2023, as well as described from time to time in our other filings with the SEC.

Given the foregoing risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements in this Quarterly Report. The forward-looking statements contained in this Quarterly Report are not guarantees of future performance and our actual results of operations and financial condition may differ materially from such forward-looking statements. In addition, even if our results of operations and financial condition are consistent with the forward-looking statements in this Quarterly Report, they may not be predictive of results or developments in future periods.

Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of this Quarterly Report. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements in this Quarterly Report, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report.

3

PART I

Item 1. Financial Statements

Flora Growth Corp.

Flora Growth Corp.
Condensed Interim Consolidated Statements of Financial Position
(in thousands of United States dollars, except share amounts which are in thousands of shares)
As at:	March 31, 2023	December 31, 2022

ASSETS
Current
Cash	$5,259	$9,537
Trade and amounts receivable, net of $3,024 allowance ($2,988 at December 31, 2022)	6,729	6,851
Loans receivable and advances	273	271
Prepaid expenses and other current assets	1,875	978
Indemnification receivables	3,432	3,429
Inventory	10,311	10,089
Total current assets	27,879	31,155
Non-current
Property, plant and equipment	4,968	4,810
Operating lease right of use assets	2,345	2,537
Intangible assets	17,470	18,096
Goodwill	23,372	23,372
Investments	730	730
Other assets	276	287
Total assets	$77,040	$80,987
LIABILITIES
Current
Trade payables	$6,322	$7,748
Contingencies	4,998	5,044
Current portion of debt	1,086	1,086
Current portion of operating lease liability	1,241	1,188
Other accrued liabilities	1,852	2,381
Total current liabilities	15,499	17,447
Non-current
Non-current operating lease liability	1,614	1,869
Deferred tax	1,616	1,712
Contingent purchase considerations	4,699	3,547
Total liabilities	23,428	24,575
SHAREHOLDERS’ EQUITY
Share capital, no par value, unlimited authorized, 136,938 issued and outstanding (135,573 at December 31, 2022)	-	-
Additional paid-in capital	150,403	150,420
Accumulated other comprehensive loss	(2,375)	(2,732)
Deficit	(93,976)	(90,865)
Total Flora Growth Corp. shareholders’ equity	54,052	56,823
Non-controlling interest in subsidiaries	(440)	(411)
Total shareholders’ equity	53,612	56,412
Total liabilities and shareholders’ equity	$77,040	$80,987

The accompanying notes are an integral part of these condensed interim consolidated financial statements. Commitments and contingencies – see Note 14.

Flora Growth Corp.
Condensed Interim Consolidated Statements of Loss and Comprehensive Loss
(in thousands of United States dollars, except per share amounts which are in thousands of shares)
	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Revenue	$20,107	$4,946
Cost of sales	14,630	2,276
Gross profit	5,477	2,670
Operating expenses
Consulting and management fees	4,040	2,444
Professional fees	33	1,249
General and administrative	528	922
Promotion and communication	1,314	2,549
Travel expenses	139	242
Share based compensation	654	1,526
Research and development	16	210
Operating lease expense	366	207
Depreciation and amortization	942	454
Bad debt expense	29	1
Other expenses (income), net	493	528
Total operating expenses	8,554	10,332
Operating loss	(3,077)	(7,662)
Interest expense (income)	23	(21)
Foreign exchange (gain) loss	(12)	(11)
Unrealized loss from changes in fair value	883	-
Net loss before income taxes	(3,971)	(7,630)
Income tax recovery	(66)	-
Net loss for the period	$(3,905)	$(7,630)
Other comprehensive gain (loss)
Exchange differences on foreign operations, net of income taxes of $nil ($nil in 2021)	$357	$(577)
Total comprehensive loss for the period	$(3,548)	$(8,207)

Net loss attributable to:
Flora Growth Corp.	$(3,876)	$(7,566)
Non-controlling interests in subsidiaries	(29)	(64)
Comprehensive loss attributable to:
Flora Growth Corp.	$(3,519)	$(8,143)
Non-controlling interests in subsidiaries	(29)	(64)
Basic and diluted loss per share attributable to Flora Growth Corp.	$(0.03)	$(0.11)
Weighted average number of common shares outstanding - basic and diluted	132,868	69,604

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Flora Growth Corp.
Condensed Interim Consolidated Statement of Shareholders’ Equity (Deficiency)
(in thousands of United States dollars, except for share amounts which are in thousands of shares)
	Common shares		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Non-controlling interests in subsidiaries (deficiency)	Shareholders’ equity (deficiency
	#
Balance, December 31, 2021	65,517	$-	$116,810	$(1,108)	$(38,536)	$(225)	$76,941

Common shares issued for business combinations	9,500	-	14,697	-	-	-	14,697
Common shares issued for other agreements	111	-	272	-	-	-	272
Acquisition of noncontrolling interest	131	-	283	-	(365)	28	(54)
Options issued	-	-	1,443	-	-	-	1,443
Options exercised	333	-	50	-	-	-	50
Warrants exercised	51	-	28	-	-	-	28
Share issuance costs	-	-	(79)	-	-	-	(79)
Other comprehensive loss – exchange differences on foreign operations (net of income taxes of $nil)	-	-	-	(577)	-	-	(577)
Net loss	-	-	-	-	(7,566)	(64)	(7,630)
Balance, March 31, 2022	75,643	$-	$133,504	$(1,685)	$(46,467)	$(261)	$85,091

Balance, December 31, 2022	135,573	$-	$150,420	$(2,732)	$(90,865)	$(411)	$56,412

Equity issued for other agreements	325	-	95	-	-	-	95
Options issued	-	-	119	-	-	-	119
Options cancelled	-	-	(765)	-	765	-	-
Restricted units granted	1,040	-	534	-	-	-	534
Other comprehensive loss – exchange differences on foreign operations (net of income taxes of $nil)	-	-	-	357	-	-	357
Net loss	-	-	-	-	(3,876)	(29)	(3,905)
Balance, March 31, 2023	136,938	$-	$150,403	$(2,375)	$(93,976)	$(440)	$53,612

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Flora Growth Corp.
Condensed Interim Consolidated Statement of Cash Flows
(in thousands of United States dollars)
	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Cash flows from operating activities:
Net loss	$(3,905)	$(7,630)
Adjustments to net loss:
Depreciation and amortization	942	454
Share based compensation	654	1,715
Changes in fair value of investments and liabilities	883	-
Bad debt expense	29	1
Interest expense (income)	23	(21)
Interest paid	(23)	(17)
Income tax recovery	(66)	-
	(1,463)	(5,498)
Net change in non-cash working capital:
Trade and other receivables	91	707
Inventory	(113)	192
Prepaid expenses and other assets	(920)	58
Trade payables and accrued liabilities	(1,919)	(2,020)
Net cash used in operating activities	(4,324)	(6,561)

Cash flows from financing activities:
Equity issue costs	-	(79)
Exercise of warrants and options	-	78
Loan borrowings	-	212
Loan repayments	(19)	(18)
Net cash (used) provided by financing activities	(19)	193

Cash flows from investing activities:
Purchases of property, plant and equipment and intangible assets	(102)	(187)
Business and asset acquisitions, net of cash acquired	-	(15,457)
Net cash used in investing activities	(102)	(15,644)

Effect of exchange rate on changes on cash	167	(359)

Change in cash during the period	(4,278)	(22,371)
Cash and restricted cash at beginning of period	9,537	37,616
Cash and restricted cash at end of period	$5,259	$15,245
Supplemental disclosure of non-cash investing and financing activities
Common shares issued for business combinations	$-	$14,917
Assets acquired for contingent consideration	303	-
Common shares issued for other agreements	95	272
Operating lease additions to right of use assets	97	-

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Flora Growth Corp.

Notes to the condensed interim consolidated financial statements

For the three months ended March 31, 2023 and 2022

(In thousands of United States dollars, except shares and per share amounts)

1. NATURE OF OPERATIONS

Flora Growth Corp. (the “Company” or “Flora”) was incorporated under the laws of the Province of Ontario, Canada on March 13, 2019. The Company is manufacturer, distributor and an all-outdoor cultivator of global cannabis and pharmaceutical products and brands, building a connected, design-led collective of plant-based wellness and lifestyle brands. The Company’s registered office is located at 365 Bay Street, Suite 800, Toronto, Ontario, M5H 2V1, Canada and its principal place of business in the United States is located at 3406 SW 26th Terrace, Suite C-1, Fort Lauderdale, Florida 3312.

2. BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ( "U.S. GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2022. These unaudited condensed interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

These interim condensed consolidated financial statements have been prepared on a going concern basis, meaning that the Company will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.

Prior to January 1, 2023, Flora was a foreign private issuer reporting its financial statements under International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standard Boards. These consolidated financial statements, for all periods, are presented in accordance with U.S. GAAP.

Going concern

The accompanying interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue one year after the date these condensed interim consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

The Company had cash of $5.3 million at March 31, 2023, net loss of $3.9 million for the three months ended March 31, 2023, and an accumulated deficit of $94.0 million at March 31, 2023. Current economic and market conditions have put pressure on the Company’s growth plans. The Company’s ability to continue as a going concern is dependent on its ability to obtain additional capital. The Company believes that its current level of cash is not sufficient to continue investing in growth, while at the same time meeting its obligations as they become due. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these interim condensed consolidated financial statements. To alleviate these conditions, management is currently evaluating various cost reductions and other alternatives and may seek to raise additional funds through the issuance of equity, debt securities, through arrangements with strategic partners, through obtaining credit from financial institutions or otherwise. The actual amount that the Company may be able to raise under these alternatives will depend on market conditions and other factors. As it seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms or at all. The Company’s ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to it and its industry. The condensed interim consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of consolidation

These condensed interim consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions were eliminated on consolidation. Subsidiaries are entities the Company controls when it is exposed, or has rights, to variable returns from its involvement in the entity and can affect those returns through its power to direct the relevant activities of the entity. Subsidiaries are included in the consolidated financial results of the Company from the date of acquisition up to the date of disposition or loss of control. The Company’s subsidiaries and respective ownership percentage have not changed from the year ended December 31, 2022.

Flora Growth Corp.

Notes to the condensed interim consolidated financial statements

For the three months ended March 31, 2023 and 2022

(In thousands of United States dollars, except shares and per share amounts)

3. TRADE AND AMOUNTS RECEIVABLE

The Company’s trade and amounts receivable are recorded at amortized cost. The trade and other receivables balance as at March 31, 2023 and December 31, 2022 consists of trade accounts receivable, amounts recoverable from the Government of Canada for Harmonized Sales Taxes (“HST”), as well as Value Added Tax (“VAT”) from various jurisdictions, and other receivables.

	March 31, 2023	December 31, 2022
Trade accounts receivable	$7,235	$6,767
Allowance for expected credit losses	(3,024)	(2,988)
HST/VAT receivable	1,697	2,294
Other receivables	821	778
Total	$6,729	$6,851

Changes in the trade accounts receivable allowance in the three months ended March 31, 2023 relate to establishing an allowance for expected credit losses. There were no write-offs of trade receivables during the three months ended March 31, 2023. The Company has no amounts written-off that are still subject to collection enforcement activity as at March 31, 2023. The Company’s aging of trade accounts receivable is as follows:

March 31, 2023
Current	$2,069
1-30 Days	1,031
31-60 Days	343
61-90 Days	522
91-180 Days	439
180+ Days	2,831
Total trade receivables	$7,235

4. INVENTORY

Inventory is comprised of the following as at March 31, 2023 and 2022:

	March 31, 2023	December 31, 2022
Raw materials and supplies	$2,799	$3,153
Harvested cannabis	131	120
Work in progress	6	6
Finished goods	7,375	6,810
Total	$10,311	$10,089

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2023	December 31, 2022
Land	$657	$637
Buildings	1,965	1,875
Machinery and office equipment	3,044	2,853
Vehicles	73	71
Construction in progress	-	-
Total	5,739	5,436
Less: accumulated depreciation	(771)	(626)
Property, plant and equipment, net	$4,968	$4,810

Depreciation expense for the three months ended March 31, 2023 was $0.1 million (March 31, 2022 – less than $0.1 million) and was recorded in depreciation and amortization in the condensed interim consolidated statements of loss and comprehensive loss.

Flora Growth Corp.

Notes to the condensed interim consolidated financial statements

For the three months ended March 31, 2023 and 2022

(In thousands of United States dollars, except shares and per share amounts)

6. INVESTMENTS

As at March 31, 2023, the Company’s investments consisted of common shares in an early-stage European cannabis company. The Company purchased common shares from the investee for Euro 2.0 million ($2.4 million), purchased its first tranche of warrants from existing investors in exchange for 225,000 common shares of the Company, and obtained a second tranche of warrants from the investee as an inducement to exercise some of the first tranche of warrants. As at March 31, 2023, the Company owned approximately 9.6% of the investee, or approximately 9% on a diluted basis including exercisable warrants of other investors.

The warrants allowed the holder to purchase one common share of the investee for CAD 0.30 ($0.22) for the first tranche, and CAD 1.00 ($0.74) for the second tranche. The Company did not exercise the warrants and they expired on February 1, 2023. The Company recorded the remaining value of the warrants as a loss on changes in fair value of the investment during the three months ended March 31, 2023.

The Company’s cost of the investments was recorded based on the fair value of the consideration exchanged as at the respective transaction dates. The investee is not a publicly listed entity and has no active quoted prices for its common shares or warrants. The Company has elected the measurement alternative to record the common share investment at cost and test for impairment. The Company determined that no impairment indicators were present as at March 31, 2023. The Company also considers observable transactions of the common shares for indicators of fair value but there have been none.

A schedule of the Company’s investments activity is as follows:

	Investee common shares	Warrants CAD 0.30 exercise price	Warrants CAD 1.00 exercise price	Total
Financial asset hierarchy level	Level 3	Level 3	Level 3
Balance at December 31, 2022	$730	$34	$-	$764
Loss on changes in fair value	-	(34)	-	(34)
Balance at March 31, 2023	$730	$-	$-	$730

The loss on changes in fair value appears in the unrealized loss on changes in fair value caption in the condensed interim consolidated statements of loss and comprehensive loss.

The value of the investee common shares appears in the investment line on the condensed interim consolidated statement of financial position.

7. ASSET ACQUISITIONS AND BUSINESS COMBINATIONS

Original Hemp asset acquisition

On March 1, 2023, the Company completed its acquisition of all the assets operating under the brand “Original Hemp”. The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining Original Hemp did not meet the definition of a business as it did not have inputs, processes, and outputs in place that constituted a business under Topic 805. As a result, the transaction has been accounted for as an asset acquisition whereby all of the assets acquired and liabilities assumed are assigned a carrying amount based on relative fair values. Total purchase consideration was $0.3 million.

As consideration for the purchased assets of Original Hemp, the Company will pay an amount equal to 50% of the net profits received in connection with the sale of Original Hemp products until such a time that the Company will have paid a total of $0.2 million. Once the Company has paid $0.2 million, the Company will pay an amount equal to 10% of the net profits received in connection with the sale of Original Hemp products until such a time that the Company will have paid an additional amount of $0.4 million. As these entire amounts are considered contingent consideration, it was valued using discounted cash flow models utilizing two different rates, high and low. The significant inputs to the valuation include the estimated seven-year time period to accumulate the $0.6 million maximum payment and discount rates of 31.5%, high, and 17.0%, low, to estimate the present value of the future cash outflows. The resulting acquisition date fair value of $0.3 million contingent purchase consideration is classified within the contingent purchase considerations line on the statement of financial position. At March 31, 2023, the remaining balance outstanding was $0.3 million.

The purchase is accounted for as an asset acquisition with amounts allocated as at the acquisition date to each major class of assets as follows:

Inventory	$109
Intangible asset	194
Total net assets acquired	$303

Flora Growth Corp.

Notes to the condensed interim consolidated financial statements

For the three months ended March 31, 2023 and 2022

(In thousands of United States dollars, except shares and per share amounts)

Franchise Global Health Inc. (“FGH”) business combination

On December 23, 2022, the Company completed its acquisition of all the issued and outstanding common shares (the “Franchise Common Shares”) of FGH, a corporation existing under the laws of the Province of British Columbia, by way of a statutory plan of arrangement (the “Arrangement”) under the Business Corporations Act (British Columbia). FGH, through its wholly owned subsidiaries, is a multi-national operator in the medical cannabis and pharmaceutical industry with principal operations in Germany. The Company acquired FGH to expand its product offerings, accelerate its revenue growth, expand its customer and distribution capabilities in Germany and to improve synergies and cost savings.

The purchase consideration was comprised of 43,525,951 of Flora’s common shares (the “Flora Shares”), valued at $9.8 million, inclusive of a 7.5% fair value discount for the required ninety (90) day restrictive legend on the Flora Shares delivered to the former shareholders of FGH.

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

As part of the acquisition terms, Clifford Starke, our current President and a Director and the former Chief Executive Officer of FGH, together with certain affiliated entities under his control, entered into an agreement pursuant to which they agreed to indemnify the Company for certain potential liabilities of FGH and its subsidiaries, up to a maximum of $5.0 million. A total of $3.4 million of liabilities were recognized in the trade payables and accrued liabilities of FGH on the date of acquisition that were subject to this indemnification obligation. The Company believes it will be fully indemnified by the former CEO of FGH, and, as such, has recorded $3.4 million of indemnification receivables. The indemnified losses include:

1.

any losses that are related to the ownership or the operation of FGH and its Canadian subsidiaries, in each case prior to the closing of the Arrangement, that are unknown to the Company and that: (i) have not been disclosed or accounted for in FGH filings; or (ii) have not been disclosed in the FGH Disclosure Letter, in each case as at the date of the Arrangement Agreement;

2.	any losses that may arise from amounts owed or that may become owed to certain persons or in respect of certain matters identified in the indemnity agreement, as amended; and

3.

any fraud, intentional misrepresentation, willful breach, or willful misconduct on the part of FGH or any other entity identified in the indemnity agreement of any of the foregoing in connection with the indemnity agreement or the Arrangement Agreement

Flora Growth Corp.

Notes to the condensed interim consolidated financial statements

For the three months ended March 31, 2023 and 2022

(In thousands of United States dollars, except shares and per share amounts)

The intangible assets of $6.1 million are comprised of the following categories and estimated useful lives: supplier relationships of $2.4 million for five years, customer relationships of $2.3 million for five years, and licenses of $1.4 million for five years. The Company does not expect the goodwill and intangible asset values to be deductible for Canadian income tax purposes. The goodwill is assigned to the commercial and wholesale segment.

Just Brands LLC and High Roller Private Label LLC (collectively “JustCBD”) business combination

On February 24, 2022, Flora Growth U.S. Holdings Corp., a wholly owned subsidiary of the Company, completed the acquisition of 100% of the outstanding equity interests in each of (i) Just Brands LLC and (ii) High Roller Private Label LLC for total purchase consideration of $37.0 million. JustCBD is a manufacturer and distributor of consumable cannabinoid products, including gummies, tinctures, vape cartridges, and creams. JustCBD is based in Florida in the United States and was formed in 2017. The Company acquired JustCBD to expand its product offerings, accelerate its revenue growth, expand its customer and distribution capabilities in the United States and for the acquisition of human capital through JustCBD’s management team.

The purchase consideration was comprised of (i) $16.0 million of cash, less $0.2 million returned to the Company in August 2022 due to final calculated closing working capital falling short of the target working capital, (ii) 9.5 million common shares of the Company valued at $14.7 million, inclusive of a 15% fair value discount for the required six-month holding period of the shares, and (iii) $4.0 million of contingent purchase consideration. The contingent purchase consideration is based on a clause in the purchase agreement that provides that if at any time during the 24 months following the acquisition date, the five-day volume weighted average price (“VWAP”) per share of the Company’s common shares as quoted on the Nasdaq Capital Market fails to equal or exceed $5.00, then the Company shall issue a number of additional common shares to the sellers equal to the difference between (x) a fraction, the numerator of which is $47.5 million and the denominator of which is the highest five day VWAP at any point during the 24 months following the closing and (y) the 9.5 million common shares delivered to the sellers at the closing. In no event shall the Company be required to issue more than 3.65 million common shares unless, if required by applicable law, it shall have obtained the consent of the Company’s shareholders to do so. In the event the Company is required to deliver in excess of 3.65 million shares to the sellers (“Excess Shares”) and the Company shall not have obtained shareholder consent, if required, the Company may deliver cash to the sellers in lieu of such Excess Shares determined by a formula set forth in the purchase agreement. The contingent purchase consideration is classified as a financial liability within the contingent purchase considerations line on the statement of financial position as the Company may be required to settle any amounts due in cash instead of common shares if the Company’s common shareholders do not provide requisite shareholder approval to issue additional common shares.

The fair value of the contingent purchase consideration at February 24, 2022 was determined using a Monte Carlo simulation incorporating Brownian motion with 100,000 trials through a binomial model. The significant inputs to the valuation included the two-year time period, the Company’s closing share price at February 24, 2022 ($1.82), estimated Company common share volatility (100%), and risk-free rate of 1.5% to discount the ending result to present value.

The fair value of the contingent purchase consideration at March 31, 2023 was determined using a Monte Carlo simulation incorporating Brownian motion with 100,000 trials through a binomial model. The significant inputs to the valuation include the remaining time period, the Company’s closing share price at March 31, 2023 ($0.29), estimated Company common share volatility (110%), and risk-free rate of 4.7% to discount the ending result to present value. The Company determined that the balance of this contingent consideration at March 31, 2023 was $3.5 million, with the $0.9 million increase in the balance from December 31, 2022 recorded in the unrealized loss from changes in fair value caption in the condensed interim consolidated statements of loss and comprehensive loss.

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

Flora Growth Corp.

Notes to the condensed interim consolidated financial statements

For the three months ended March 31, 2023 and 2022

(In thousands of United States dollars, except shares and per share amounts)

The fair value of the trade receivables reflects a $0.3 million discount to the gross contractual amounts as allowance for potentially uncollectible amounts. The acquired provision for sales tax is discussed at Note 14 below.

The intangible assets of $4.5 million are comprised of the following categories and estimated useful lives: tradenames of $3.1 million for eight to nine years, customer relationships of $1.2 million for five to seven years, and know-how of $0.2 million for three years. The Company expects the goodwill and intangible asset values to be deductible for Unites States income tax purposes. The goodwill is assigned to the house of brands segment.

No Cap Hemp Co. business combination

On July 20, 2022, Just Brands LLC., a wholly owned subsidiary of the Company, acquired certain assets, assumed certain liabilities, retained certain employees and processes (together the “purchased assets”) of No Cap Hemp Co. (“No Cap”) for total purchase consideration of $0.9 million. No Cap is a manufacturer and distributor of high quality and affordable CBD products. No Cap is based in Florida in the United States and was formed in 2017. Just Brands LLC acquired No Cap to expand its product offerings and accelerate its revenue growth.

As consideration for the purchased assets of No Cap, Just Brands LLC will pay an amount equal to 10% of the sales of No Cap until such a time that Just Brands LLC will have paid a total of $2.0 million. Also on July 20, 2022, Just Brands LLC advanced $0.2 million to the former owners of No Cap. This $0.2 million will be settled prior to and in the same manner as the consideration for the purchased assets. As these entire amounts are considered contingent consideration, it was valued using discounted cash flow models utilizing two different rates, high and low. The significant inputs to the valuation include the estimated nine-year time period to accumulate the $2.0 million maximum payment and discount rates of 23.5%, high, and 14.3%, low, to estimate the present value of the future cash outflows. The resulting acquisition date fair value of $0.9 million contingent purchase consideration is classified within the contingent purchase considerations line on the statement of financial position. At March 31, 2023, the remaining balance outstanding was $0.9 million.

The purchase is accounted for as a business combination with amounts recognized as at the acquisition date for each major class of assets acquired and liabilities assumed are as follows:

Current assets
Trade receivables	$31
Inventory	725

Non-current assets
Goodwill	417
Total assets	$1,173

Current liabilities
Trade payables and accrued liabilities	(272)
Total liabilities	$(272)
Total net assets acquired	$901

The fair value of the trade receivables reflects a $0.2 million discount to the gross contractual amounts as allowance for potentially uncollectible amounts.

The Company expects the goodwill to be deductible for United States income tax purposes. The goodwill is assigned to the house of brands segment.

Flora Growth Corp.

Notes to the condensed interim consolidated financial statements

For the three months ended March 31, 2023 and 2022

(In thousands of United States dollars, except shares and per share amounts)

8. INTANGIBLE ASSETS AND GOODWILL

A continuity of intangible assets for the three months ended March 31, 20223 is as follows:

	License	Customer/Supplier Relationships	Trademarks and Brands	Patents	Non-Compete Agreements	Goodwill	Total
Cost
At December 31, 2022	$1,879	$7,703	$5,243	$4,530	$1,190	$23,633	$44,178
Additions	-	194	-	-	-	-	194
At March 31, 2023	$1,879	$7,897	$5,243	$4,530	$1,190	$23,633	$44,372

Accumulated Amortization
At December 31, 2022	$273	$386	$658	$621	$463	$-	$2,401
Additions	85	333	162	139	99	-	818
At March 31, 2023	$358	$719	$820	$760	$562	$-	$3,219

Foreign Currency translation	(53)	18	(15)	-	-	(261)	(311)
Net book value at March 31, 2023	$1,468	$7,196	$4,408	$3,770	$628	$23,372	$40,842

Amortization expense for the three months ended March 31, 2023 was $0.8 million (March 31, 2022 - $0.4 million) and was recorded in depreciation and amortization in the condensed interim consolidated statements of loss and comprehensive loss.

At March 31, 2023, the weighted average amortization period remaining for intangible assets was 5.9 years.

At March 31, 2023, the estimated future amortization expense related to intangible assets is as follows:

2023	$2,472
2024	3,190
2025	2,794
2026	2,781
2027	2,707
Thereafter	3,526
Total	$17,470

The Company’s goodwill is assigned to the following reporting units:

	Pharmaceuticals	Food and beverage	Vessel	JustCBD	Franchise	Total
Gross goodwill recorded prior to December 31, 2022	$1,413	$834	$19,675	$25,038	$3,732	$50,692
Impairment recorded prior to December 31, 2022	(1,413)	(834)	(19,675)	(5,398)	-	(27,320)
Net book value as at December 31, 2022	-	-	-	19,640	3,732	23,372
Net book value as at March 31, 2023	$-	$-	$-	$19,640	$3,732	$23,372

9. DEBT

Euro credit facility

The Company, through FGH, has a credit facility for 1.0 million Euro with Hypoverinsbank, secured by the trade and other receivables of one of the subsidiaries of FGH. As of March 31, 2023, the outstanding amount was 1.0 million Euros ($1.1 million USD). The credit facility has a rate of Euro Interbank Offer Rate (“Euribor”) plus 2.95% per year and was originally due January 10, 2023. The Company and the bank agreed to renew the credit facility on January 10, 2023, under the same terms. The interest on the credit facility resets every two months and the interest on the outstanding balance is paid monthly. There arrangement is open ended without a predetermined maturity date.

Flora Growth Corp.

Notes to the condensed interim consolidated financial statements

For the three months ended March 31, 2023 and 2022

(In thousands of United States dollars, except shares and per share amounts)

10. LEASES

The Company’s leases primarily consist of administrative real estate leases in Colombia, Germany and the United States, and the Company’s cultivation property in Santander, Colombia. Management has determined all the Company’s leases are operating leases through March 31, 2023. Information regarding the Company’s leases is as follows:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Components of lease expense
Operating lease expense	$366	$207
Short-term lease expense	73	206
Total lease expense	$439	$413

Other Information
Operating cash flows from operating leases	$364	$273
ROU assets obtained in exchange for new operating lease liabilities	97	728
Weighted-average remaining lease term in years for operating leases	3.4	3.8
Weighted-average discount rate for operating leases	7.7%	8.5%

Maturities of operating lease liabilities as of March 31, 2023 are as follows:

Thousands of United States dollars	Operating Leases
2023	$1,411
2024	661
2025	448
2026	394
2027	167
Thereafter	186
Total future lease payments	3,267
Less: imputed interest	(412)
Total lease liabilities	2,855
Less: current lease liabilities	(1,241)
Total non-current lease liabilities	$1,614

Most of the Company’s leases contain renewal options to continue the leases for another term equivalent to the original term, which are generally up to two years. The lease liabilities above include renewal terms that management has executed or is reasonably certain of renewing, which only included leases that would have expired in 2023.

11. SHARE CAPITAL

Authorized and issued

The Company is authorized to issue an unlimited number of common shares, no par value.

The Company had the following significant common share transactions:

Three months ended March 31, 2023

OTHER ISSUANCES

On January 31, 2023, the Company entered into a settlement agreement with a third party pursuant to which the Company issued 325,000 common shares of the Company, valued at $0.1 million, to a third party to settle a legal dispute that arose in April 2019. See Note 14.

See Note 18 for subsequent issuance of shares.

Flora Growth Corp.

Notes to the condensed interim consolidated financial statements

For the three months ended March 31, 2023 and 2022

(In thousands of United States dollars, except shares and per share amounts)

12. SHARE BASED COMPENSATION

The Company’s 2022 Incentive Compensation Plan (the “2022 Plan”) and its previous “‘rolling” stock option plan (the “Prior Plan”) are described in the Company’s 2022 Form 10-K.

OPTIONS

Stock options granted under the Prior Plan are non-transferable and non-assignable and may be granted for a term not exceeding five years. Under the 2022 Plan, stock options may be granted with a term of up to ten years and in the case of all stock options, the exercise price may not be less than 100% of the fair market value of a Common Share on the date the award is granted. Stock option vesting terms are subject to the discretion of the Compensation Committee of the Company’s Board of Directors. Common shares are newly issued from available authorized shares upon exercise of awards. The Company no longer makes new grants of stock options under the Prior Plan.

Information relating to share options outstanding and exercisable as at March 31, 2023 and December 31, 2021 is as follows:

Options Outstanding
	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding balance, December 31, 2022	5,805	$1.71	4.2	$64
Granted	100	$0.35	10.0	-
Cancelled	(407)	$2.60	3.0	-
Outstanding balance, March 31, 2023	5,498	$1.62	4.1	$108
Exercisable balance, March 31, 2023	4,013	$1.95	2.8	$108

The total expense related to the options granted in the three months ended March 31, 2023 was $0.1 million (2022 - $1.5 million). This expense is included in the share based compensation line on the condensed interim consolidated statements of loss and comprehensive loss. Generally, the options granted in 2023 and 2022 vest one to two years following the date of grant provided that the recipient is still employed or engaged by the Company.

At March 31, 2023 the total remaining stock option cost for nonvested awards is expected to be $0.3 million over a weighted average future period of 1.3 years until the awards vest.

See Note 18 for subsequent forfeiture of options.

RESTRICTED STOCK AWARDS

Information relating to restricted stock awards outstanding as at March 31, 2023 and December 31, 2022:

	Number of restricted stock awards	Weighted average grant date fair value
	Thousands
Balance, December 31, 2022	2,918	$0.68
Granted	1,040	0.35
Balance, March 31, 2023	3,958	$0.59

The total expense related to the restricted stock awards in the three months ended March 31, 2023 was $0.5 million (2022 - nil). This expense is included in the share based compensation line on the condensed interim consolidated statements of loss and comprehensive loss.

The outstanding restricted stock awards vest over the next three years provided the award holder is still employed or engaged by the Company. As of March 31, 2023, the Company had $1.4 million of unrecognized compensation expense related to restricted stock awards which will be recognized over the next three years.

See Note 18 for subsequent forfeiture of restricted share awards.

Flora Growth Corp.

Notes to the condensed interim consolidated financial statements

For the three months ended March 31, 2023 and 2022

(In thousands of United States dollars, except shares and per share amounts)

13. WARRANTS

The following summarizes the number of warrants outstanding as of March 31, 2023:

	Number of warrants	Weighted average exercise price
	Thousands
Balance, December 31, 2022	19,210	$1.24
Exercised	0	0.40
Balance, March 31, 2023	19,210	$1.24

Date of expiry	Warrants outstanding	Exercise price	Grant date fair value	Remaining life in years
	Thousands
November 18, 2026	4,425	$3.75	$6,700	3.64
November 18, 2026	1,325	0.40	422	3.64
November 18, 2027	460	3.30	1,055	4.64
December 8, 2027	12,500	0.40	2,033	4.69
December 8, 2027	500	0.44	149	4.69
	19,210	$1.24	$10,359	4.38

14. COMMITMENTS AND CONTINGENCIES

Provisions

The Company’s current known provisions and contingent liabilities consist of the following as of March 31, 2023.

	Termination benefits	Legal disputes	Sales tax	Total
Balance as at December 31, 2022	$183	$3,030	$1,831	$5,044
Payments/Settlements	(183)	(98)	-	(281)
Additional provisions	-	-	193	193
Foreign currency translation	-	42	-	42
Balance as at December 31, 2022	$-	$2,974	$2,024	$4,998

The legal disputes balance as of March 31, 2023 involves a former shareholder of ACA Muller, an entity that was part of the Company’s acquisition of FGH in December 2022, who filed a statement of claim against a wholly owned subsidiary of the Company in the Constance Regional Court in Germany. While the Company believes that this claim is without merit, at this time the Company believes it is probable that a liability has been incurred and the Company is able to reasonably estimate the loss of $2.9 million. As a result, without acknowledgement (explicitly or implicitly) of any amount of liability arising from this claim, the Company recognized a provision of $2.9 million to reflect the value of the claim. This dispute is covered under the indemnification agreement between the Company and the former Chief Executive Officer and shareholder of FGH as discussed in Note 7. The Company intends to vigorously defend itself through appropriate legal proceedings. The $2.9 million is recorded within contingencies and within indemnification receivables on the condensed consolidated statements of financial.

The Sales tax relates to estimated amounts owed to certain jurisdictions in the Unites States for sales from the Company’s JustCBD operations. The ending balance is recorded within contingencies on the condensed consolidated statement of financial position, and additions to the provision as a reduction of revenue on the condensed consolidated statements of loss and comprehensive loss.

Legal proceedings

The Company records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and where liability is probable. The Company is engaged from time-to-time in various legal proceedings and claims that have arisen in the ordinary course of business. The outcome of all the proceedings and claims against the Company is subject to future resolution, including the uncertainties of litigation. Based on information currently known to the Company and after consultation with outside legal counsel, management believes that the probable ultimate resolution of any such proceedings and claims, individually or in the aggregate, will not have a material adverse effect on the financial condition of the Company, taken as a whole as at March 31, 2023.

Flora Growth Corp.

Notes to the condensed interim consolidated financial statements

For the three months ended March 31, 2023 and 2022

(In thousands of United States dollars, except shares and per share amounts)

On June 21, 2022, an action was brought against the Company in the Ontario Superior Court of Justice by Gerardo Andres Garcia Mendez claiming that the Company is obligated to issue 3.0 million (pre-one-for three reverse stock split) common shares to him for a purchase price of $0.05 per share. Mr. Mendez claims he is entitled to such shares as a result of alleged consulting services he performed in 2019. The Company disputes his claims and intends to vigorously defend against this action. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of March 31, 2023.

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

On February 3, 2023, an action was brought in the Ontario Superior Court of Justice by Nathan Shantz and Liberacion e Inversiones S.A. against various parties including Clifford Starke, FGH’s former Chief Executive Officer, and FGH. The statement of claim alleges that, prior to the closing of the Arrangement, 8,831,109 FGH shares purportedly owned by the plaintiffs were wrongfully transferred to third parties by Mr. Starke. FGH has been named as a defendant by virtue of the alleged wrongful conduct by Mr. Starke. The plaintiffs are seeking damages of $3.9 million. The defendants have all brought motions to stay the proceedings on the grounds that the Ontario court lacks jurisdiction over the claim. In the event FGH should incur any losses in connection with this matter, such losses are to be indemnified by Mr. Starke subject to the maximum threshold of the indemnity agreement.

The total amount claimed against the former entities of FGH currently exceeds the maximum $5.0 million of the indemnification agreement. However, the Company is estimating the likelihood of loss in these cases will not exceed $5.0 million.

15. LOSS PER SHARE

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive as the Company has a net loss for each period presented:

	March 31, 2023	December 31, 2022
Stock options	5,498	5,805
Warrants	19,210	19,210
Restricted stock awards	3,958	2,917
JustCBD potential additional shares to settle contingent consideration	13,141	13,141
Total anti-dilutive	41,807	41,073

16. FINANCIAL INSTRUMENTS

Fair value

The Company’s financial instruments measured at amortized cost as at March 31, 2023 and December 31, 2022 consist of cash, trade and amounts receivable, loans receivable, trade payables, contingencies, accrued liabilities, contingent purchase consideration liabilities, lease liabilities, and debt and loans payable. The amounts reflected in the condensed interim consolidated statements of financial position approximate fair value due to the short-term maturity of these instruments.

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

The Company’s long-term investments require significant unobservable inputs and as discussed at Note 6, are measured at FVPL and as a Level 3 fair value financial instrument within the fair value hierarchy as at March 31, 2023. As discussed in Note 7, the Company’s contingent purchase considerations consist of the estimated fair value of contingent purchase consideration from the acquisition of JustCBD in February 2022. The amount is measured at FVPL as a Level 2 fair value financial instrument within the fair value hierarchy as at March 31, 2023. As valuations of investments for which market quotations are not readily available are inherently uncertain, may fluctuate within short periods of time and are based on estimates, determination of fair value may differ materially from the values that would have resulted if a ready market existed for the investments. Such changes may have a significant impact on the Company’s financial condition or operating results.

Flora Growth Corp.

Notes to the condensed interim consolidated financial statements

For the three months ended March 31, 2023 and 2022

(In thousands of United States dollars, except shares and per share amounts)

The following tables present information about the Company’s financial instruments and their classifications as at March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Fair value measurements at March 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Financial assets:
Investments (Note 6)	$-	$-	$730	$730

Financial liabilities:
Contingent purchase consideration from business combinations (Note 7)	$-	$3,495	$-	$3,495

Fair value measurements at December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Financial assets:
Investments (Note 6)	$-	$-	$734	$734

Financial liabilities:
Contingent purchase consideration from business combinations (Note 7)	$-	$2,645	$-	$2,645

17. SEGMENTED INFORMATION

The Company reports its financial results for the following three operating segments, which are also its reportable segments: commercial and wholesale (primarily FGH and Cosechemos subsidiaries), house of brands (primarily JustCBD, Vessel and Kasa Wholefoods Company subsidiaries), and pharmaceuticals (primarily Grupo Farmaceutico Cronomed and Breeze Laboratory subsidiaries). These segments reflect how the Company’s operations are managed, how the Company Chief Executive Officer, who is the chief operating decision maker, allocates resources and evaluates performance, and how the Company’s internal management financial reporting is structured.

The Company’s operates its manufacturing and distribution business its United States, Germany, and Colombia subsidiaries. The Company also is engaged in the growth, cultivation, and development of medicinal cannabis and medicinal cannabis derivative products through its Colombia Cosechemos subsidiary. Management has defined the reportable segments of the Company based on this internal business unit reporting, which is by major product line, and aggregates similar businesses into the house of brands segment below. The Corporate segment reflects balances and expenses that do not directly influence business unit operations.

Information regarding the Company’s segments is summarized as follows:

	For the three months ended	For the three months ended
	March 31, 2023	March 31, 2022
Net Sales
Commercial & Wholesale	$7,956	$4
House of Brands	14,199	5,063
Pharmaceuticals	356	661
Eliminations	(2,404)	(782)
	$20,107	$4,946

Net Loss
Commercial & Wholesale	$(389)	$(369)
House of Brands	(347)	(1,110)
Pharmaceuticals	(248)	(28)
Corp & Eliminations	(2,921)	(6,123)
	$(3,905)	$(7,630)

As at	March 31, 2023	December 31, 2022
Assets
Commercial & Wholesale	$21,876	$22,225
House of Brands	48,827	48,950
Pharmaceuticals	3,380	3,313
Corp & Eliminations	2,957	6,499
	$77,040	$80,987

Flora Growth Corp.

Notes to the condensed interim consolidated financial statements

For the three months ended March 31, 2023 and 2022

(In thousands of United States dollars, except shares and per share amounts)

Disaggregation of net sales by geographic area:

	For the three months ended	For the three months ended
	March 31, 2023	March 31, 2022
Net Sales
United States	$11,014	$4,168
Germany	7,958	-
Colombia	773	643
United Kingdom	362	135
	$20,107	$4,946

18. SUBSEQUENT EVENTS

CHANGE IN MANAGEMENT AND DIRECTORS

On April 12, 2023, Luis Merchan tendered his resignation as both Chairman of the Board of Directors (the “Board”) of the Company and as the Company’s Chief Executive Officer, with such resignation becoming effective on such date (the “Merchan Separation Date”). Mr. Merchan’s resignation from the Board was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In connection with Mr. Merchan’s resignation, on the Merchan Separation Date, the Company entered into a Separation Agreement and Release with Mr. Merchan, pursuant to which Mr. Merchan will be entitled to the following benefits:

•	a cash severance payment in the amount of $0.4 million, representing one years’ base salary, paid in eight equal monthly instalments commencing May 1, 2023;
•	a cash payment of less than $0.1 million to cover health insurance premiums for a period of twelve months, payable on December 1, 2023; and
•	1,600,000 newly privately issued shares of the Company’s common shares, no par value, issued on April 26, 2023.

On April 16, 2023, the Board appointed Hussein Rakine, the current President of the Company’s subsidiary, JustCBD, as the Company’s Chief Executive Officer (principal executive officer) and as a Director, in each case effective on April 16, 2023. The Board appointed Dr. Rakine as a Director to fill the vacancy created by Mr. Merchan’s resignation, as described above, and Dr. Rakine will serve as a Director until the next election of directors at the Company’s 2023 annual meeting of shareholders and until his successor shall be elected and qualified, or until his earlier death, resignation, retirement, disqualification or removal. As part of the employment agreement between the Company and Dr. Rakine, 1,200,000 restricted stock awards were granted to Dr. Rakine on April 16, 2023 under the Company’s 2022 Plan. These restricted stock awards will vest on June 7, 2023.

GOVERNMENT ASSESSMENT IN COLOMBIA

In April of 2023, the National Directorate of Taxes and Customs of Colombia (“DIAN”) initiated an inquiry for potential non-compliance of local customs and exchange regulations at one of the Company’s Colombian entities. The transactions in question mainly occurred prior to the Company’s acquisition of this entity in December 2020. The Company is currently working to obtain supporting documentation for this matter and the Company will continue to cooperate with DIAN to resolve this issue. However, the Company believes a loss is reasonably possible and cannot currently estimate the amount of the loss.

OTHER

Subsequent to March 31, 2023, a total of 898,483 restricted shares were forfeited and a total of 367,347 options were forfeited.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented. This discussion should be read in conjunction with (a) our unaudited condensed consolidated financial statements and related notes contained elsewhere in Part I, Item 1, “Financial Statements” of this Quarterly Report, and (b) Part I, Item 1A “Risk Factors”, Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes in our 2022 Annual Report. As discussed in the section above titled “Cautionary Statement Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below and included under Part I, Item 1A in our 2022 Annual Report.

Amounts are expressed in United States dollars (“$” or “USD”) unless otherwise stated to be in Canadian dollars (“CAD”), Euro (“€” or “EUR”), or Colombia pesos (“COP”). Amounts stated in foreign currencies include approximate USD amounts based on exchange rates on March 31, 2023. Variance, ratio, and percentage changes in this section are based on unrounded numbers. This section reports the Company’s activities through March 31, 2023, unless otherwise indicated.

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

Commercial & Wholesale

The Company’s Commercial and Wholesale pillar encompasses the cultivation, transformation, and movement of cannabis and the distribution of pharmaceutical products to international markets. This pillar is anchored by Flora’s wholly owned subsidiary, Phatebo, a multi-national operator in pharmaceutical and medical cannabis distribution, with principal operations in Germany, and Cosechemos, our 249-acre licensed cultivation facility in Girón, Colombia. With a bi-annual quota of 44,000 kgs of psychoactive cannabis issued by the Colombian government, Flora can grow, harvest, transform, and distribute its harvest to around the world where medical cannabis is legal. To date, the Company has not exported material amounts of cannabis. See “—Factors Impacting our Business—Delays in achieving full cultivation potential” below for more details.

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

Factors Impacting our Business

Delays in achieving full cultivation potential. The prime factor affecting the Company’s liquidity position and inability to realize its business plan in the normal course of operations stems from challenges pertaining to its cultivation operations in Colombia. To date, the Company has not produced and cultivated material quantities of cannabis for export. The Company produces Good Agriculture and Collection Process (“GACP”) cannabis that is used as an Active Pharmaceutical Ingredient (“API”) in medical grade or European Good Manufacturing Process (“EuGMP”) prescription cannabis. The ongoing process to export and convert the cannabis material has proven to be more time consuming than anticipated. The process of exporting and converting is also highly impacted by the evolving regulatory landscapes in Colombia, Portugal, Germany and Australia. While there is no assurance of success, the Company is in the process of ameliorating these challenges. Should it not be successful in generating material revenues from its Colombian cultivation operations in the immediate term, the Company would continue to face significant cash flow deficiencies, which would result in the continued need for additional access to capital. In addition, failure to raise capital on favorable terms or at all may force the Company to pursue a strategic review of its Colombian operations.

Challenges in realization of overhead reductions. The Company’s operating expenses currently exceed its gross profit generated. Management continues to implement various cost-saving initiatives in an effort to lower overhead costs. However, the Company has not yet reached the critical balance in reducing overhead to meet both the existing and potential market demand in aggregate. If the Company fails to reduce its operating expenses in the long term, it will continue to face significant cash flow deficiencies in the future and continue to be reliant on debt and/or equity financings to fund operations.

Acquisition strategy disadvantages include significant transaction costs and liabilities of our acquirees. The Company has historically been opportunistic and pursues acquisitions from time to time that management believes will be complementary to or synergistic to the Company’s existing business. However, any such acquisitions require the Company to incur heightened upfront transaction costs and require the Company to assume certain liabilities from the acquired company. In addition, while the Company believes such acquisitions will provide enhanced value in the long term, it is possible that the anticipated synergies from the acquisition may never be realized. For example, the Company acquired JustCBD in February 2022 and Franchise Global Health Inc. (“FGH”) in December 2022. In connection with the acquisition of JustCBD, the Company incurred $0.6 million in transaction costs in the first quarter of 2022, which included legal and consulting fees incurred by the Company. In addition, we assumed $4.0 million in liabilities, which included $0.6 million of lease liabilities and other ordinary course operating liabilities. In connection with the acquisition of FGH, the Company incurred $0.5 million in transaction costs in the fourth quarter of 2022, which included legal and consulting fees incurred by the Company. In addition, we assumed $9.1 million in liabilities, which included $1.3 million of outstanding legal fees of FGH prior to the acquisition, $1.1 million of debt, $3.4 million of indemnified liabilities and other ordinary course operating liabilities. During the first fiscal quarter of 2023 the Company paid $1.0 million related to the acquisition of FGH, of which $0.7 million was related to outstanding FGH liabilities and $0.3 million was related to the Company’s costs pertaining to the acquisition.

Diversification of cashflows. Our sources of cash are diversified across geographic and product lines. Revenues are concentrated primarily in Germany, the United States and Colombia, spanning pharmaceuticals, hemp and non-hemp consumer products and medicinal cannabis.

Low-cost cannabis production and high-margin distribution. We aim to achieve economies of scale by sourcing medical cannabis and benefiting from production in low-cost jurisdictions across the globe. We then intend to utilize our cannabis and distribution networks to sell product in countries at an accretive margin. Provided we are able to overcome delays in achieving full cultivation potential and successfully navigate the uncertain regulatory environment for our cannabis products, Flora believes it is well-positioned to act as both an exporter and importer of medicinal cannabis from our production facilities in Colombia to our distribution network in Germany where the supply of medicinal cannabis is largely dependent on imports.

International cannabis developments. Flora’s growth is embedded in the expansion, regulation and legalization of medicinal and recreational cannabis and cannabis derivative products across the world. While medicinal cannabis has been regulated at the federal level in multiple countries, the Company is focused on the most robust markets in Germany and the European Union. We remain tuned to international developments as potentially lucrative medicinal cannabis markets open.

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

Public Company Costs

Following the consummation of our initial public offering, we became a public company, which has required the hiring of additional staff and implementation of processes and procedures to address public company regulatory requirements and customary practices. We expect to continue to incur substantial additional annual expenses for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external costs for investor relations, accounting, audit, legal, corporate secretary and other functions.

Bid Price Deficiency

On January 6, 2023, the Company received an extension of 180 calendar days from the Nasdaq Stock Market LLC (“Nasdaq”) to regain compliance with the Nasdaq’s minimum $1.00 bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market (the “Bid Price Requirement”), following the expiration of the initial 180 calendar days period to regain compliance on January 4, 2023. The receipt of the extension was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the Bid Price Requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

As a result of the extension, the Company now has until July 3, 2023 to regain compliance with the Bid Price Requirement. If at any time before July 3, 2023, the bid price of the Company’s common shares closes at or above US$1.00 per share for a minimum of 10 consecutive business days (which may be extended in Nasdaq’s sole discretion), Nasdaq will provide written notification to the Company that it has achieved compliance with the Bid Price Requirement. If the Company chooses to implement a reverse stock split to regain compliance, it must complete the reverse stock split with sufficient time remaining prior to July 3, 2023 to timely regain compliance.

If the Company does not regain compliance with the Bid Price Requirement by July 3, 2023, Nasdaq will provide written notification to the Company that its shares will be subject to delisting. At such time, the Company may appeal the delisting determination to a Nasdaq Hearings Panel. The Company would remain listed pending the Panel’s decision. There can be no assurance that, if the Company does appeal a subsequent delisting determination, such appeal would be successful. This current notification from Nasdaq has no immediate effect on the listing or trading of the Company’s shares, which will continue to trade on the Nasdaq Capital Market under the symbol FLGC.

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

The Company’s contracts with customers for the sales of products consist of one performance obligation. Revenue from product sales is recognized at the point in time when control is transferred to the customer, which is on shipment or delivery, depending on the contract terms. The Company’s payment terms generally range from 0 to 30 days from the transfer of control, and sometimes up to six months.

Cost of sales

The Company includes the cost of raw materials and supplies, cannabis, purchased finished goods and changes in inventory reserves in cost of sales for each of its three reportable segments. Raw materials include the purchase cost of the materials, freight-in and duty. Cannabis costs are incurred during the cannabis growing and production process. These costs include materials, labor and manufacturing overhead used in the growing and production processes. Finished goods include the cost of direct materials and labor and a proportion of manufacturing overhead allocated based on normal production capacity. Inventory reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The primary factors that can impact cost of goods sold on a period-to-period basis include the volume of products sold, the mix of products sold, third-party quality costs, transportation, overhead allocations and changes in inventory provisions.

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

Income Tax

Income tax consists of primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Results of Operations

The following tables provide sets forth the Company’s consolidated results of operations for the three months ended March 31, 2023 and 2022 (in thousands). The period-to-period comparisons of the Company’s historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data have been derived from our unaudited condensed interim consolidated financial statements for the three months ended March 31, 2023 and 2022 included elsewhere in this Quarterly Report.

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Revenue	$20,107	$4,946
Cost of sales	14,630	2,276
Gross profit	5,477	2,670
Consulting and management fees	4,040	2,444
Professional fees	33	1,249
General and administrative	528	922
Promotion and communication	1,314	2,549
Travel expenses	139	242
Share based compensation	654	1,526
Research and development	16	210
Operating lease expense	366	207
Depreciation and amortization	942	454
Bad debt expense	29	1
Other expenses, net	493	528
Operating loss	(3,077)	(7,662)
Non-operating expenses (income)	894	(32)
Net loss before taxes	(3,971)	(7,630)
Income tax benefit	(66)	-
Net loss for the period	$(3,905)	$(7,630)

Revenue

Revenue totaled $20.1 million and $4.9 million for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily driven by the following acquisitions:

•	JustCBD contributed $12.1 million in the three months ended March 31, 2023 compared to $3.5 million in the three months ended March 31, 2022. If JustCBD was acquired at January 1, 2022, the Company’s revenue and net loss would have increased by approximately $5.2 million and $1.6 million, respectively, during the three months ended March 31, 2022.
•	Vessel contributed $1.7 million compared to $1.5 million in the three months ended March 31, 2022.
•	FGH contributed $8.0 million. If FGH was acquired at January 1, 2022, the Company’s revenue and net loss would have increased by approximately $13.1 million and $13.4 million, respectively, during the three months ended March 31, 2022.
•	The remaining decrease in revenue of $1.6 million is related to lower revenues in the pharmaceuticals segment and increased intercompany eliminations pertaining to sales between Company subsidiaries that reduce revenue.

Revenues generated for the three months ended March 31, 2023 by the House of Brands segment were $14.2 million compared to revenues generated for the three months ended March 31, 2022 of $5.1 million. The increase is primarily related to the acquisitions of JustCBD in February 2022, which contributed $12.1 million and $3.5 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

Revenues generated for the three months ended March 31, 2023 by the pharmaceuticals segment were $0.4 million compared to revenues generated for the three months ended March 31, 2022 of $0.7 million. The decrease is primarily due to supply chain issues and lower demand for dermo-cosmetic products in Colombia.

Revenues generated for the three months ended March 31, 2023 by the commercial and wholesale segment were $8.0 million compared to revenues generated for the three months ended March 31, 2022 of less than $0.1 million. The increase was driven by the acquisition of FGH in December 2022, which contributed $8.0 million.

Gross Profit

Gross profit totaled $5.5 million and $2.7 million for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily driven by the acquisitions of FGH and JustCBD, which contributed $0.6 million and $4.0 million, respectively, in the three months ended March 31, 2023. In the comparative period, JustCBD contributed $1.7 million and FGH did not contribute as it was acquired in December 2022. The remaining fluctuations are largely related to Vessel, which contributed $0.7 million in the three months ended March 31, 2023 compared to $0.5 million in the three months ended March 31, 2022, which was partially offset by reduced margins in Colombia brands driven by unfavorable product mix and the increased use of promotional discounts. As a percentage of net sales, or gross margin, the Company reported 27% and 54% for the three months ended March 31, 2023 and 2022, respectively. The decrease is primarily due to the acquisition of FGH, which distributes relatively lower margin pharmaceuticals.

Operating Expenses

Operating expenses totaled $8.6 million and $10.3 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The decrease was primarily driven by reduced promotion and communication, professional fees and share based compensation expenses.

Consulting and Management Fees

Consulting and management fees were $4.0 million for the three months ended March 31, 2023 compared to $2.4 million for the three months ended March 31, 2022. These fees are related to employment and consulting contracts with most of the Company’s management, as well as directors. The $1.6 million increase is primarily related to the acquisition of FGH, which contributed $0.6 million as well as $1.0 million in increased staffing to support expanded and future operations.

Professional Fees

Professional fees totaled less than $0.1 million for the three months ended March 31, 2023 compared to $1.2 million for the three months ended March 31, 2022. These expenses are associated with legal, accounting and audit services. In the period ended March 31, 2023, the Company made a concerted effort to reduce professional fees and receive credit notes from certain service providers. In the period ended March 31, 2022, professional fees included one-time acquisition and transaction related costs relating to the Company’s acquisition of JustCBD.

General and Administrative Expenses

General and administrative expenses totaled $0.5 million for the three months ended March 31, 2023 compared to $0.9 million for the three months ended March 31, 2022. The decrease is primarily due to the Company’s efforts to reduce general and administrative expenses.

Promotion and Communication Expenses

Promotion and communication expenses totaled $1.3 million for the three months ended March 31, 2023 compared to $2.5 million for the three months ended March 31, 2022. The $1.2 million decrease is primarily due to cost-cutting initiatives by the Company aimed at the minimization of corporate overhead. Promotion expenses incurred in the period largely relate to the nature of JustCBD’s business model, which is centered around promoting its products as a method for stimulating revenue growth.

Travel Expenses

Travel expenses totaled $0.1 million for the three months ended March 31, 2023 compared to $0.2 million for the three months ended March 31, 2022. These expenses were for various trips related to the subsidiaries and the Company’s promotional activities.

Share-based Compensation Expenses

Share based compensation expenses totaled $0.7 million for the three months ended March 31, 2023 compared to $1.5 million for the three months ended March 31, 2022. These expenses represent the amortization of the fair value of share-based payments. The $0.8 million decrease is primarily due to the stock options granted late in 2021 and in the first quarter of 2022, as well as restricted stock awards granted and expended in the first quarter of 2022 compared to minimal grants in the first quarter of 2023.

Research and Development Expenses

Research and development expenses totaled less than $0.1 million for the three months ended March 31, 2023 compared to $0.2 million for the three months ended March 31, 2022. Research and development expenses have been minimized in the period ended March 31, 2023 whereas in the period ended March 31, 2022 they consisted primarily of contract research fees, manufacturing, consultant fees, and study related costs related to cultivation of cannabis in Colombia for the Cosechemos business, as well as costs related to the launch of new brands for the Vessel business.

Operating Lease Expenses

Operating lease expenses totaled $0.4 million for the three months ended March 31, 2023 compared to $0.2 million for three months ended March 31, 2022. The $0.2 million increase is primarily due to the acquisition of FGH and its accompanying facility and vehicle leases.

Depreciation and Amortization Expense

Depreciation and amortization expenses totaled $0.9 million for the three months ended March 31, 2023 compared to $0.5 million for the three months ended March 31, 2022. The $0.4 million increase is primarily due to the acquisition of FGH, and the corresponding amortization of the intangible assets acquired.

Bad Debt Expense

Bad debt expense totaled less than $0.1 million for the three months ended March 31, 2023 and 2022. The amounts reflect the Company’s estimate of lifetime expected losses related to outstanding trade receivables.

Other Expenses

Other expenses totaled $0.5 million for the three months ended March 31, 2023 and 2022. For both periods, these expenses consist mainly of insurance, repairs and maintenance and royalties partially offset by miscellaneous incomes.

Non-operating Expenses

We incurred $0.9 million in non-operating expenses for the three months ended March 31, 2023 compared to non-operating income of less than $0.1 million for the three months ended March 31, 2022. These expenses consist of unrealized losses from changes in fair value, interest (income) expense and foreign exchange loss. The increase is primarily due to a $0.9 million loss on the value of the contingent consideration related to the JustCBD acquisition.

Income Tax Benefit

We recognized $0.1 million and $0 in income tax benefit for the three months ended March 31, 2023 and 2022, respectively. Our effective tax rate during the periods ended March 31, 2023 and 2022 was 1.7% and 0%, respectively. We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we consider such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to believe our deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance remains recorded against net deferred taxes as of March 31, 2023 and 2022.

Net loss

We incurred a net loss of $3.9 million and $7.6 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in net loss is primarily driven by lower operating expenses of $1.8 million, and an increased gross profit of $2.8 million.

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

The reconciliation of the Company’s Adjusted EBITDA, a non-U.S. GAAP financial measure, to net loss, the most directly comparable U.S. GAAP financial measure, for the three months ended March 31, 2023 and 2022 is presented in the table below:

(In thousands of United States dollars)	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Net loss for the period	$(3,905)	$(7,630)
Income tax benefit	(66)	-
Interest expense (income)	23	(21)
Depreciation and amortization	942	454
Non-operating income (1)	(12)	(11)
Share based compensation	654	1,526
Unrealized loss from changes in fair value (2)	883	-
Charges related to the flow-through of inventory step-up on business combinations	45	1,631
Other acquisition and transaction costs (3)	-	651
Adjusted EBITDA	$(1,436)	$(3,400)
Adjusted EBITDA Margin %	-7.1%	-68.7%

(1)	Non-operating expense includes foreign exchange losses.
(2)	Unrealized loss from changes in fair value includes changes in the value of the Company’s contingent consideration associated with its acquisition of JustCBD.
(3)	Other acquisition and transaction costs are one-time legal and due-diligence fees related to business combinations.

Liquidity and Capital Resources

Since the Company’s inception, we have funded our operations and capital spending through cash flows from product sales and proceeds from the sale of our capital stock. The Company is generating cash from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support our business growth and expansion. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows for the foreseeable future. Our current, principal sources of liquidity are cash and cash equivalents provided by our operations and prior equity offerings. Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents were $5.3 million and $9.5 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they come due within twelve months from the date the condensed interim consolidated financial statements were issued. The condensed interim consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to execute its operating plans through the remainder of 2023 and beyond depends on its ability to obtain additional funding through equity offerings, debt financing, or other forms of financing to meet planned growth requirements and to fund future operations, which may not be available on acceptable terms, or at all. If we are unable to raise the requisite funds, we will need to curtail or cease operations. See Note 2 to the Company’s unaudited condensed interim consolidated financial statements included elsewhere in this Quarterly Report and to the Company’s audited consolidated financial statements for the years ended December 31, 2022, and 2021, included in the 2022 Annual Report, for more information, and “Part I., Item IA Risk Factors – Management has performed an analysis of our ability to continue as a going concern, and has determined that, based on our current financial position, there is a substantial doubt about our ability to continue as a going concern” in the Company’s 2022 Annual Report. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In the long term, we will be required to obtain additional financing to fund our current planned operations, which may consist of incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. There can be no assurance that the Company will be able to obtain additional funds on terms acceptable to it, on a timely basis or at all. The failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the results of operations, and financial condition. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing shareholders will be diluted. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Cash Flows

The following table sets forth the major components of the Company’s condensed consolidated statements of cash flows for the periods presented.

(In thousands of United States dollars)	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Cash used in operating activities	$(4,324)	$(6,561)
Cash (used in) from financing activities	(19)	193
Cash used in investing activities	(102)	(15,644)
Effect of exchange rate change	167	(359)
Change in cash during the period	(4,278)	(22,371)
Cash, beginning of period	9,537	37,616
Cash, end of period	$5,259	$15,245

Cash used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 and 2022 totaled $4.3 million and $6.6 million, respectively. Cash flows used in operating activities for the periods ended March 31, 2023 and 2022 were due primarily to operating expenses exceeding the gross profit for the periods.

Cash (used in) provided by Financing Activities

Net cash (used in) provided by financing activities for the year three months ended March 31, 2023 and 2022 totaled less than $0.1 million and $0.2 million, respectively. Cash flows used in financing activities for the period ended March 31, 2023 were primarily related to loan repayments. Cash flows provided from financing activities for the period ended March 31, 2022 were primarily related to loan borrowings and proceeds received from warrant and stock option exercises, partially offset by equity issuance costs and loan repayments.

Cash used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 and 2022 totaled $0.1 million and $15.6 million, respectively. Cash flows used in investing activities for the period ended March 31, 2023 were primarily related to the purchases of property, plant and equipment, and intangible assets. Cash flows used in investing activities for the period ended March 31, 2022 were primarily related to the cash portion of the consideration paid with respect to the acquisition of JustCBD in February 2022.

Working Capital

As of March 31, 2023, we had working capital of $12.4 million. The Company’s primary cash flow needs are for the development of its cannabis and pharmaceutical activities, administrative expenses and for general working capital to support growing sales and production with related receivables and payables.

Funding Requirements

Our continued existence is dependent on our ability to generate positive cash flows through synergies within our growing operations, expanding our production capacity and geographic footprint, exploring strategic partnerships, and pursuing accretive acquisitions to supplement our organic growth. We will be required in the future to raise additional capital through either equity or debt financings. To date, we have raised capital through multiple equity offerings. There were no equity offerings in the periods ended March 31, 2023 and 2022.

Debt

In addition to equity offerings, the Company also has access to a credit facility through its acquisition of FGH. The credit facility is in the amount of 1.0 million Euros with Hypoverinsbank, secured by the trade and other receivables of Phatebo GmbH – one of the subsidiaries of FGH. On March 31, 2023, the outstanding amount was 1.0 million Euros ($1.1 million USD). The credit facility has an interest rate of Euribor plus 2.95% per year and does not have a set maturity date. The interest rate is reset every four months.

Off-Balance Sheet Arrangements

As of March 31, 2023, the Company did not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on its results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Contractual Obligations

At March 31, 2023, the Company had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

(In thousands of United States dollars)	Total	Less than 1 Year	1 – 3 Years	More than 3 Years
Legal disputes (1)	$2,974	$2,974	$-	$-
Sales tax (1)	2,024	2,024	-	-
Contingent purchase consideration (2)	4,699	280	3,878	541
Operating lease obligations (3)	3,267	1,411	1,109	747
Long term debt (4)	1,086	1,086	-	-
Total	$14,050	$7,775	$4,987	$1,288

(1)	See Note 14 of the Company’s condensed interim consolidated financial statements, included elsewhere in this Quarterly Report.
(2)	See Note 7 of the Company’s condensed interim consolidated financial statements, included elsewhere in this Quarterly Report.
(3)	See Note 10 of the Company’s condensed interim consolidated financial statements, included elsewhere in this Quarterly Report.
(4)	See Note 9 of the Company’s condensed interim consolidated financial statements, included elsewhere in this Quarterly Report.

Critical Accounting Estimates

For information regarding our critical accounting policies and estimates, see “Critical Accounting Estimates” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report.

Recently Adopted Accounting Principles

There were no new accounting standards issued during the three months ended March 31, 2023 that impacted the Company. See Note 3, Significant Accounting Policies, of the notes to the consolidated financial statements for the year ended December 31, 2022 for a discussion of recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and the regulations promulgated thereunder) as of March 31, 2023 (the “Evaluation Date”). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective primarily due to the outstanding material weakness discussed in Part II, Item 9A, “Controls and Procedures” in our 2022 Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings described in Item 3 of our 2022 Annual Report.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
10.1#	Separation Agreement and Release, dated April 12, 2023, by and among Flora Growth Corp., Flora Growth Management Corp. and Luis Merchan	8-K	10.1	04/18/2023
10.2#	Executive Employment Agreement, dated April 16, 2023, by and between Flora Growth Management Corp. and Hussein Rakine	8-K	10.2	04/18/2023
31.1	Certification of Principal Executive Officer of Flora Growth Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer of Flora Growth Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer of Flora Growth Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer of Flora Growth Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline Interactive Data File
104	Cover Page Interactive Data File

#      Indicates management contract or compensatory plan or arrangement.

*      Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 15, 2023		Flora Growth Corp.

	By:	/s/ Hussein Rakine
Hussein Rakine
Chief Executive Officer (Principal Executive Officer)
Dated: May 15, 2023

By:	/s/ Elshad Garayev
Elshad Garayev
Chief Financial Officer (Principal Financial and Accounting Officer)

