Form 10-Q
period 2023-06-30
Flora Growth Corp.
filed 2023-08-10
CIK 1790169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

(Registrant's telephone number, including area code)

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐    No ☒

As of August 3, 2023, the registrant had 6,854,596 shares of its common shares, no par value ("Common Shares") outstanding.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements," as that term is defined under the Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements may include projections and estimates concerning our possible or assumed future results of operations, financial condition, business strategies and plans, market opportunity, competitive position, industry environment, and potential growth opportunities. In some cases, you can identify forward-looking statements by terms such as "may", "will", "should", "believe", "expect", "could", "intend", "plan", "anticipate", "estimate", "continue", "predict", "project", "potential", "target," "goal" or other words that convey the uncertainty of future events or outcomes. You can also identify forward-looking statements by discussions of strategy, plans or intentions. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, because forward-looking statements relate to matters that have not yet occurred, they are inherently subject to significant business, competitive, economic, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including, among others, those discussed in this Quarterly Report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements in this Quarterly Report. Risks and uncertainties, the occurrence of which could adversely affect our business, include, but are not limited to, the following:

  our limited operating history and net losses;
  changes in cannabis laws, regulations and guidelines;
  decrease in demand for cannabis and derivative products due to certain research findings, proceedings, or negative media attention;
  our ability to continue as a going concern absent access to sources of liquidity;
  damage to our reputation as a result of negative publicity;
  exposure to product liability claims, actions and litigation;
  risks associated with product recalls;
  product viability;
  continuing research and development efforts to respond to technological and regulatory changes;
  shelf life of inventory;
  our ability to successfully integrate businesses that we acquire;
  our ability to achieve economies of scale;
  our ability to fund overhead expenses, including costs associated with being a publicly-listed company maintenance of effective quality control systems;
  changes to energy prices and supply;
  risks associated with expansion into new jurisdictions;
  regulatory compliance risks;
  opposition to the cannabinoid industry;
  unpredictable events, such as the COVID-19 outbreak, and associated business disruptions;
  risks related to the sale of our operations in Colombia;
  potential delisting resulting in reduced liquidity of our Common Shares; and
  the other risks described under Part I, Item 1A, "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (as amended, the "2022 Annual Report") filed with the Securities and Exchange Commission (the "SEC") on March 31, 2023, as amended on April 28, 2023, as well as described from time to time in our other filings with the SEC.

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

PART I

Item 1. Financial Statements

Flora Growth Corp.

Flora Growth Corp.

Unaudited Condensed Interim Consolidated Statements of Financial Position
(in thousands of United States dollars, except share amounts which are in thousands of shares)

As at:	June 30, 2023	December 31, 2022
ASSETS
Current
Cash	$1,782	$8,935
Restricted cash	25	-
Trade and amounts receivable, net of $1,346 allowance ($1,385 at December 31, 2022)	4,854	5,259
Loans receivable and advances	-	271
Prepaid expenses and other current assets	1,765	805
Indemnification receivables	3,374	3,429
Inventory	8,684	8,747
Current assets held for sale	1,778	3,709
Total current assets	22,262	31,155
Non-current
Property, plant and equipment	951	1,218
Operating lease right of use assets	1,086	2,118
Intangible assets	5,717	17,739
Goodwill	-	23,372
Investments	200	730
Other assets	263	263
Noncurrent assets held for sale	-	4,392
Total assets	$30,479	$80,987
LIABILITIES
Current
Trade payables	$6,617	$7,831
Contingencies	5,188	5,044
Current portion of debt	1,200	1,086
Current portion of operating lease liability	1,124	1,116
Other accrued liabilities	2,523	1,760
Current liabilities held for sale	1,175	610
Total current liabilities	17,827	17,447
Non-current
Non-current operating lease liability	1,053	1,561
Deferred tax	523	1,712
Contingent purchase considerations	848	3,547
Noncurrent liabilities held for sale	-	308
Total liabilities	20,251	24,575
SHAREHOLDERS' EQUITY
Share capital, no par value, unlimited authorized, 6,859 issued and outstanding (6,776 at December 31, 2022)	-	-
Additional paid-in capital	150,726	150,420
Accumulated other comprehensive loss	(1,526)	(2,732)
Deficit	(138,266)	(90,865)
Total Flora Growth Corp. shareholders' equity	10,934	56,823
Non-controlling interest in subsidiaries	(706)	(411)
Total shareholders' equity	10,228	56,412
Total liabilities and shareholders' equity	$30,479	$80,987

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.
Commitments and contingencies - see Note 16. Going concern - see Note 2.

Flora Growth Corp.
Unaudited Condensed Interim Consolidated Statements of Loss and Comprehensive Loss
(in thousands of United States dollars, except per share amounts which are in thousands of shares)

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Revenue	$21,460	$8,943	$40,779	$13,144
Cost of sales	17,500	5,624	31,473	7,597
Gross profit	3,960	3,319	9,306	5,547
Operating expenses
Consulting and management fees	3,662	2,116	7,333	3,976
Professional fees	668	727	665	1,705
General and administrative	685	1,088	1,036	1,660
Promotion and communication	1,263	2,039	2,571	4,414
Travel expenses	124	291	256	492
Share based compensation	338	1,263	992	2,789
Research and development	13	111	29	233
Operating lease expense	308	136	624	327
Depreciation and amortization	874	706	1,738	1,050
Bad debt expense	18	254	47	255
Asset impairment	34,941	15,652	34,941	15,652
Other expenses (income), net	1,127	456	1,505	810
Total operating expenses	44,021	24,839	51,737	33,363
Operating loss	(40,061)	(21,520)	(42,431)	(27,816)
Interest expense (income)	28	(12)	51	(42)
Foreign exchange (gain) loss	(164)	211	(176)	200
Unrealized (gain) loss from changes in fair value	(1,815)	1,333	(932)	1,333
Net loss before income taxes and discontinued operations	(38,110)	(23,052)	(41,374)	(29,307)
Income tax recovery	(1,119)	-	(1,196)	-
Net loss from continuing operations	(36,991)	(23,052)	(40,178)	(29,307)
Loss from discontinued operations, net of taxes	(7,565)	(1,620)	(8,283)	(2,995)
Net loss for the period	$(44,556)	$(24,672)	$(48,461)	$(32,302)
Other comprehensive gain (loss)
Exchange differences on foreign operations, net of income taxes of $nil ($nil in 2022)	$849	$10	$1,206	$(567)
Total comprehensive loss for the period	$(43,707)	$(24,662)	$(47,255)	$(32,869)

Net loss attributable to:
Flora Growth Corp. continuing operations	$(36,991)	$(23,052)	$(40,178)	$(29,307)
Flora Growth Corp. discontinued operations	(7,299)	(1,579)	(7,988)	(2,890)
Non-controlling interests in subsidiaries	(266)	(41)	(295)	(105)
Comprehensive loss attributable to:
Flora Growth Corp.	$(43,441)	$(24,621)	$(46,960)	$(32,764)
Non-controlling interests in subsidiaries	(266)	(41)	(295)	(105)
Basic and diluted loss per share from continuing operations	$(5.50)	$(6.01)	$(6.01)	$(8.01)
Basic and diluted loss per share from discontinued operations	$(1.09)	$(0.41)	$(1.20)	$(0.79)
Basic and diluted loss per share attributable to Flora Growth Corp.	$(6.58)	$(6.42)	$(7.21)	$(8.80)
Weighted average number of common shares outstanding - basic and diluted	6,726	3,836	6,684	3,659

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Flora Growth Corp.

Unaudited Condensed Interim Consolidated Statement of Shareholders' Equity (Deficiency)
(in thousands of United States dollars, except for share amounts which are in thousands of shares)

	Common shares		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Non- controlling interests in subsidiaries (deficiency)	Shareholders' equity (deficiency)
	#
Balance, December 31, 2021	3,276	$-	$116,810	$(1,108)	$(38,536)	$(225)	$76,941

Common shares issued for business combinations	475	-	14,697	-	-	-	14,697
Common shares issued for other agreements	5	-	272	-	-	-	272
Acquisition of noncontrolling interest	6	-	283	-	(365)	28	(54)
Options issued	-	-	1,443	-	-	-	1,443
Options exercised	17	-	50	-	-	-	50
Warrants exercised	3	-	28	-	-	-	28
Share issuance costs	-	-	(79)	-	-	-	(79)
Other comprehensive loss - exchange differences on foreign operations (net of income taxes of $nil)	-	-	-	(577)	-	-	(577)
Net loss	-	-	-	-	(7,566)	(64)	(7,630)
Balance, March 31, 2022	3,782	-	133,504	(1,685)	(46,467)	(261)	85,091

Share repurchase	-	-	(250)	-	-	-	(250)
Equity issued for other agreements	35	-	1,281	-	-	-	1,281
Options issued	-	-	1,263	-	-	-	1,263
Options exercised	9	-	27	-	-	-	27
Warrants exercised	21	-	63	-	-	-	63
Warrants expired/cancelled	-	-	-	-	-	-	-
Share issuance costs	-	-	4	-	-	-	4
Other comprehensive loss - exchange differences on foreign operations (net of income taxes of $nil)	-	-	-	10	-	-	10
Net loss	-		-	-	(24,631)	(41)	(24,672)
Balance, June 30, 2022	3,847	$-	$135,892	$(1,675)	$(71,098)	$(302)	$62,817

Balance, December 31, 2022	6,776	$-	$150,420	$(2,732)	$(90,865)	$(411)	$56,412

Equity issued for other agreements	16	-	95	-	-	-	95
Options issued	-	-	119	-	-	-	119
Options cancelled	-	-	(765)	-	765	-	-
Restricted units granted	52	-	534	-	-	-	534
Other comprehensive loss - exchange differences on foreign operations (net of income taxes of $nil)	-	-	-	357	-	-	357
Net loss	-	-	-	-	(3,876)	(29)	(3,905)
Balance, March 31, 2023	6,844	-	150,403	(2,375)	(93,976)	(440)	53,612

Equity issued for other agreements	110	-	447	-	-	-	447
Options issued	-	-	92	-	-	-	92
Options expired/cancelled	-	-	(258)	-	-	-	(258)
Restricted stock granted	60	-	838	-	-	-	838
Restricted stock cancelled	(155)	-	(779)	-	-	-	(779)
Share issuance costs	-	-	(17)	-	-	-	(17)
Other comprehensive loss - exchange differences on foreign operations (net of income taxes of $nil)	-	-	-	849	-	-	849
Net loss	-	-	-	-	(44,290)	(266)	(44,556)
Balance, June 30, 2023	6,859	$-	$150,726	$(1,526)	$(138,266)	$(706)	$10,228

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Flora Growth Corp.

Unaudited Condensed Interim Consolidated Statement of Cash Flows
(in thousands of United States dollars)

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Cash flows from operating activities:
Net loss	$(48,461)	$(32,302)
Adjustments to net loss:
Depreciation and amortization	1,886	1,346
Share based compensation	992	2,978
Asset impairment	39,645	15,652
Changes in fair value of investments and liabilities	(932)	1,333
Bad debt expense	612	405
Interest expense (income)	54	(14)
Interest paid	(54)	(69)
Income tax recovery	(1,185)	-
	(7,443)	(10,671)
Net change in non-cash working capital:
Trade and other receivables	1,152	802
Inventory	932	(745)
Prepaid expenses and other assets	(936)	(33)
Trade payables and accrued liabilities	(1,488)	(341)
Net cash used in operating activities	(7,783)	(10,988)

Cash flows from financing activities:
Equity issue costs	(17)	(75)
Exercise of warrants and options	-	168
Common shares repurchased	-	(250)
Loan borrowings	206	212
Loan repayments	(77)	(82)
Net cash provided (used) by financing activities	112	(27)

Cash flows from investing activities:
Purchases of property, plant and equipment and intangible assets	(195)	(723)
Business and asset acquisitions, net of cash acquired	-	(15,457)
Net cash used in investing activities	(195)	(16,180)

Effect of exchange rate on changes on cash	584	(152)

Change in cash during the period	(7,282)	(27,347)
Cash and restricted cash at beginning of period	9,537	37,616
Cash included in assets held for sale	(448)	(381)
Cash and restricted cash at end of period	$1,807	$9,888
Supplemental disclosure of non-cash investing and financing activities
Common shares issued for business combinations	$-	$14,917
Assets acquired for contingent consideration	303	-
Common shares issued for other agreements	95	1,281
Operating lease additions to right of use assets	97	2,053

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and six months ended June 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)

1. NATURE OF OPERATIONS

Flora Growth Corp. (the "Company" or "Flora") was incorporated under the laws of the Province of Ontario, Canada on March 13, 2019. The Company is manufacturer, distributor and an all-outdoor cultivator of global cannabis and pharmaceutical products and brands, building a connected, design-led collective of plant-based wellness and lifestyle brands. The Company's registered office is located at 365 Bay Street, Suite 800, Toronto, Ontario, M5H 2V1, Canada and our principal place of business in the United States is located at 3406 SW 26th Terrace, Suite C-1, Fort Lauderdale, Florida 3312.

Presentation of comparative financial statements

On June 9, 2023, the Company consolidated its issued and outstanding common shares based on one new common share of the Company for every twenty existing common shares of the Company. All common shares and per share amounts have been restated to give retroactive effect to the share consolidation. See discussion in Note 13.

2. BASIS OF PRESENTATION

These unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2022. These unaudited condensed interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

These unaudited condensed interim consolidated financial statements apply the same accounting policies as those used in the financial statements included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2022.

These interim condensed consolidated financial statements have been prepared on a going concern basis, meaning that the Company will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.

Prior to January 1, 2023, Flora was a foreign private issuer reporting its financial statements under International Financial Reporting Standards ("IFRS") as issued by the International Accounting Standard Boards. These consolidated financial statements, for all periods, are presented in accordance with U.S. GAAP.

Going concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue one year after the date these unaudited condensed interim consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

The Company had cash of $1.8 million at June 30, 2023, net loss of $48.5 million for the six months ended June 30, 2023, and an accumulated deficit of $138.3 million at June 30, 2023. Current economic and market conditions have put pressure on the Company's growth plans. The Company's ability to continue as a going concern is dependent on its ability to obtain additional capital. The Company believes that its current level of cash is not sufficient to continue investing in growth, while at the same time meeting its obligations as they become due. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern for a period of at least one year from the date of issuance of these interim condensed consolidated financial statements. To alleviate these conditions, management is currently evaluating various cost reductions and other alternatives and may seek to raise additional funds through the issuance of equity, debt securities, through arrangements with strategic partners, through obtaining credit from financial institutions or otherwise. The actual amount that the Company may be able to raise under these alternatives will depend on market conditions and other factors. As it seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms or at all. The Company's ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including but not limited to market and economic conditions, the Company's performance and investor sentiment with respect to it and its industry. The unaudited condensed interim consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
9

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and six months ended June 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)

Basis of consolidation

These unaudited condensed interim consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions were eliminated on consolidation. Subsidiaries are entities the Company controls when it is exposed, or has rights, to variable returns from its involvement in the entity and can affect those returns through its power to direct the relevant activities of the entity. Subsidiaries are included in the consolidated financial results of the Company from the date of acquisition up to the date of disposition or loss of control. The Company's subsidiaries and respective ownership percentage have not changed from the year ended December 31, 2022. On July 5, 2023, the Company sold its shares in its Colombian related subsidiaries. The results of these subsidiaries are included in discontinued operations in the accompanying unaudited condensed interim consolidated financial statements. See discussion in Note 3.

3. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

On July 5, 2023, the Company entered into a Share Purchase Agreement with Lisan Farma Colombia LLC ("Lisan"), a Delaware limited liability company, to sell all its shares in its Colombian related subsidiaries and its Colombian assets for a purchase price of CAD $0.8 million (USD $0.6 million). The sale relates to all of Flora's operations in Colombia, including its interest in (i) its 361-acre Cosechemos farm located in Giron, Colombia and its related processing facilities and inventory and (ii) all other assets relating to Flora Lab 2, Flora Lab 4 and Flora's Colombian food and beverage and consumer products business. The Company has received proceeds of CAD $0.5 million subsequent to period-end and expects to receive the remaining proceeds upon closing of the transaction. See discussion in Note 20.

The sale enables the Company to concentrate on its core business divisions, which are lifestyle brands in the United States and international pharmaceutical distribution. The sale was part of several strategic changes to cut costs and streamline operations.

The Company has presented the associated assets and liabilities of the Colombian subsidiaries as held for sale. The major classes of assets and liabilities classified as held for sale as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Assets held for sale
Cash	$448	$602
Trade and amounts receivable	633	1,592
Prepaid expenses and other current assets	115	174
Inventory	582	1,341
Total current assets held for sale	1,778	3,709
Property, plant and equipment	-	3,592
Operating lease right of use assets	-	419
Intangible assets	-	358
Other assets	-	23
Total noncurrent assets held for sale	-	4,392
Total assets held for sale	$1,778	$8,101
Liabilities held for sale
Current portion of long-term debt	$38	$-
Current portion of operating lease liability	370	72
Other accrued liabilities	767	538
Total current liabilities held for sale	1,175	610
Non-current operating lease liability	-	308
Total liabilities held for sale	$1,175	$918

The following table summarizes the major classes of line items included in loss from discontinued operations, net of tax, for the three and six months ended June 30, 2023 and 2022:

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Revenue	$662	$1,028	$1,450	$1,773
Cost of sales	466	471	1,123	774
Gross profit from discontinued operations	196	557	327	999
Consulting and management fees	307	683	676	1,267
Professional fees	46	120	82	391
General and administrative	105	419	282	769
Promotion and communication	8	131	14	305
Operating lease expense	43	106	93	122
Depreciation and amortization	70	186	148	296
Bad debt expense	565	150	565	150
Asset impairment	4,704	-	4,704	-
Other (income) expense	2	363	124	666
Operating loss from discontinued operations	(5,654)	(1,601)	(6,361)	(2,967)
Interest (income) expense	2	19	2	28
Net loss before income taxes	(5,656)	(1,620)	(6,363)	(2,995)
Loss on disposal of discontinued operations	1,909	-	1,909	-
Income tax expense	-	-	11	-
Loss from discontinued operations	$(7,565)	$(1,620)	$(8,283)	$(2,995)

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and six months ended June 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)

The following table summarizes the significant operating and investing items related to the Colombian subsidiaries for the six months ended June 30, 2023 and 2022

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Operating activities of discontinued operations
Depreciation and amortization	$148	$296
Bad debt expense	565	150
Asset impairment	4,704	-
Investing activities of discontinued operations
Purchases of property, plant and equipment	$92	$579

The subsidiaries sold included Cosechemos Ya S.A.S, which was part of the commercial and wholesale segment; Flora Lab S.A.S, Flora Med S.A.S. and Labcofarm Laboratories S.A.S, which were part of the pharmaceuticals segment; Flora Growth Corp Colombia S.A.S., and Kasa Wholefoods Company, S.A.S. and Flora Beauty LLC Sucursal Colombia which were part of the house of brands segment.

The Company applies significant judgement in determining whether a disposal meets the criteria to present as held for sale at the reporting date, and whether the disposal represents a strategic shift that has (or will have) a major effect on its operations and financial results in order to be classified as a discontinued operation. The criteria evaluated are both quantitative and qualitative in nature, to evaluate the significance of the disposal relative to the operations of the Company as a whole. The Company has determined this disposition represents a strategic shift in operations that will have a major effect on the Company's operations and financial results, and accordingly, has been presented as discontinued operations.

During the three and six months ended June 30, 2023, the Company recorded a loss on disposal of $1.9 million as the carrying value of the assets being sold exceeded the expected sale price.

4. TRADE AND AMOUNTS RECEIVABLE

The Company's trade and amounts receivable are recorded at amortized cost. The trade and other receivables balance as at June 30, 2023 and December 31, 2022 consists of trade accounts receivable, amounts recoverable from the Government of Canada for Harmonized Sales Taxes ("HST"), as well as Value Added Tax ("VAT") from various jurisdictions, and other receivables.

	June 30, 2023	December 31, 2022
Trade accounts receivable	$3,894	$4,288
Allowance for expected credit losses	(1,346)	(1,385)
HST/VAT receivable	2,126	2,294
Other receivables	180	62
Total	$4,854	$5,259

Changes in the trade accounts receivable allowance in the three and six months ended June 30, 2023 relate to establishing an allowance for expected credit losses and reclassification of assets held for sale. There was $0.1 million in write-offs of trade receivables during the three and six months ended June 30, 2023. The Company has no amounts written-off that are still subject to collection enforcement activity as at June 30, 2023. The Company's aging of trade accounts receivable is as follows:

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and six months ended June 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)
June 30, 2023
Current	$672
1-30 Days	924
31-60 Days	432
61-90 Days	197
91-180 Days	570
180+ Days	1,099
Total trade receivables	$3,894

5. INVENTORY

Inventory is comprised of the following as at June 30, 2023 and 2022:

	June 30, 2023	December 31, 2022
Raw materials and supplies	$1,669	$2,363
Finished goods	7,015	6,384
Total	$8,684	$8,747

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2023	December 31, 2022
Land	$296	$291
Buildings	-	-
Machinery and office equipment	759	1,098
Vehicles	81	37
Total	1,136	1,426
Less: accumulated depreciation	(185)	(208)
Property, plant and equipment, net	$951	$1,218

Depreciation expense for the three and six months ended June 30, 2023 was less than $0.1 million and $0.1 million, respectively, (June 30, 2022 - $0.1 million and $0.1 million, respectively) and was recorded in depreciation and amortization in the unaudited condensed interim consolidated statements of operations and comprehensive loss. An impairment of $0.2 million was recorded against Property, Plant and Equipment during the three and six months ended June 30, 2023. See Note 10.

7. INVESTMENTS

As at June 30, 2023, the Company's investments consisted of common shares and warrants in an early-stage European cannabis company. The Company owned approximately 9.6% of the investee, or approximately 9% on a diluted basis including exercisable warrants of other investors.

The Company did not exercise the warrants and they expired on February 1, 2023. The Company recorded the remaining value of the warrants as a loss on changes in fair value of the investment during the six months ended June 30, 2023.

Due to the Company's declining share price, the declining share price of comparable public companies and challenging economic factors, the Company determined that impairment indicators were present at June 30, 2023. The initial investment multiples were compared to the guideline public company multiples observed as at June 30, 2023 (0.4 price to book value and 0.5 price to tangible value), with these updated valuation multiples applied to the investee's estimated book value. The Company also considered the status of the investee's milestones since the purchase date, as well as recent transactions in the European cannabis market for indicators of change in value. The Company determined there has been a rapid decline in value of certain European cannabis assets, and, thus, recorded an impairment of the investment totaling $0.5 million during the period ending June 30, 2023. The impairment valuation model for the common shares uses Level 3 inputs of the fair value hierarchy.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and six months ended June 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)

A schedule of the Company's investments activity is as follows:

	Investee common shares	Warrants CAD 0.30 exercise price	Warrants CAD 1.00 exercise price	Total
Financial asset hierarchy level	Level 3	Level 3	Level 3
Balance at December 31, 2022	$730	$34	$-	$764
Loss on changes in fair value	(530)	(34)	-	(564)
Balance at June 30, 2023	$200	$-	$-	$200

The loss on changes in fair value appears in the unrealized (gain) loss on changes in fair value caption in the unaudited condensed interim consolidated statements of loss and comprehensive loss.

The value of the investee common shares appears in the investment line on the unaudited condensed interim consolidated statement of financial position.

8. ASSET ACQUISITIONS AND BUSINESS COMBINATIONS

Original Hemp asset acquisition

On March 1, 2023, the Company completed its acquisition of all the assets operating under the brand "Original Hemp". The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining Original Hemp did not meet the definition of a business as it did not have inputs, processes, and outputs in place that constituted a business under Topic 805. As a result, the transaction has been accounted for as an asset acquisition whereby all of the assets acquired and liabilities assumed are assigned a carrying amount based on relative fair values. Total purchase consideration was $0.3 million.

As consideration for the purchased assets of Original Hemp, the Company will pay an amount equal to 50% of the net profits received in connection with the sale of Original Hemp products until such a time that the Company will have paid a total of $0.2 million. Once the Company has paid $0.2 million, the Company will pay an amount equal to 10% of the net profits received in connection with the sale of Original Hemp products until such a time that the Company will have paid an additional amount of $0.4 million. As these entire amounts are considered contingent consideration, it was valued using discounted cash flow models utilizing two different rates, high and low. The significant inputs to the valuation include the estimated seven-year time period to accumulate the $0.6 million maximum payment and discount rates of 31.5%, high, and 17.0%, low, to estimate the present value of the future cash outflows. The resulting acquisition date fair value of $0.3 million contingent purchase consideration is classified within the contingent purchase considerations line on the statement of financial position. At June 30, 2023, the remaining balance outstanding was $0.3 million.

The purchase is accounted for as an asset acquisition with amounts allocated as at the acquisition date to each major class of assets as follows:

Inventory	$109
Intangible asset	194
Total net assets acquired	$303

Franchise Global Health Inc. ("FGH") business combination

On December 23, 2022, the Company completed its acquisition of all the issued and outstanding common shares (the "Franchise Common Shares") of FGH., a corporation existing under the laws of the Province of British Columbia, by way of a statutory plan of arrangement (the "Arrangement") under the Business Corporations Act (British Columbia). FGH, through its wholly owned subsidiaries, is a multi-national operator in the medical cannabis and pharmaceutical industry with principal operations in Germany. The Company acquired FGH to expand its product offerings, accelerate its revenue growth, expand its customer and distribution capabilities in Germany and to improve synergies and cost savings.

The purchase consideration was comprised of 2,176,297 of Flora's common shares (the "Flora Shares"), valued at $9.8 million, inclusive of a 7.5% fair value discount for the required ninety (90) day restrictive legend on the Flora Shares delivered to the former shareholders of FGH.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and six months ended June 30, 2023 and 2022
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

As part of the acquisition terms, Clifford Starke, the Company's current Chief Executive Officer and a Director and the former Chief Executive Officer of FGH, together with certain affiliated entities under his control, entered into an agreement pursuant to which they agreed to indemnify the Company for certain potential liabilities of FGH and its subsidiaries, up to a maximum of $5.0 million. A total of $3.4 million of liabilities were recognized in the trade payables and accrued liabilities of FGH on the date of acquisition that were subject to this indemnification obligation. The Company believes it will be fully indemnified by the current CEO of Flora, and, as such, has recorded $3.4 million of indemnification receivables. The indemnified losses include:

1. any losses that are related to the ownership or the operation of FGH and its Canadian subsidiaries, in each case prior to the closing of the Arrangement, that are unknown to the Company and that: (i) have not been disclosed or accounted for in FGH filings; or (ii) have not been disclosed in the FGH Disclosure Letter, in each case as at the date of the Arrangement Agreement;

2. any losses that may arise from amounts owed or that may become owed to certain persons or in respect of certain matters identified in the indemnity agreement, as amended; and

3. any fraud, intentional misrepresentation, willful breach, or willful misconduct on the part of FGH or any other entity identified in the indemnity agreement of any of the foregoing in connection with the indemnity agreement or the Arrangement Agreement

The intangible assets of $6.1 million were comprised of the following categories and estimated useful lives: supplier relationships of $2.4 million for five years, customer relationships of $2.3 million for five years, and licenses of $1.4 million for five years. The Company does not expect the goodwill and intangible asset values to be deductible for Canadian income tax purposes. The goodwill is assigned to the commercial and wholesale segment.

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

The purchase consideration was comprised of (i) $16.0 million of cash, less $0.2 million returned to the Company in August 2022 due to final calculated closing working capital falling short of the target working capital, (ii) 475,000 common shares of the Company valued at $14.7 million, inclusive of a 15% fair value discount for the required six-month holding period of the shares, and (iii) $4.0 million of contingent purchase consideration. The contingent purchase consideration is based on a clause in the purchase agreement that provides that if at any time during the 24 months following the acquisition date, the five-day volume weighted average price ("VWAP") per share of the Company's common shares as quoted on the Nasdaq Capital Market fails to equal or exceed $100.00, then the Company shall issue a number of additional common shares to the sellers equal to the difference between (x) a fraction, the numerator of which is $47.5 million and the denominator of which is the highest five day VWAP at any point during the 24 months following the closing and (y) the 475,000 common shares delivered to the sellers at the closing. In no event shall the Company be required to issue more than 182,500 common shares unless, if required by applicable law, it shall have obtained the consent of the Company's shareholders to do so. In the event the Company is required to deliver in excess of 182,500 shares to the sellers ("Excess Shares") and the Company shall not have obtained shareholder consent, if required, the Company may deliver cash to the sellers in lieu of such Excess Shares determined by a formula set forth in the purchase agreement. The contingent purchase consideration was classified as a financial liability within the contingent purchase considerations line on the statement of financial position as the Company may be required to settle any amounts due in cash instead of common shares if the Company's common shareholders do not provide requisite shareholder approval to issue additional common shares. It is now included in the other accrued liabilities line on the statement of financial position as the settlement date is within the next 12 months.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and six months ended June 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)

The fair value of the contingent purchase consideration at February 24, 2022 was determined using a Monte Carlo simulation incorporating Brownian motion with 100,000 trials through a binomial model. The significant inputs to the valuation included the two-year time period, the Company's closing share price at February 24, 2022 ($36.40), estimated Company common share volatility (100%), and risk-free rate of 1.5% to discount the ending result to present value.

The fair value of the contingent purchase consideration at June 30, 2023 was determined using a Monte Carlo simulation incorporating Brownian motion with 100,000 trials through a binomial model. The significant inputs to the valuation include the remaining time period, the Company's closing share price at June 30, 2023 ($2.38), estimated Company common share volatility (110%), and risk-free rate of 5.5% to discount the ending result to present value. The Company determined that the balance of this contingent consideration at June 30, 2023 was $1.5 million, with the $1.1 million decrease in the balance from December 31, 2022 recorded in the unrealized (gain) loss from changes in fair value caption in the unaudited condensed interim consolidated statements of loss and comprehensive loss.

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

The fair value of the trade receivables reflects a $0.3 million discount to the gross contractual amounts as allowance for potentially uncollectible amounts. The acquired provision for sales tax is discussed at Note 16 below.

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

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and six months ended June 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)

No Cap Hemp Co. business combination

On July 20, 2022, Just Brands LLC., a wholly owned subsidiary of the Company, acquired certain assets, assumed certain liabilities, retained certain employees and processes (together the "purchased assets") of No Cap Hemp Co. ("No Cap") for total purchase consideration of $0.9 million. No Cap is a manufacturer and distributor of high quality and affordable CBD products. No Cap is based in Florida in the United States and was formed in 2017. Just Brands LLC acquired No Cap to expand its product offerings and accelerate its revenue growth.

As consideration for the purchased assets of No Cap, Just Brands LLC will pay an amount equal to 10% of the sales of No Cap until such a time that Just Brands LLC will have paid a total of $2.0 million. Also on July 20, 2022, Just Brands LLC advanced $0.2 million to the former owners of No Cap. This $0.2 million will be settled prior to and in the same manner as the consideration for the purchased assets. As these entire amounts are considered contingent consideration, it was valued using discounted cash flow models utilizing two different rates, high and low. The significant inputs to the original valuation included the estimated nine-year time period to accumulate the $2.0 million maximum payment and discount rates of 23.5%, high, and 14.3%, low, to estimate the present value of the future cash outflows. The resulting acquisition date fair value of $0.9 million contingent purchase consideration is classified within the contingent purchase considerations line on the statement of financial position.

The Company determined that the balance of this contingent consideration at June 30, 2023 was $0.5 million, with the $0.4 million decrease in the balance from December 31, 2022 recorded in the unrealized (gain) loss from changes in fair value caption in the unaudited condensed interim consolidated statements of loss and comprehensive loss.

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

The Company expects the goodwill to be deductible for United States income tax purposes. The goodwill is assigned to the house of brands segment.

9. INTANGIBLE ASSETS AND GOODWILL

A continuity of intangible assets for the six months ended June 30, 2023 is as follows:

	License	Customer/Supplier Relationships	Trademarks and Brands	Patents	Non- Compete Agreements	Goodwill	Total
Cost
At December 31, 2022	$1,396	$7,512	$5,154	$4,530	$1,190	$23,633	$43,415
Additions	-	194	-	-	-	-	194
Impairment	(752)	(4,418)	(1,599)	(3,432)	(529)	(23,372)	(34,102)
At June 30, 2023	$644	$3,288	$3,555	$1,098	$661	$261	$9,507

Accumulated Amortization
At December 31, 2022	$-	$348	$618	$621	$463	$-	$2,050
Additions	142	663	319	277	198	-	1,599
At June 30, 2023	$142	$1,011	$937	$898	$661	$-	$3,649

Foreign currency translation	24	76	20	-	-	(261)	(141)
Net book value at June 30, 2023	$526	$2,353	$2,638	$200	$-	$-	$5,717

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and six months ended June 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)

Amortization expense for the three and six months ended June 30, 2023 was $0.8 million and $1.6 million respectively (June 30, 2022 - $0.3 million and $0.9 million, respectively) and was recorded in depreciation and amortization in the unaudited condensed interim consolidated statements of loss and comprehensive loss.

At June 30, 2023, the weighted average amortization period remaining for intangible assets was 5.7 years.

At June 30, 2023, the estimated future amortization expense related to intangible assets is as follows:

2023	$587
2024	1,173
2025	1,109
2026	1,096
2027	1,032
Thereafter	720
Total	$5,717

The Company's goodwill is assigned to the following reporting units:

	Vessel	JustCBD	Franchise	Total
Gross goodwill recorded prior to December 31, 2022	$19,675	$25,038	$3,732	$48,445
Impairment recorded prior to December 31, 2022	(19,675)	(5,398)	-	(25,073)
Net book value as at December 31, 2022	-	19,640	3,732	23,372
Impairment recorded	-	(19,640)	(3,732)	(23,372)
Net book value as at June 30, 2023	$-	$-	$-	$-

10. IMPAIRMENT OF ASSETS

Goodwill

The Company tests its goodwill for impairment as part of its annual fourth quarter impairment test, and at interim periods when impairment indicators exist. The Company's goodwill is assigned to the reporting units associated with the original acquisition of those operations. At June 30, 2023, the Company determined that indicators were present for its JustCBD and FGH reporting units due to the Company's declining share price, the declining share price of comparable public companies and challenging economic factors making it difficult to access capital.

As such, the Company tested the JustCBD reporting unit for impairment as at June 30, 2023 and determined that the carrying value of the reporting unit's assets exceeded the recoverable amount, resulting in goodwill impairment of $19.6 million recorded in the first half of fiscal 2023 within the Company's house of brands segment. The impairment is recorded in the asset impairment caption on the unaudited condensed interim consolidated statements of loss and comprehensive loss. The reporting unit's fair value was determined based on an income approach discounted cash flow model of $7.8 million. The income approach used a discount rate of 32%, operating margins from 3% to 9%, working capital requirements of 10% revenue, and a terminal period growth rate of 3%. The revenue growth rates start at 17% in 2023 and drop down to 3% in 2024 and thereafter.

Likewise, the Company tested the FGH reporting unit for impairment as at June 30, 2023 and determined that the carrying value of the reporting unit's assets exceeded the recoverable amount, resulting in goodwill impairment of $3.7 million recorded in the first half of fiscal 2023 within the Company's commercial and wholesale segment. The impairment is recorded in the asset impairment caption on the unaudited condensed interim consolidated statements of loss and comprehensive loss. The reporting unit's fair value was determined based on an income approach discounted cash flow model of $2.3 million. The income approach used a discount rate of 17%, operating margins of about 2%, working capital requirements of 6% revenue, and a terminal period growth rate of 2%. The revenue growth rates start at 5% in 2023 and trend down to 2% in 2028 and thereafter.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and six months ended June 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)

Long-lived assets

For asset groups that had indicators of impairment, the Company performed a quantitative analysis as of June 30, 2023 to determine if impairment existed by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over their remaining lives. This analysis indicated that certain asset values may not be recoverable. The Company then calculated the fair value of these assets using an income approach. As a result, the Company recorded an impairment of property, plant and equipment, operating lease right of use assets, customer relationships, trademarks, patents and non-compete agreements within its Vessel asset group within the house of brands segment totaling $6.6 million. Likewise, the Company recorded an impairment of supplier relationships, customer relationships and licenses within its FGH asset group within the commercial and wholesale segment totaling $3.7 million. Finally, the Company recorded an impairment of customer relationships, trademarks and patents within its JustCBD asset group within the house of brands segment totaling $0.4 million. These charges were recorded in the asset impairment caption on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

11. DEBT

Euro credit facility

The Company, through FGH, has a credit facility for 1.0 million Euro with Hypoverinsbank, secured by the trade and other receivables of one of the subsidiaries of FGH. As of June 30, 2023, the outstanding amount was 1.0 million Euros ($1.1 million USD). The credit facility has a rate of Euro Interbank Offer Rate ("Euribor") plus 2.95% per year and was originally due January 10, 2023. The Company and the bank agreed to renew the credit facility on January 10, 2023, under the same terms. The interest on the credit facility resets every two months and the interest on the outstanding balance is paid monthly. There arrangement is open ended without a predetermined maturity date.

JustCBD insurance premium loan

The Company, through JustCBD, entered into a loan agreement for $0.2 million with ClassicPlan Premium Financing, Inc, to finance the purchase of certain insurance policies. The loan is secured by the insurance policies, including all rights to cancel and to receive all unearned premiums, commissions, broker fees and other refunds arising out of these policies. As of June 30, 2023, the outstanding amount was $0.1 million. The loan has a rate of 10.1% per year and is due December 8, 2023. The Company makes monthly principal and interest payments of less than $0.1 million.

12.     LEASES

The Company's leases primarily consist of administrative real estate leases in Germany and the United States. Management has determined all the Company's leases are operating leases through June 30, 2023. Information regarding the Company's leases is as follows:

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Components of lease expense
Operating lease expense	$308	$136	$624	$327
Short-term lease expense	62	82	135	233
Total lease expense	$370	$218	$759	$560

Other Information
Operating cash flows from operating leases	$356	$216	$720	$489
ROU assets obtained in exchange for new operating lease liabilities	-	2,097	97	2,825
Weighted-average remaining lease term in years for operating leases			3.4	4.5
Weighted-average discount rate for operating leases			7.7%	8.1%

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and six months ended June 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)

Maturities of operating lease liabilities as of June 30, 2023 are as follows:

Thousands of United States dollars	Operating Leases
2023	$1,234
2024	425
2025	396
2026	321
2027	48
Total future lease payments	2,424
Less: imputed interest	(247)
Total lease liabilities	2,177
Less: current lease liabilities	(1,124)
Total non-current lease liabilities	$1,053

Most of the Company’s leases contain renewal options to continue the leases for another term equivalent to the original term, which are generally up to two years. The lease liabilities above include renewal terms that management has executed or is reasonably certain of renewing, which only included leases that would have expired in 2023.

13. SHARE CAPITAL

Authorized and issued

The Company is authorized to issue an unlimited number of common shares, no par value.

The Company had the following significant common share transactions:

Six months ended June 30, 2023

REVERSE STOCK SPLIT

On June 7, 2023, the Company filed an amendment to its Articles of Incorporation (the "Reverse Stock Split Articles Amendment") with the Ontario Ministry of Public and Business Service Delivery to effect a reverse stock split of the Company's common shares, no par value per share (the "common shares"), at a ratio of 1-for-20, which became effective at 12:00:01 a.m. Eastern Time on June 9, 2023 (the "Reverse Stock Split").

Upon the effectiveness of the Reverse Stock Split, every twenty shares of the issued and outstanding common shares were automatically combined and reclassified into one issued and outstanding common share. The Reverse Stock Split did not affect any shareholder's ownership percentage of the common shares, alter the par value of the common shares or modify any voting rights or other terms of the common shares. The number of authorized shares of common shares under the Company's Articles remained unchanged. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional interest as a result of the Reverse Stock Split was rounded down to the nearest whole common share.

All common shares and per share amounts have been restated to give retroactive effect to the share consolidation.

OTHER ISSUANCES

On January 31, 2023, the Company entered into a settlement agreement with a third party pursuant to which the Company issued 16,250 common shares of the Company, valued at $0.1 million, to a third party to settle a legal dispute that arose in April 2019. See Note 16.

On April 12, 2023, Luis Merchan tendered his resignation as both Chairman of the Board of Directors of the Company and as its Chief Executive Officer. On this date, the Company entered into a separation agreement with Mr. Merchan, pursuant to which the Company issued 80,000 common shares of the Company, valued at $0.4 million, on April 26, 2023, and 30,000 common shares of the Company, valued at $0.1 million, on May 14, 2023 to Mr. Merchan.

14. SHARE BASED COMPENSATION

The Company's 2022 Incentive Compensation Plan (the "2022 Plan") and its previous "'rolling" stock option plan (the "Prior Plan") are described in the Company's 2022 Form 10-K.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and six months ended June 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)

OPTIONS

Stock options granted under the Prior Plan are non-transferable and non-assignable and may be granted for a term not exceeding five years. Under the 2022 Plan, stock options may be granted with a term of up to ten years and in the case of all stock options, the exercise price may not be less than 100% of the fair market value of a Common Share on the date the award is granted. Stock option vesting terms are subject to the discretion of the Compensation Committee of the Company's Board of Directors. Common shares are newly issued from available authorized shares upon exercise of awards. The Company no longer makes new grants of stock options under the Prior Plan.

Information relating to share options outstanding and exercisable as at June 30, 2023 and December 31, 2021 is as follows:

	Options Outstanding
	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding balance, December 31, 2022	290	$34.17	4.2	$64
Granted	5	$7.00	9.7	-
Cancelled	(75)	$24.75	6.0	-
Outstanding balance, June 30, 2023	220	$36.79	3.0	$-
Exercisable balance, June 30, 2023	203	$38.86	2.6	$-

The total benefit related to the options granted in the three and six months ended June 30, 2023 was ($0.2) million and less than ($0.1) million, respectively (2022 total expense - $1.3 million and $2.8 million, respectively). The benefit is the result of non-vested options cancelled during the period. This (benefit) expense is included in the share-based compensation line on the statement of comprehensive loss. Generally, the options granted in 2023 and 2022 vest one to two years following the date of grant provided that the recipient is still employed or engaged by the Company.

At June 30, 2023 the total remaining stock option cost for nonvested awards is expected to be $0.1 million over a weighted average future period of 1.2 years until the awards vest.

See Note 20 for subsequent forfeiture of options.

RESTRICTED STOCK AWARDS

Information relating to restricted stock awards outstanding as at June 30, 2023 and December 31, 2022:

	Number of restricted stock awards	Weighted average grant date fair value
	Thousands
Balance, December 31, 2022	146	$13.64
Granted	112	5.85
Vested	(38)	(13.74)
Cancelled	(155)	(9.17)
Balance, June 30, 2023	65	$11.22

The total expense related to the restricted stock awards in the three and six months ended June 30, 2023 was $0.1 million and $0.6 million (2022 - nil). This expense is included in the share based compensation line on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

The outstanding restricted stock awards vest over the next three years provided the award holder is still employed or engaged by the Company. As of June 30, 2023, the Company had $0.2 million of unrecognized compensation expense related to restricted stock awards which will be recognized over the next three years.

See Note 20 for subsequent forfeiture of restricted share awards.
20

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and six months ended June 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)

15. WARRANTS

The following summarizes the number of warrants outstanding as of June 30, 2023:

	Number of warrants	Weighted average exercise price
	Thousands
Balance, December 31, 2022	961	$24.84
Exercised	(1)	8.00
Balance, June 30, 2023	960	$24.84

Date of expiry	Warrants outstanding	Exercise price	Grant date fair value	Remaining life in years
	Thousands
November 18, 2026	221	$75.00	$6,700	3.39
November 18, 2026	66	8.00	422	3.39
November 18, 2027	23	66.00	1,055	4.39
December 8, 2027	625	8.00	2,033	4.44
December 8, 2027	25	8.80	149	4.44
	960	$24.84	$10,359	4.13

16. COMMITMENTS AND CONTINGENCIES

Provisions

The Company's current known provisions and contingent liabilities consist of the following as of June 30, 2023:

	Termination benefits	Legal disputes	Sales tax	Total
Balance as at December 31, 2022	$183	$3,030	$1,831	$5,044
Payments/Settlements	(183)	(98)	-	(281)
Additional provisions	-	-	389	389
Foreign currency translation	-	36	-	36
Balance as at June 30, 2023	$-	$2,968	$2,220	$5,188

The legal disputes balance as of June 30, 2023 involves a former shareholder of ACA Muller, an entity that was part of the Company's acquisition of FGH in December 2022, who filed a statement of claim against a wholly owned subsidiary of the Company in the Constance Regional Court in Germany. While the Company believes that this claim is without merit, at this time the Company believes it is probable that a liability has been incurred and the Company is able to reasonably estimate the loss of $3.0 million. As a result, without acknowledgement (explicitly or implicitly) of any amount of liability arising from this claim, the Company recognized a provision of $3.0 million to reflect the value of the claim. This dispute is covered under the indemnification agreement between the Company and the former Chief Executive Officer and shareholder of FGH as discussed in Note 8. The Company intends to vigorously defend itself through appropriate legal proceedings. The $3.0 million is recorded within contingencies and within indemnification receivables on the unaudited condensed interim consolidated statements of financial.

The Sales tax relates to estimated amounts owed to certain jurisdictions in the Unites States for sales from the Company's JustCBD operations. The ending balance is recorded within contingencies on the unaudited condensed interim consolidated statement of financial position, and additions to the provision as a reduction of revenue on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

Legal proceedings

The Company records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and where liability is probable. The Company is engaged from time-to-time in various legal proceedings and claims that have arisen in the ordinary course of business. The outcome of all the proceedings and claims against the Company is subject to future resolution, including the uncertainties of litigation. Based on information currently known to the Company and after consultation with outside legal counsel, management believes that the probable ultimate resolution of any such proceedings and claims, individually or in the aggregate, will not have a material adverse effect on the financial condition of the Company, taken as a whole as at June 30, 2023.

On June 21, 2022, an action was brought against the Company in the Ontario Superior Court of Justice by Gerardo Andres Garcia Mendez claiming that the Company is obligated to issue 3.0 million (pre-one-for three reverse stock split) common shares to him for a purchase price of $0.05 per share. Mr. Mendez claims he is entitled to such shares as a result of alleged consulting services he performed in 2019. The Company disputes his claims and intends to vigorously defend against this action. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of June 30, 2023.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and six months ended June 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)

In connection with the Company's acquisition of FGH, the former Chief Executive Officer of FGH, together with certain affiliated entities under his control, entered into an agreement pursuant to which they agreed to indemnify the Company for certain potential liabilities of FGH and its subsidiaries, up to a maximum of $5.0 million. In addition to the matter regarding the former shareholder of ACA Mueller, discussed above, the following actions are pending as of the date hereof:

On February 3, 2023, an action was brought in the Ontario Superior Court of Justice by Nathan Shantz and Liberacion e Inversiones S.A. against various parties including Clifford Starke, FGH's former Chief Executive Officer, and FGH. The statement of claim alleges that, prior to the closing of the Arrangement, 8,831,109 FGH shares purportedly owned by the plaintiffs were wrongfully transferred to third parties by Mr. Starke. FGH has been named as a defendant by virtue of the alleged wrongful conduct by Mr. Starke. The plaintiffs are seeking damages of $3.9 million. The defendants have all brought motions to stay the proceedings on the grounds that the Ontario court lacks jurisdiction over the claim. In the event FGH should incur any losses in connection with this matter, such losses are to be indemnified by Mr. Starke subject to the maximum threshold of the indemnity agreement.

The total amount claimed against the former entities of FGH currently exceeds the maximum $5.0 million of the indemnification agreement. However, the Company is estimating the likelihood of loss in these cases will not exceed $5.0 million.

17. LOSS PER SHARE

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive as the Company has a net loss for each period presented:

	June 30, 2023	December 31, 2022
Stock options	220	290
Warrants	960	961
Restricted stock awards	65	146
JustCBD potential additional shares to settle contingent consideration	657	657
Total anti-dilutive	1,902	2,054

18. FINANCIAL INSTRUMENTS

Fair value

The Company's financial instruments measured at amortized cost as at June 30, 2023 and December 31, 2022 consist of cash, trade and amounts receivable, loans receivable, trade payables, contingencies, accrued liabilities, lease liabilities, and debt and loans payable. The amounts reflected in the unaudited condensed interim consolidated statements of financial position approximate fair value due to the short-term maturity of these instruments.

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

The Company's long-term investments require significant unobservable inputs and as discussed at Note 7, are measured at FVPL and as a Level 3 fair value financial instrument within the fair value hierarchy as at June 30, 2023. As discussed in Note 8, the Company's contingent purchase considerations consist of the estimated fair value of contingent purchase consideration from the acquisitions of JustCBD in February 2022, NoCap in July 2022 and Original Hemp in March 2023. The amount is measured at FVPL as a Level 2 fair value financial instrument within the fair value hierarchy as at June 30, 2023. As valuations of investments for which market quotations are not readily available are inherently uncertain, may fluctuate within short periods of time and are based on estimates, determination of fair value may differ materially from the values that would have resulted if a ready market existed for the investments. Such changes may have a significant impact on the Company's financial condition or operating results.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and six months ended June 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)

The following tables present information about the Company's financial instruments and their classifications as at June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Fair value measurements at June 30, 2023 using:
	Level 1	Level 2	Level 3	Total
Financial assets:
Investments (Note 7)	$-	$-	$200	$200

Financial liabilities:
Contingent purchase consideration from asset acquisitions and business combinations (Note 8)	$-	$2,354	$-	$2,354

Fair value measurements at December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Financial assets:
Investments (Note 7)	$-	$-	$734	$734

Financial liabilities:
Contingent purchase consideration from business combinations (Note 8)	$-	$3,547	$-	$3,547

19. SEGMENTED INFORMATION

The Company reports its financial results for the following three operating segments, which are also its reportable segments: commercial and wholesale (primarily FGH and Cosechemos subsidiaries), house of brands (primarily JustCBD, Vessel and Kasa Wholefoods Company subsidiaries), and pharmaceuticals (primarily Grupo Farmaceutico Cronomed and Breeze Laboratory subsidiaries). These segments reflect how the Company's operations are managed, how the Company Chief Executive Officer, who is the chief operating decision maker, allocates resources and evaluates performance, and how the Company's internal management financial reporting is structured.

The Company's operates its manufacturing and distribution business in its United States, Germany, and Colombia subsidiaries. The Company also was engaged in the growth, cultivation, and development of medicinal cannabis and medicinal cannabis derivative products through its Colombia Cosechemos subsidiary. Management has defined the reportable segments of the Company based on this internal business unit reporting, which is by major product line, and aggregates similar businesses into the house of brands segment below. The Corporate segment reflects balances and expenses that do not directly influence business unit operations.

Information regarding the Company's segments is summarized as follows:

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Sales
Commercial & Wholesale	$10,797	$-	$18,755	$-
House of Brands	13,000	10,810	26,765	15,793
Pharmaceuticals	-	-	-	-
Eliminations	(2,337)	(1,867)	(4,741)	(2,649)
	$21,460	$8,943	$40,779	$13,144

Net Loss
Commercial & Wholesale	$(6,710)	$-	$(6,737)	$-
House of Brands	(28,763)	(17,354)	(29,118)	(18,016)
Pharmaceuticals	(36)	-	(81)	-
Corp & Eliminations	(1,482)	(5,698)	(4,242)	(11,291)
	$(36,991)	$(23,052)	$(40,178)	$(29,307)

As at	June 30, 2023	December 31, 2022
Assets
Commercial & Wholesale	$11,129	$22,225
House of Brands	16,317	48,950
Pharmaceuticals	1,159	3,313
Corp & Eliminations	1,874	6,499
	$30,479	$80,987

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and six months ended June 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)

Disaggregation of net sales by geographic area:

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Sales
United States	$10,352	$8,679	$21,351	$12,745
Germany	10,797	-	18,755	-
United Kingdom	311	264	673	399
	$21,460	$8,943	$40,779	$13,144

20. SUBSEQUENT EVENTS

SALE OF COLOMBIA ENTITIES

On July 5, 2023, the Company entered into a Share Purchase Agreement with Lisan Farma Colombia LLC ("Lisan"), a Delaware limited liability company, to sell all of its shares in certain Colombian companies and other Flora assets related to its Colombian operations for a purchase price of CAD $0.8 million (USD $0.6 million).

The Company sold all of its shares and assets related to the following Colombian companies and branches:

  Flora Growth Corp Colombia S.A.S. (formerly Hemp Textiles & Co. S.A.S.)
  Flora Lab S.A.S. (formerly Grupo Farmaceutico Cronomed S.A.S.)
  Flora Med S.A.S. (formerly Breeze Laboratory S.A.S.)
  Labcofarm Laboratorios S.A.S
  Cosechemos Ya S.A.S.
  Kasa Wholefoods Company S.A.S.
  Flora Growth Corp. Sucursal Colombia
  Flora Beauty LLC Sucursal Colombia

The applicable capital stock of the Colombian entities will be transferred to Lisan at the date of closing. All assets underlying this sale are expected to be transferred to Lisan on an "as is where is" basis within the next 30 days. See discussion in Note 3.

OTHER

Subsequent to June 30, 2023, a total of 4,000 restricted shares were forfeited and a total of 51,432 options were forfeited.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented. This discussion should be read in conjunction with (a) our unaudited condensed consolidated financial statements and related notes contained elsewhere in Part I, Item 1, "Financial Statements" of this Quarterly Report, and (b) Part I, Item 1A "Risk Factors", Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes in our 2022 Annual Report. As discussed in the section above titled "Cautionary Statement Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included under Part II, Item 1A below and included under Part I, Item 1A in our 2022 Annual Report.

Amounts are expressed in United States dollars ("$" or "USD") unless otherwise stated to be in Canadian dollars ("CAD"), Euro ("€" or "EUR"), or Colombia pesos ("COP"). Amounts stated in foreign currencies include approximate USD amounts based on exchange rates on June 30, 2023. Variance, ratio, and percentage changes in this section are based on unrounded numbers. This section reports the Company's activities through June 30, 2023, unless otherwise indicated.

Overview of our Business

We are a multi-national cannabis company that manufactures and distributes consumer packaged goods and distributes medicinal cannabis and pharmaceutical products. Flora exists to create a world where the benefits of cannabis are accessible to everyone. Our business strategy was built on three core pillars: House of Brands, Commercial & Wholesale, and Pharmaceutical. This strategy was devised to allow us optimal access to markets around the globe based on the legal standing of cannabis in each of the geographical locations in which we operate. Our approach has enabled us to develop distribution networks, build customer bases, establish operations as the regulatory framework evolves and allow for expanded access to cannabis and its derivatives.

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

On July 5, 2023, the Company entered into a Share Purchase Agreement with Lisan Farma Colombia LLC, a Delaware limited liability company, to sell all its shares in its Colombian related subsidiaries and its Colombian assets for a purchase price of CAD $0.8 million (USD $0.6 million). The sale relates to all of Flora's operations in Colombia, including its interest in (i) its 361-acre Cosechemos farm located in Giron, Colombia and its related processing facilities and inventory and (ii) all other assets relating to Flora Lab 2, Flora Lab 4 and Flora's Colombian food and beverage and consumer products business (together "Colombia Assets"). The sale enables the Company to concentrate on its core business divisions, which are lifestyle brands in the United States and international pharmaceutical distribution. The sale was part of several strategic changes to cut costs and streamline operations. The sale is expected to close by August 18, 2023.

House of Brands

JustCBD is Flora's leading consumer packaged goods brand. JustCBD was launched in 2017 with a mission to bring high-quality, trustworthy, and budget-friendly CBD products to market. The JustCBD offering currently consists of over 350 products across 15 categories, including CBD gummies, topicals, tinctures, and vape products and ships to over 11,500 independent retailers worldwide. JustCBD also sells direct to consumers with a customer base of approximately 350,000 people. JustCBD products are available for purchase in smoke and vape shops, clinics, spas and pet stores, as well as other independent non-traditional retail channels. JustCBD's products are both internally and third-party lab-tested to ensure quality.

Vessel is Flora's cannabis accessory and technology brand currently servicing the United States and Canada through direct-to-consumer and retail sales. Vessel's products include cannabis consumption accessories, personal storage, and travel accessories for the vape and dry herb categories, which are sold to consumers, dispensaries, smoke shops and cannabis brands. Vessel has been fully integrated into JustCBD and now benefits from operational, logistical and sales synergies with JustCBD.

Mambe was Flora's food and beverage brand with a focus in Latin America, offering infused natural fruit juices and canned goods. The brand operated on a business-to-business model, where we sell to both distributors and retail businesses. Over the last three years, Mambe has expanded its distribution in Colombia, primarily in supermarkets, discount retailers, coffee shops, restaurants and airports. Mambe's list of clients include well-known Colombian retailers Juan Valdez, Jumbo, Sipote Burrito and Xue. Additional brands in our portfolio include: Mind Naturals (skincare), Stardog Loungewear (apparel), No Cap Hemp Co (minor cannabinoids), KaLaya (skincare) and Original Hemp (e-commerce). The Mambe, Mind Naturals, Stardog Loungewear and KaLaya brands were sold as part of the Colombian Assets.

Commercial & Wholesale

The Company's Commercial and Wholesale pillar encompasses the distribution of pharmaceutical products to international markets. This pillar is anchored by Flora's wholly owned subsidiary, Phatebo, a multi-national operator in pharmaceutical and medical cannabis distribution, with principal operations in Germany. Prior to the sale of the Colombia Assets, this pillar also included the cultivation and transformation of cannabis at Cosechemos, our 249-acre licensed cultivation facility in Girón, Colombia. To date, the Company had not exported material amounts of cannabis.

Based in Germany, Phatebo is a wholesale pharmaceutical distribution company with import and export capabilities of a wide range of pharmaceutical goods and medical cannabis products to treat a variety of health indications, including drugs related to cancer therapies, ADHD, multiple sclerosis and anti-depressants, among others. Phatebo holds a license for the Trade in Narcotic Drugs (including the cannabis sales license amendment) and a wholesale trading license, both of which are issued by BfArM (the largest drug approval authority in Europe). Phatebo is focused on distributing pharmaceutical products within 28 countries globally, primarily in Europe, but also with sales to Asia, Latin America, and North America. In November 2018, Phatebo also received a medical cannabis import and distribution license. We intend to leverage Phatebo's existing network of approximately 1,200 pharmacies as Flora begins to move medicinal cannabis from third parties into Germany. Additionally, the Phatebo warehouse provides a logistics outpost for Flora's growing product portfolio and distribution network within the European Union.

Pharmaceutical

Flora's Pharmaceutical pillar was focused on developing pharmaceutical grade products and providing scientific-based research connected to molecules found in the cannabis plant. Through this pillar, Flora worked to provide access to medical cannabis, create awareness through education and initiate research studies for use in targeted and broad-based use cases leveraging multiple modalities. Our pharmaceutical pillar was anchored by Flora Lab 2 and Flora Lab 4, both of which are located in Bogota, Colombia. These laboratories allowed us to manufacture plant-based, medical-grade pharmaceuticals, phytotherapeutics, and dietary supplements. Flora Lab 2 and Flora Lab 4 were sold as part of the Colombia Assets sale.

Factors Impacting our Business

Challenges in realization of overhead reductions. The Company's operating expenses currently exceed its gross profit generated. Management has taken, and continues to implement, various cost-saving initiatives in an effort to lower overhead costs. However, the Company has not yet reached the critical balance in reducing overhead to meet both the existing and potential market demand in aggregate. The Company strives to attain sufficient growth to cover its overhead to reach profitability. If the Company fails to grow its business or reduce its operating expenses further in the long term, it will continue to face significant cash flow deficiencies in the future and continue to be reliant on debt and/or equity financing to fund operations.

Acquisition strategy disadvantages include significant transaction costs and liabilities of our acquirees. The Company has historically been opportunistic and pursues acquisitions from time to time that management believes will be complementary to or synergistic to the Company's existing business. However, any such acquisitions require the Company to incur heightened upfront transaction costs and require the Company to assume certain liabilities from the acquired company. In addition, while the Company believes such acquisitions will provide enhanced value in the long term, it is possible that the anticipated synergies from the acquisition may never be realized. For example, the Company acquired JustCBD in February 2022 and Franchise Global Health Inc. ("FGH") in December 2022. In connection with the acquisition of JustCBD, the Company incurred $0.6 million in transaction costs in the first quarter of 2022, which included legal and consulting fees incurred by the Company. In addition, we assumed $4.0 million in liabilities, which included $0.6 million of lease liabilities and other ordinary course operating liabilities. In connection with the acquisition of FGH, the Company incurred $0.5 million in transaction costs in the fourth quarter of 2022, which included legal and consulting fees incurred by the Company. In addition, we assumed $9.1 million in liabilities, which included $1.3 million of outstanding legal fees of FGH prior to the acquisition, $1.1 million of debt, $3.4 million of indemnified liabilities and other ordinary course operating liabilities. During the first fiscal half of 2023 the Company paid $1.0 million related to the acquisition of FGH, of which $0.7 million was related to outstanding FGH liabilities and $0.3 million was related to the Company's costs pertaining to the acquisition.

Diversification of cashflows. Our sources of cash are diversified across geographic and product lines. Revenues are concentrated primarily in Germany and the United States, spanning pharmaceuticals, hemp and non-hemp consumer products and medicinal cannabis.

Low-cost cannabis acquisition and high-margin distribution. We aim to achieve economies of scale by sourcing medical cannabis and benefiting from production in low-cost jurisdictions across the globe. We then intend to utilize our cannabis and distribution networks to sell product in countries at an accretive margin. Provided we are able to navigate the uncertain regulatory environment for our cannabis products, Flora believes it is well-positioned to act as both an exporter and importer of medicinal cannabis to our distribution network in Germany where the supply of medicinal cannabis is largely dependent on imports.

International cannabis developments. Flora's growth is embedded in the expansion, regulation and legalization of medicinal and recreational cannabis and cannabis derivative products across the world. While medicinal cannabis has been regulated at the federal level in multiple countries, the Company is focused on the most robust markets in Germany and the European Union. We remain tuned to international developments as potentially lucrative medicinal cannabis markets open.

Product evolution and brand acceptance. As the cannabis industry continues to change, divergent regulations and the corresponding resources required to introduce high-quality products are expected to impact our market share. Gaining access to continuously evolving and superior products remains a critical success factor. Our ultimate ability to produce and acquire products meeting stringent quality control standards drives the extent of consumer acceptance. Furthermore, the intrinsic value within our brands, including JustCBD and Vessel, is subject to evolving consumer sentiment.

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

Integration of acquired companies. Our growth has been fueled substantially by the acquisition of JustCBD, Vessel and FGH. Our continued ability to extract incremental synergies from a group of diversified entities is a key determinant of our ability to expand organically.

Public Company Costs

Following the consummation of our initial public offering, we became a public company, which has required the hiring of additional staff and implementation of processes and procedures to address public company regulatory requirements and customary practices. We expect to continue to incur substantial additional annual expenses for, among other things, directors' and officers' liability insurance, director fees and additional internal and external costs for investor relations, accounting, audit, legal, corporate secretary and other functions.

Minimum Bid Price Requirement

On July 8, 2022, the Company was notified by the Nasdaq Stock Market, LLC ("Nasdaq") that it was not in compliance with the minimum bid price requirement of $1.00 per share for 30 consecutive business days as set forth in Rule 5550(a)(2) of the Nasdaq Listing Rules (the "Minimum Bid Price Requirement"). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq provided a 180-calendar day period following the date of the notice to regain compliance. To regain compliance with the Minimum Bid Price Requirement, the Company was required to maintain a minimum closing bid price of $1.00 or more for at least 10 consecutive trading days. From June 9, 2023 through June 23, 2023, a period of 10 consecutive trading days, the closing bid price of the Company's Common Shares was greater than $1.00 per share. Accordingly, on June 26, 2023, the Company received formal notice from Nasdaq that it had regained compliance with the Minimum Bid Price Requirement and that the matter has been closed. Flora is now in compliance with all applicable continued listing standards and its Common Shares continue to be listed and traded on Nasdaq.

Key Components of Results of Operations

Revenue

The Company primarily generates revenue as a distributor of pharmaceutical goods, and a manufacturer and reseller of a range of cannabis-based and complementary products. The Company has three major revenue groups, which are also its reportable segments:

(1) House of Brands;

(2) Commercial and Wholesale; and

(3) Pharmaceuticals.

These segments reflect how the Company's operations are managed, how the Company's Chief Executive Officer, who is the chief operating decision maker, allocates resources and evaluates performance, and how the Company's internal management financial reporting is structured.

The Company's operates its manufacturing and distribution business through its subsidiaries in the United States and Germany. For the six months ended June 30, 2023, the Company also was engaged in the growth, cultivation, and development of medicinal cannabis and medicinal cannabis derivative products in Colombia.

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

Revenue is recognized at the transaction price, which is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods to a customer. Gross revenue excludes duties and taxes collected on behalf of third parties. Revenue is presented net of expected price discounts, sales returns, customer rebates and other incentives. The Company's cannabis consumption accessory products include a six-month warranty, which the Company accrues for the estimated liability based on historical and expected claim costs.

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

Cost of sales

The Company includes the cost of raw materials and supplies, purchased finished goods and changes in inventory reserves in cost of sales for each of its three reportable segments. Raw materials include the purchase cost of the materials, freight-in and duty. Finished goods include the cost of direct materials and labor and a proportion of manufacturing overhead allocated based on normal production capacity. Inventory reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The primary factors that can impact cost of goods sold on a period-to-period basis include the volume of products sold, the mix of products sold, third-party quality costs, transportation, overhead allocations and changes in inventory provisions.

Operating Expenses

The Company's operating expenses are apportioned based on the following categories:

  Consulting and management fees include salary and benefit expenses for employees, directors and consultants for the Company's corporate activities, other than those included in one of general and administrative, share-based compensation, and research and development.
  Professional fees include legal, audit and other expenses incurred by third-party service providers.
  General and administrative include certain public company costs, merchant fees and temporary labor and subcontractor costs for the Company's operating subsidiaries.
  Promotion and communication expenses consist primarily of services engaged in marketing and promotion of our products and costs associated with initiatives and development programs and salary and benefit expenses for certain employees.

  Travel expenses relate to flight, lodging and incidental expenses for attending conferences, events and key business meetings.
  Share-based compensation includes the cost of vesting of the Company's equity awards, including share options and restricted share awards.
  Research and development expenses primarily consist of salary and benefit expenses for employees engaged in research and development activities, as well as other general costs associated with R&D activities.
  Operating lease expense represents the cost of the Company's operating leases, primarily consisting of real estate and equipment.
  Depreciation and amortization expense is provided on a straight-line basis over the corresponding assets' estimated useful lives.
  Bad debt expense consists of changes in the provision for the Company's expected credit losses. The Company utilizes a provision matrix to estimate lifetime expected credit losses.
  Asset impairment includes the difference between the fair value and carrying amount of the asset group. An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of an asset group.
  Other expenses (income), net include miscellaneous expenses that do not fit the criteria for recognition in another category.

Non-Operating (Income) Expenses

Non-operating (income) expenses include interest income and expenses, foreign exchange losses and unrealized (gains) losses from changes in fair value. Interest is primarily related to the Company's operating lines of credit. Foreign exchange is largely related to the revaluation of balances denominated in foreign currencies to U.S. dollars. Unrealized (gains) losses from changes in fair value pertain to fluctuations in the fair values of the Company's investments and liabilities.

Income Tax

Income tax consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Loss from Discontinued Operations

Loss from discontinued operations includes the net loss, net of tax, of the Colombian subsidiaries sold on July 5, 2023. It also includes an expected loss on the disposal as the carrying value of the assets being sold exceeded the expected sale price.

Results of Operations

The following tables provide sets forth the Company's consolidated results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands). The period-to-period comparisons of the Company's historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data have been derived from our unaudited condensed interim consolidated financial statements for the three and six months ended June 30, 2023 and 2022 included elsewhere in this Quarterly Report.

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Revenue	$21,460	$8,943	$40,779	$13,144
Cost of sales	17,500	5,624	31,473	7,597
Gross profit	3,960	3,319	9,306	5,547
Consulting and management fees	3,662	2,116	7,333	3,976
Professional fees	668	727	665	1,705
General and administrative	685	1,088	1,036	1,660
Promotion and communication	1,263	2,039	2,571	4,414
Travel expenses	124	291	256	492
Share based compensation	338	1,263	992	2,789
Research and development	13	111	29	233
Operating lease expense	308	136	624	327
Depreciation and amortization	874	706	1,738	1,050
Bad debt expense	18	254	47	255
Asset impairment	34,941	15,652	34,941	15,652
Other expenses, net	1,127	456	1,505	810
Operating loss	(40,061)	(21,520)	(42,431)	(27,816)
Non-operating (income) expenses	(1,951)	1,532	(1,057)	1,491
Net loss before taxes and discontinued operations	(38,110)	(23,052)	(41,374)	(29,307)
Income tax benefit	(1,119)	-	(1,196)	-
Net loss from continuing operations	(36,991)	(23,052)	(40,178)	(29,307)
Loss from discontinued operations	(7,565)	(1,620)	(8,283)	(2,995)
Net loss for the period	$(44,556)	$(24,672)	$(48,461)	$(32,302)

For the Three Months Ended June 30, 2023, and 2022

Revenue

Revenue totaled $21.5 million and $8.9 million for the three months ended June 30, 2023 and 2022, respectively. The increase was primarily driven by the following:

  FGH contributed $10.8 million. If FGH was acquired on January 1, 2022, the Company's revenue would have increased by approximately $10.6 million during the three months ended June 30, 2022.
  JustCBD contributed $11.1 million in the three months ended June 30, 2023 compared to $9.0 million in the three months ended June 30, 2022.

Revenues generated for the three months ended June 30, 2023 by the House of Brands segment were $13.0 million compared to revenues generated for the three months ended June 30, 2022 of $10.8 million. The increase is primarily related to increased sales at JustCBD.

Revenues generated for the three months ended June 30, 2023 by the commercial and wholesale segment were $10.8 million compared to revenues generated for the three months ended June 30, 2022 of $nil. The increase was driven by the acquisition of FGH in December 2022, which contributed $10.8 million.

Revenues generated for the three months ended June 30, 2023 by the Company`s Colombian entities are included separately within Loss from Discontinued Operations.

Gross Profit

Gross profit totaled $4.0 million and $3.3 million for the three months ended June 30, 2023 and 2022, respectively. The increase was primarily driven by the acquisition of FGH, which contributed $0.6 million in the three months ended June 30, 2023 compared to $nil in the three months ended June 30, 2022. The increase was also driven by increased sales at JustCBD, which contributed $3.0 million in the three months ended June 30, 2023 compared to $2.8 million in the three months ended June 30, 2022. The remaining fluctuations are not significant. As a percentage of net sales, or gross margin, the Company reported 18% and 37% for the three months ended June 30, 2023 and 2022, respectively. The decrease is primarily due to the acquisition of FGH, which distributes relatively lower margin pharmaceuticals.

Operating Expenses

Operating expenses totaled $44.0 million and $24.8 million for the three months ended June 30, 2023 and June 30, 2022, respectively. The increase was primarily driven by increased asset impairments.

Consulting and Management Fees

Consulting and management fees were $3.7 million for the three months ended June 30, 2023 compared to $2.1 million for the three months ended June 30, 2022. These fees are related to employment and consulting contracts with most of the Company's management, as well as directors. The increase is primarily related to the acquisition of FGH, which contributed $0.7 million, as well as a severance payment made to the former Chief Executive Officer.

Professional Fees

Professional fees totaled $0.7 million for the three months ended June 30, 2023 compared to $0.7 million for the three months ended June 30, 2022. These expenses are associated with legal, accounting and audit services.

General and Administrative Expenses

General and administrative expenses totaled $0.7 million for the three months ended June 30, 2023 compared to $1.1 million for the three months ended June 30, 2022. The decrease is primarily due to the Company's efforts to reduce general and administrative expenses.

Promotion and Communication Expenses

Promotion and communication expenses totaled $1.3 million for the three months ended June 30, 2023 compared to $2.0 million for the three months ended June 30, 2022. The decrease is primarily due to cost-cutting initiatives by the Company aimed at the minimization of corporate overhead. Promotion expenses incurred in the period largely relate to the nature of JustCBD's business model, which is centered around promoting its products as a method for stimulating revenue growth.

Travel Expenses

Travel expenses totaled $0.1 million for the three months ended June 30, 2023 compared to $0.3 million for the three months ended June 30, 2022. These expenses were for various trips related to the subsidiaries and the Company's promotional activities.

Share-based Compensation Expenses

Share based compensation expenses totaled $0.3 million for the three months ended June 30, 2023 compared to $1.3 million for the three months ended June 30, 2022. These expenses represent the amortization of the fair value of share-based payments. The decrease is primarily due to the cancellation of restricted stock awards, a result of employee terminations during the second quarter of fiscal 2023.

Research and Development Expenses

Research and development expenses totaled less than $0.1 million for the three months ended June 30, 2023 compared to $0.1 million for the three months ended June 30, 2022. Research and development expenses have been minimized in the period ended June 30, 2023 whereas in the period ended June 30, 2022 they consisted primarily of contract research fees, manufacturing, consultant fees, and costs related to the launch of new brands for the Vessel business.

Operating Lease Expenses

Operating lease expenses totaled $0.3 million for the three months ended June 30, 2023 compared to $0.1 million for three months ended June 30, 2022. The increase is primarily due to the acquisition of FGH and its accompanying facility and vehicle leases.

Depreciation and Amortization Expense

Depreciation and amortization expenses totaled $0.9 million for the three months ended June 30, 2023 compared to $0.7 million for the three months ended June 30, 2022. The increase in the depreciation and amortization is primarily due to the acquisition of FGH, and the corresponding amortization of the intangible assets acquired.

Bad Debt Expense

Bad debt expense totaled less than $0.1 million for the three months ended June 30, 2023 compared to $0.3 million for the three months ended June 30, 2022. The amounts reflect the Company's estimate of lifetime expected losses related to outstanding trade receivables.

Asset Impairment

Asset impairment totaled $34.9 million for the three months ended June 30, 2023 compared to $15.7 million for the three months ended June 30, 2022. The amount in 2023 represents impairment of the goodwill at JustCBD and FGH and the long-lived assets at Vessel, JustCBD and FGH. The amount in 2022 represents impairment of the goodwill at Vessel.

Other Expenses

Other expenses totaled $1.1 million for the three months ended June 30, 2023 compared to $0.5 million for the three months ended June 30, 2022. For both periods, these expenses consist mainly of insurance, repairs and maintenance and royalties partially offset by miscellaneous incomes.

Non-operating (Income) Expenses

Flora realized $2.0 million in non-operating income for the three months ended June 30, 2023 compared to non-operating expense of $1.5 million for the three months ended June 30, 2022. These (incomes) expenses consist of unrealized losses from changes in fair value, interest (income) expense and foreign exchange loss. The increase in income is primarily due to a $2.0 million gain on the value of the contingent consideration related to the JustCBD acquisition during the three months ended June 30, 2023 compared to a $1.3 million loss during the three months ended June 30, 2022.

Income Tax Benefit

We recognized $1.1 million and $nil in income tax benefit for the three months ended June 30, 2023 and 2022, respectively. Our effective tax rate during the periods ended June 30, 2023 and 2022 was 2.9% and 0.0%, respectively. We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we consider such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to believe our deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance remains recorded against net deferred taxes as of June 30, 2023 and 2022. The income tax benefit in the three months ended June 30, 2023 is primarily related to the tax effect of the impairment charge on the intangible assets at FGH.

Loss from Discontinued Operations

Loss from discontinued operations totaled $7.6 million in the three months ended June 30, 2023 compared to $1.6 million in the three months ended June 30, 2022. The increase is primarily due to impairment charges and losses on disposal in relation to the Company`s Colombian operations.

Net loss

We incurred a net loss of $44.6 million and $24.7 million for the three months ended June 30, 2023 and 2022, respectively. The increase in net loss is primarily driven by increased asset impairments of $19.3 million and an increase of $6.0 million in relation to the loss from discontinued operations for the Company`s Colombian operations.

For the Six Months Ended June 30, 2023, and 2022

Revenue

Revenue totaled $40.8 million and $13.1 million for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily driven by the following acquisitions:

  JustCBD contributed $23.2 million in the six months ended June 30, 2023 compared to $12.5 million in the six months ended June 30, 2022. If JustCBD was acquired on January 1, 2022, the Company's revenue would have increased by approximately $5.2 million during the six months ended June 30, 2022.
  Vessel contributed $3.5 million compared to $3.3 million in the six months ended June 30, 2022.
  FGH contributed $18.8 million. If FGH was acquired on January 1, 2022, the Company's revenue would have increased by approximately $23.6 million during the six months ended June 30, 2022.
  The remaining change in revenue is related to increased intercompany eliminations pertaining to sales between Company subsidiaries that reduce revenue.

Revenues generated for the six months ended June 30, 2023 by the House of Brands segment were $26.8 million compared to revenues generated for the six months ended June 30, 2022 of $15.8 million. The increase is primarily related to the acquisition of JustCBD in February 2022, which contributed $23.2 million and $12.5 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

Revenues generated for the six months ended June 30, 2023 by the commercial and wholesale segment were $18.8 million compared to revenues generated for the six months ended June 30, 2022 of $nil. The increase was driven by the acquisition of FGH in December 2022, which contributed $18.8 million.

Revenues generated for the six months ended June 30, 2023 by the Company`s Colombian entities are included separately within Loss from Discontinued Operations.

Gross Profit

Gross profit totaled $9.3 million and $5.5 million for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily driven by the acquisitions of FGH and JustCBD, which contributed $1.3 million and $7.0 million, respectively, in the six months ended June 30, 2023. In the comparative period, JustCBD contributed $4.5 million and FGH did not contribute as it was acquired in December 2022. The remaining fluctuations are largely related to Vessel, which contributed $1.3 million in the six months ended June 30, 2023 compared to $1.0 million in the six months ended June 30, 2022. As a percentage of net sales, or gross margin, the Company reported 23% and 42% for the six months ended June 30, 2023 and 2022, respectively. The decrease is primarily due to the acquisition of FGH, which distributes relatively lower margin pharmaceuticals.

Operating Expenses

Operating expenses totaled $51.7 million and $33.4 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The increase was primarily driven by increased asset impairments in the six months ended June 30, 2023, partially offset by reduced promotion and communication, professional fees and share based compensation expenses.

Consulting and Management Fees

Consulting and management fees were $7.3 million for the six months ended June 30, 2023 compared to $4.0 million for the six months ended June 30, 2022. These fees are related to employment and consulting contracts with most of the Company's management, as well as directors. The increase is primarily related to the acquisition of FGH, which contributed $1.2 million, as well as increased staffing to support expanded operations and a severance payment made to the former Chief Executive Officer.

Professional Fees

Professional fees totaled $0.7 million for the six months ended June 30, 2023 compared to $1.7 million for the six months ended June 30, 2022. These expenses are associated with legal, accounting and audit services. In the period ended June 30, 2023, the Company made a concerted effort to reduce professional fees and receive credit notes from certain service providers. In the period ended June 30, 2022, professional fees included one-time acquisition and transaction related costs relating to the Company's acquisition of JustCBD.

General and Administrative Expenses

General and administrative expenses totaled $1.0 million for the six months ended June 30, 2023 compared to $1.7 million for the six months ended June 30, 2022. The decrease is primarily due to the Company's efforts to reduce general and administrative expenses.

Promotion and Communication Expenses

Promotion and communication expenses totaled $2.6 million for the six months ended June 30, 2023 compared to $4.4 million for the six months ended June 30, 2022. The decrease is primarily due to cost-cutting initiatives by the Company aimed at the minimization of corporate overhead. Promotion expenses incurred in the period largely relate to the nature of JustCBD's business model, which is centered around promoting its products as a method for stimulating revenue growth.

Travel Expenses

Travel expenses totaled $0.3 million for the six months ended June 30, 2023 compared to $0.5 million for the six months ended June 30, 2022. These expenses were for various trips related to the subsidiaries and the Company's promotional activities.

Share-based Compensation Expenses

Share based compensation expenses totaled $1.0 million for the six months ended June 30, 2023 compared to $2.8 million for the six months ended June 30, 2022. These expenses represent the amortization of the fair value of share-based payments. The decrease is primarily due to the cancellation of restricted stock awards, a result of employee terminations during the first six months of 2023.

Research and Development Expenses

Research and development expenses totaled less than $0.1 million for the six months ended June 30, 2023 compared to $0.2 million for the six months ended June 30, 2022. Research and development expenses have been minimized in the period ended June 30, 2023 whereas in the period ended June 30, 2022 they consisted primarily of contract research fees, manufacturing, consultant fees, and costs related to the launch of new brands for the Vessel business.

Operating Lease Expenses

Operating lease expenses totaled $0.6 million for the six months ended June 30, 2023 compared to $0.3 million for six months ended June 30, 2022. The increase is primarily due to the acquisition of FGH and its accompanying facility and vehicle leases.

Depreciation and Amortization Expense

Depreciation and amortization expenses totaled $1.7 million for the six months ended June 30, 2023 compared to $1.1 million for the six months ended June 30, 2022. The increase is primarily due to the acquisition of FGH, and the corresponding amortization of the intangible assets acquired.

Bad Debt Expense

Bad debt expense totaled less than $0.1 million for the six months ended June 30, 2023 compared to $0.3 million for the six months ended June 30, 2022. The amounts reflect the Company's estimate of lifetime expected losses related to outstanding trade receivables.

Asset Impairment

Asset impairment totaled $34.9 million for the six months ended June 30, 2023 compared to $15.7 million for the six months ended June 30, 2022. The amount in 2023 represents impairment of the goodwill at JustCBD and FGH and the long-lived assets at Vessel, JustCBD and FGH. The amount in 2022 represents impairment of the goodwill at Vessel.

Other Expenses

Other expenses totaled $1.5 million for the six months ended June 30, 2023 compared to $0.8 million for the six months ended June 30, 2022. For both periods, these expenses consist mainly of insurance, repairs and maintenance and royalties partially offset by miscellaneous incomes.

Non-operating (Income) Expenses

Flora realized $1.1 million in non-operating income for the six months ended June 30, 2023 compared to non-operating expense of $1.5 million for the six months ended June 30, 2022. This (income) expense consists of unrealized (gains) losses from changes in fair value, interest (income) expense and foreign exchange loss. The increase in income is primarily due to a $1.1 million gain on the value of the contingent consideration related to the JustCBD acquisition during the six months ended June 30, 2023 compared to a $1.3 million loss during the six months ended June 30, 2022.

Income Tax Benefit

We recognized $1.2 million and $nil in income tax benefit for the six months ended June 30, 2023 and 2022, respectively. Our effective tax rate during the periods ended June 30, 2023 and 2022 was 2.9% and 0.0%, respectively. The income tax benefit in the six months ended June 30, 2023 is primarily related to the tax effect of the impairment charge on the intangible assets at FGH.

Loss from Discontinued Operations

Loss from discontinued operations totaled $8.3 million in the six months ended June 30, 2023 compared to $3.0 million in the six months ended June 30, 2022. The increase is primarily due to impairment charges and losses on disposal in relation to the Company`s Colombian operations.

Net loss

We incurred a net loss of $48.5 million and $32.3 million for the six months ended June 30, 2023 and 2022, respectively. The increase in net loss is primarily driven by increased asset impairments of $19.3 million and an increase of $5.3 million in relation to the loss from discontinued operations for the Company`s Colombian operations.

Liquidity and Capital Resources

Since the Company's inception, we have funded our operations and capital spending through cash flows from product sales and proceeds from the sale of our capital stock. The Company is generating cash from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support our business growth and expansion. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows in the foreseeable future. Our current principal sources of liquidity are cash and cash equivalents provided by our operations and prior equity offerings. Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents were $1.8 million and $8.9 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, the Company's current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they come due within twelve months from the date the unaudited condensed interim consolidated financial statements were issued. The unaudited condensed interim consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's ability to execute its operating plans through the remainder of 2023 and beyond depends on its ability to obtain additional funding through equity offerings, debt financing, or other forms of financing to meet planned growth requirements and to fund future operations, which may not be available on acceptable terms, or at all. If we are unable to raise the requisite funds, we will need to curtail or cease operations. See Note 2 to the Company's unaudited condensed interim consolidated financial statements included elsewhere in this Quarterly Report and to the Company's audited consolidated financial statements for the years ended December 31, 2022, and 2021, included in the 2022 Annual Report, for more information, and "Part I., Item IA Risk Factors - Management has performed an analysis of our ability to continue as a going concern, and has determined that, based on our current financial position, there is a substantial doubt about our ability to continue as a going concern" in the Company's 2022 Annual Report. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In the long term, we will be required to obtain additional financing to fund our current planned operations, which may consist of incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. There can be no assurance that the Company will be able to obtain additional funds on terms acceptable to it, on a timely basis or at all. The failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the results of operations, and financial condition. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing shareholders will be diluted. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

The Company's primary uses of cash are for working capital requirements and capital expenditures. Additionally, from time to time, it may use capital for acquisitions and other investing and financing activities. Working capital is used principally for the Company's personnel as well as costs related to the manufacture and production of its products. The Company's capital expenditures consist primarily of additional facilities, improvements in existing facilities and product development.

Cash Flows

The following table sets forth the major components of the Company's unaudited condensed interim consolidated statements of cash flows for the periods presented.

(In thousands of United States dollars)	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Cash used in operating activities	$(7,783)	$(10,988)
Cash from (used in) financing activities	112	(27)
Cash used in investing activities	(195)	(16,180)
Effect of exchange rate change	584	(152)
Change in cash during the period	(7,282)	(27,347)
Cash, beginning of period	9,537	37,616
Cash included in assets held for sale	(448)	(381)
Cash, end of period	$1,807	$9,888

Cash used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 and 2022 totaled $7.8 million and $11.0 million, respectively. Cash flows used in operating activities for the periods ended June 30, 2023 and 2022 were due primarily to operating expenses exceeding the gross profit for the periods.

Cash provided by (used in) Financing Activities

Net cash provided by (used in) financing activities for the year six months ended June 30, 2023 and 2022 totaled $0.1 million and less than ($0.1) million, respectively. Cash flows provided from financing activities for the period ended June 30, 2023 were primarily related to loan borrowings. Cash flows used in financing activities for the period ended June 30, 2022 were primarily related to the Company's share repurchase program, equity issuance costs and loan repayments, partially offset by proceeds received from warrant and stock option exercises.

Cash used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 and 2022 totaled $0.2 million and $16.2 million, respectively. Cash flows used in investing activities for the period ended June 30, 2023 were primarily related to the purchases of property, plant and equipment, and intangible assets. Cash flows used in investing activities for the period ended June 30, 2022 were primarily related to the cash portion of the consideration paid with respect to the acquisition of JustCBD in February 2022.

Working Capital

As of June 30, 2023, we had working capital of $4.4 million. The Company's primary cash flow needs are for the development of its cannabis and pharmaceutical activities, administrative expenses and for general working capital to support growing sales with related receivables and payables.

Funding Requirements

Our continued existence is dependent on our ability to generate positive cash flows through synergies within our operations, expanding our production capacity and geographic footprint, exploring strategic partnerships, and pursuing accretive acquisitions to supplement our organic growth. We are committed to attaining a level of sustained growth that will effectively offset our overhead costs, thereby paving the path to achieving profitability. We will be required in the future to raise additional capital through either equity or debt financings. To date, we have raised capital through multiple equity offerings. There were no equity offerings in the periods ended June 30, 2023 and 2022.

Debt

In addition to equity offerings, the Company also has access to a credit facility through its acquisition of FGH. The credit facility is in the amount of 1.0 million Euros with Hypoverinsbank, secured by the trade and other receivables of Phatebo GmbH - one of the subsidiaries of FGH. On June 30, 2023, the outstanding amount was 1.0 million Euros ($1.1 million USD). The credit facility has an interest rate of Euribor plus 2.95% per year and does not have a set maturity date. The interest rate is reset every two months.

Off-Balance Sheet Arrangements

As of June 30, 2023, the Company did not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on its results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Contractual Obligations

At June 30, 2023, the Company had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

(In thousands of United States dollars)	Total	Less than 1 Year	1 - 3 Years	More than 3 Years
Legal disputes (1)	$2,968	$2,968	$-	$-
Sales tax (1)	2,220	2,220	-	-
Contingent purchase consideration (2)	2,354	1,633	266	455
Operating lease obligations (3)	2,424	1,234	821	369
Debt (4)	1,200	1,200	-	-
Total	$11,166	$9,255	$1,087	$824

(1) See Note 16 of the Company's unaudited condensed interim consolidated financial statements, included elsewhere in this Quarterly Report.

(2) See Note 8 of the Company's unaudited condensed interim consolidated financial statements, included elsewhere in this Quarterly Report.

(3) See Note 12 of the Company's unaudited condensed interim consolidated financial statements, included elsewhere in this Quarterly Report.

(4) See Note 11 of the Company's unaudited condensed interim consolidated financial statements, included elsewhere in this Quarterly Report.

Critical Accounting Estimates

For information regarding our critical accounting policies and estimates, see "Critical Accounting Estimates" included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Annual Report.

Recently Adopted Accounting Principles

There were no new accounting standards issued during the three months ended June 30, 2023 that impacted the Company. See Note 3, Significant Accounting Policies, of the notes to the consolidated financial statements for the year ended December 31, 2022 for a discussion of recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and the regulations promulgated thereunder) as of June 30, 2023 (the "Evaluation Date"). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective primarily due to the outstanding material weakness discussed in Part II, Item 9A, "Controls and Procedures" in our 2022 Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings described in Item 3 of our 2022 Annual Report.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Flora Growth Corp.	1-A	2.1	10/10/2019
3.2	Articles of Amendment of Flora Growth Corp. effective April 30, 2021	F-1	3.3	11/16/2021
3.3	Articles of Amendment of Flora Growth Corp. effective June 9, 2023	8-K	3.1	07/07/2023
3.4	Bylaw No. 1-A of Flora Growth Corp.	6-K	99.3	07/06/2022
10.1#	Separation Agreement and Release, dated April 12, 2023, by and among Flora Growth Corp., Flora Growth Management Corp. and Luis Merchan	8-K	10.1	04/18/2023
10.2#	Amendment No. 1 to Separation Agreement and Release, dated May 14, 2023, by and among, Flora Growth Corp., Flora Growth Management Corp. and Luis Merchan	8-K	10.1	05/18/2023
10.3#	Executive Employment Agreement, dated April 16, 2023, by and between Flora Growth Management Corp. and Hussein Rakine	8-K	10.2	04/18/2023
10.4#	Separation Agreement and Release, dated June 25, 2023, by and among, Flora Growth Corp., Flora Growth Management Corp. and Hussein Rakine	8-K	10.1	06/27/2023
10.5#	Separation Agreement and Release, dated June 25, 2023, by and among, Flora Growth Corp., Flora Growth Management Corp. and Elshad Garayev	8-K	10.2	06/27/2023
10.6#	Separation Agreement and Release, dated June 25, 2023, by and among, Flora Growth Corp., Flora Growth Management Corp. and Jessie Casner	8-K	10.3	06/27/2023
10.7#	Separation Agreement and Release, dated June 25, 2023, by and among, Flora Growth Corp., Flora Growth Management Corp. and Jason Warnock	8-K	10.4	06/27/2023
10.8	Share Purchase Agreement, dated July 5, 2023, by and among Flora Growth Corp. and Lisan Farma Colombia LLC.	8-K	10.1	07/11/2023
10.9	Amendment No. 1 to Share Purchase Agreement, effective July 7, 2023, by and between Flora Growth Corp. and Lisan Farma Colombia LLC.	8-K	10.2	07/11/2023
10.10*	Amendment No. 2 to Share Purchase Agreement, effective July 13, 2023, by and between Flora Growth Corp. and Lisan Farma Colombia LLC.
10.11*	Amendment No. 3 to Share Purchase Agreement, effective July 19, 2023, by and between Flora Growth Corp. and Lisan Farma Colombia LLC.
31.1*	Certification of Principal Executive Officer of Flora Growth Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer of Flora Growth Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer of Flora Growth Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer of Flora Growth Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

# Indicates management contract or compensatory plan or arrangement.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 10, 2023		Flora Growth Corp.

	By:	/s/ Clifford Starke
Clifford Starke
Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2023

	By:	/s/ Dany Vaiman
Dany Vaiman
Chief Financial Officer (Principal Financial and Accounting Officer)