Form 10-Q
period 2023-09-30
Flora Growth Corp.
filed 2023-11-08
CIK 1790169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

3406 SW 26th Terrace , Suite C-1
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
Yes ☐    No ☒

As of November 3, 2023, the registrant had 8,208,595 shares of its common shares, no par value ("Common Shares") outstanding.

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

PART I

Item 1. Financial Statements

Flora Growth Corp.

Table of Contents

Unaudited Condensed Interim Consolidated Financial Statements:	Page

Unaudited Condensed Interim Consolidated Statements of Financial Position as of September 30, 2023 and December 31, 2022	5

Unaudited Condensed Interim Consolidated Statements of Loss and Comprehensive Loss for the Three and Nine Months Ended September 30, 2023 and 2022	6

Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders' Equity (Deficiency) for the Three and Nine Months Ended September 30, 2023 and 2022	7

Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	8

Notes to Unaudited Condensed Interim Consolidated Financial Statements	9

Flora Growth Corp.

Unaudited Condensed Interim Consolidated Statements of Financial Position
(in thousands of United States dollars, except share amounts which are in thousands of shares)

As at:	September 30, 2023	December 31, 2022
ASSETS
Current
Cash	$4,763	$8,935
Restricted cash	35	-
Trade and amounts receivable, net of $1,265 allowance ($1,385 at December 31, 2022)	3,543	5,259
Loans receivable and advances	-	271
Prepaid expenses and other current assets	957	805
Indemnification receivables	3,333	3,429
Inventory	10,637	8,747
Current assets held for sale	589	3,709
Total current assets	23,857	31,155
Non-current
Property, plant and equipment	900	1,218
Operating lease right of use assets	936	2,118
Intangible assets	5,422	17,739
Goodwill	-	23,372
Investments	200	730
Other assets	285	263
Noncurrent assets held for sale	-	4,392
Total assets	$31,600	$80,987
LIABILITIES
Current
Trade payables	$6,706	$7,831
Contingencies	5,398	5,044
Current portion of debt	1,115	1,086
Current portion of operating lease liability	972	1,116
Other accrued liabilities	2,017	1,760
Current liabilities held for sale	374	610
Total current liabilities	16,582	17,447
Non-current
Non-current operating lease liability	1,030	1,561
Deferred tax	481	1,712
Contingent purchase considerations	385	3,547
Noncurrent liabilities held for sale	-	308
Total liabilities	18,478	24,575
SHAREHOLDERS' EQUITY
Share capital, no par value, unlimited authorized, 8,216 issued and outstanding (6,776 at December 31, 2022)	-	-
Additional paid-in capital	149,857	150,420
Accumulated other comprehensive loss	(1,800)	(2,732)
Deficit	(133,734)	(90,865)
Total Flora Growth Corp. shareholders' equity	14,323	56,823
Non-controlling interest in subsidiaries	(1,201)	(411)
Total shareholders' equity	13,122	56,412
Total liabilities and shareholders' equity	$31,600	$80,987

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements. Commitments and contingencies - see Note 16. Going concern - see Note 2.

Flora Growth Corp.

Unaudited Condensed Interim Consolidated Statements of Loss and
Comprehensive Loss
(in thousands of United States dollars, except per share amounts which are in thousands of shares)

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Revenue	$17,317	$9,707	$58,096	$22,851
Cost of sales	12,375	5,024	43,848	12,621
Gross profit	4,942	4,683	14,248	10,230
Operating expenses
Consulting and management fees	2,346	2,778	9,679	6,754
Professional fees	415	742	1,080	2,447
General and administrative	340	956	1,376	2,615
Promotion and communication	1,142	2,145	3,713	6,559
Travel expenses	77	277	333	769
Share based compensation	4	162	996	2,951
Research and development	8	79	37	313
Operating lease expense	286	332	910	659
Depreciation and amortization	305	562	2,043	1,612
Bad debt expense	(14)	631	33	886
Asset impairment	-	-	34,941	15,652
Other expenses (income), net	573	393	2,078	1,203
Total operating expenses	5,482	9,057	57,219	42,420
Operating loss	(540)	(4,374)	(42,971)	(32,190)
Interest expense (income)	16	(5)	67	(47)
Foreign exchange loss (gain)	98	128	(78)	328
Unrealized (gain) loss from changes in fair value	(1,233)	2,177	(2,165)	3,510
Net income (loss) before income taxes and discontinued operations	579	(6,674)	(40,795)	(35,981)
Income tax recovery	(51)	-	(1,247)	-
Net income (loss) from continuing operations	630	(6,674)	(39,548)	(35,981)
Income (loss) from discontinued operations, net of taxes	492	(737)	(7,791)	(3,732)
Net income (loss) for the period	1,122	(7,411)	(47,339)	(39,713)
Net loss attributable to noncontrolling interest	(115)	(30)	(410)	(135)
Net income (loss) attributable to Flora Growth Corp.	$1,237	$(7,381)	$(46,929)	$(39,578)
Basic income (loss) per share from continuing operations	$0.09	$(1.74)	$(5.84)	$(9.68)
Diluted income (loss) per share from continuing operations	$0.08	$(1.74)	$(5.84)	$(9.68)
Basic income (loss) per share attributable to Flora Growth Corp.	$0.18	$(1.93)	$(6.93)	$(10.65)
Diluted income (loss) per share attributable to Flora Growth Corp.	$0.16	$(1.93)	$(6.93)	$(10.65)
Weighted average number of common shares outstanding - basic	6,940	3,831	6,770	3,717
Weighted average number of common shares outstanding - diluted	7,637	3,831	6,770	3,717
Other comprehensive income (loss)
Net income (loss) for the period	$1,122	$(7,411)	$(47,339)	$(39,713)
Foreign currency translation, net of income taxes of $nil ($nil in 2022)	274	1,048	(932)	1,615
Comprehensive income (loss) for the period	848	(8,459)	(46,407)	(41,328)
Comprehensive income (loss) attributable to noncontrolling interests	(115)	(30)	(410)	(135)
Comprehensive income (loss) attributable to Flora Growth Corp.	$963	$(8,429)	$(45,997)	$(41,193)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Flora Growth Corp.

Unaudited Condensed Interim Consolidated Statement of
Shareholders' Equity (Deficiency)
(in thousands of United States dollars, except for share
amounts which are in thousands of shares)

	Common shares		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Non- controlling interests in subsidiaries (deficiency)	Shareholders' equity (deficiency)
	#
For the nine months ended September 30, 2023
Balance, December 31, 2022	6,776	$-	$150,420	$(2,732)	$(90,865)	$(411)	$56,412
September unit offering	1,369	-	2,738	-	-	-	2,738
September unit offering issuance costs	-	-	(254)	-	-	-	(254)
Common shares issued for other agreements	126	-	542	-	-	-	542
Options issued	-	-	219	-	-	-	219
Options forfeited	-	-	(4,335)	-	4,060	-	(275)
Restricted stock granted	112	-	1,415	-	-	-	1,415
Restricted stock cancelled	(167)	-	(810)	-	-	-	(810)
Share issuance costs	-	-	(78)	-	-	-	(78)
Derecognition of equity related to Colombia assets	-	-	-	(195)	-	(380)	(575)
Other comprehensive loss - exchange differences (net of income taxes of $nil)	-	-	-	1,127	-	-	1,127
Net loss	-	-	-	-	(46,929)	(410)	(47,339)
Balance, September 30, 2023	8,216	$-	$149,857	$(1,800)	$(133,734)	$(1,201)	$13,122
For the three months ended September 30, 2023
Balance, June 30, 2023	6,859	$-	$150,726	$(1,526)	$(138,266)	$(706)	$10,228
September unit offering	1,369		2,738				2,738
September unit offering issuance costs	-	-	(254)	-	-	-	(254)
Options issued	-	-	8	-	-	-	8
Options forfeited	-	-	(3,312)	-	3,295	-	(17)
Restricted stock granted	-	-	43	-	-	-	43
Restricted stock cancelled	(12)	-	(30)	-	-	-	(30)
Share issuance costs	-	-	(62)	-	-	-	(62)
Derecognition of equity related to Colombia assets	-	-	-	(195)	-	(380)	(575)
Other comprehensive loss - exchange differences (net of income taxes of $nil)	-	-	-	(79)	-	-	(79)
Net income (loss)	-		-	-	1,237	(115)	1,122
Balance, September 30, 2023	8,216	$-	$149,857	$(1,800)	$(133,734)	$(1,201)	$13,122
For the nine months ended September 30, 2022
Balance, December 31, 2021	3,276	$-	$116,810	$(1,108)	$(38,536)	$(225)	$76,941
Share repurchase	(18)	-	(255)	-	-	-	(255)
Common shares issued for business combinations	475	-	14,697	-	-	-	14,697
Equity issued for other agreements	40	-	1,553	-	-	-	1,553
Acquisition of noncontrolling interest	6	-	283	-	(365)	28	(54)
Options issued	-	-	3,524	-	-	-	3,524
Options exercised	28	-	82	-	-	-	82
Options forfeited	-	-	(1,164)	-	413	-	(751)
Restricted units granted	38	-	95	-	-	-	95
Warrants exercised	24	-	97	-	-	-	97
Share issuance costs	-	-	(88)	-	-	-	(88)
Other comprehensive loss - exchange differences (net of income taxes of $nil)	-	-	-	(1,615)	-	-	(1,615)
Net loss	-	-	-	-	(39,578)	(135)	(39,713)
Balance, September 30, 2022	3,869	$-	$135,634	$(2,723)	$(78,066)	$(332)	$54,513
For the three months ended September 30, 2022
Balance, June 30, 2022	3,847	$-	$135,892	$(1,675)	$(71,098)	$(302)	$62,817
Share repurchase	(18)	-	(5)	-	-	-	(5)
Options issued	-	-	818	-	-	-	818
Options exercised	2	-	5	-	-	-	5
Options forfeited	-	-	(1,164)	-	413	-	(751)
Restricted stock granted	38	-	95	-	-	-	95
Warrants exercised	-	-	6	-	-	-	6
Share issuance costs	-	-	(13)	-	-	-	(13)
Other comprehensive loss - exchange differences (net of income taxes of $nil)	-	-	-	(1,048)	-	-	(1,048)
Net loss	-	-	-	-	(7,381)	(30)	(7,411)
Balance, September 30, 2022	3,869	$-	$135,634	$(2,723)	$(78,066)	$(332)	$54,513

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Flora Growth Corp.

Unaudited Condensed Interim Consolidated Statement of Cash Flows
(in thousands of United States dollars)

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Cash flows from operating activities:
Net loss	$(47,339)	$(39,713)
Adjustments to net loss:
Depreciation and amortization	2,192	1,981
Share based compensation	996	3,140
Asset impairment	39,645	15,652
Changes in fair value of investments and liabilities	(2,165)	3,510
Bad debt expense	598	1,036
Loss on disposal of Colombia assets	1,310	-
Interest expense (income)	69	(6)
Interest paid	(69)	(145)
Income tax recovery	(1,236)	-
	(5,999)	(14,545)
Net change in non-cash working capital:
Trade and other receivables	1,889	909
Inventory	(1,553)	(1,082)
Prepaid expenses and other assets	(213)	203
Trade payables and accrued liabilities	(1,389)	(457)
Net cash used in operating activities	(7,265)	(14,972)

Cash flows from financing activities:
September units issued	2,738	-
Equity issue costs	(329)	(88)
Exercise of warrants and options	-	179
Common shares repurchased	-	(255)
Loan borrowings	168	212
Loan repayments	(131)	(146)
Net cash provided (used) by financing activities	2,446	(98)

Cash flows from investing activities:
Purchases of property, plant and equipment and intangible assets	(201)	(949)
Net cash on disposals	(71)	-
Business and asset acquisitions, net of cash acquired	-	(15,238)
Net cash used in investing activities	(272)	(16,187)

Effect of exchange rate on changes on cash	954	(459)

Change in cash during the period	(4,137)	(31,716)
Cash and restricted cash at beginning of period	8,935	37,616
Cash included in assets held for sale	-	(408)
Cash and restricted cash at end of period	$4,798	$5,492
Supplemental disclosure of non-cash investing and financing activities
Common shares issued for business combinations	$-	$14,917
Assets acquired for contingent consideration	303	-
Common shares issued for other agreements	95	1,281
Operating lease additions to right of use assets	200	2,053
Share issuance costs	297	-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and nine months ended September 30, 2023 and 2022
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

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis, meaning that the Company will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.

Prior to January 1, 2023, Flora was a foreign private issuer reporting its financial statements under International Financial Reporting Standards ("IFRS") as issued by the International Accounting Standard Boards. These consolidated financial statements, for all periods, are presented in accordance with U.S. GAAP.

Going concern

The accompanying unaudited condensed interim consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue one year after the date these unaudited condensed interim consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

The Company had cash of $4.8 million at September 30, 2023, net loss of $47.3 million for the nine months ended September 30, 2023, and an accumulated deficit of $133.7 million at September 30, 2023. Current economic and market conditions have put pressure on the Company's growth plans. The Company's ability to continue as a going concern is dependent on its ability to obtain additional capital. The Company believes that its current level of cash is not sufficient to continue investing in growth, while at the same time meeting its obligations as they become due. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern for a period of at least one year from the date of issuance of these interim condensed consolidated financial statements. To alleviate these conditions, management is currently evaluating various cost reductions and other alternatives and may seek to raise additional funds through the issuance of equity, debt securities, through arrangements with strategic partners, through obtaining credit from financial institutions or otherwise. The actual amount that the Company may be able to raise under these alternatives will depend on market conditions and other factors. As it seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms or at all. The Company's ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including but not limited to market and economic conditions, the Company's performance and investor sentiment with respect to it and its industry. The unaudited condensed interim consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
9

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and nine months ended September 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)

Basis of consolidation

These unaudited condensed interim consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions were eliminated on consolidation. Subsidiaries are entities the Company controls when it is exposed, or has rights, to variable returns from its involvement in the entity and can affect those returns through its power to direct the relevant activities of the entity. Subsidiaries are included in the consolidated financial results of the Company from the date of acquisition up to the date of disposition or loss of control. The Company's subsidiaries and respective ownership percentage have not changed from the year ended December 31, 2022, except as noted below.

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

The Company sold all of its shares and assets related to the following Colombian companies and branches:

  Flora Growth Corp Colombia S.A.S. (formerly Hemp Textiles & Co. S.A.S.)
  Flora Lab S.A.S. (formerly Grupo Farmaceutico Cronomed S.A.S.)
  Flora Med S.A.S. (formerly Breeze Laboratory S.A.S.)
  Labcofarm Laboratorios S.A.S
  Cosechemos Ya S.A.S.
  Kasa Wholefoods Company S.A.S.
  Flora Growth Corp. Sucursal Colombia
  Flora Beauty LLC Sucursal Colombia

The applicable capital stock of the Colombian entities was transferred to Lisan at the date of closing. All assets underlying this sale were transferred to Lisan on an "as is where is" basis. The results of these subsidiaries are included in discontinued operations in the accompanying unaudited condensed interim consolidated financial statements. See discussion in Note 3.

3. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

On July 5, 2023, the Company entered into a Share Purchase Agreement with Lisan Farma Colombia LLC ("Lisan"), a Delaware limited liability company, to sell all its shares in its Colombian related subsidiaries and its Colombian assets for a purchase price of CAD $0.8 million (USD $0.6 million). The sale relates to all of Flora's operations in Colombia, including its interest in (i) its 361-acre Cosechemos farm located in Giron, Colombia and its related processing facilities and inventory and (ii) all other assets relating to Flora Lab 2, Flora Lab 4 and Flora's Colombian food and beverage and consumer products business. The Company has received proceeds of CAD $0.5 million during the quarter ended September 30, 2023 which completed the sale and transfer of Flora Growth Corp Colombia S.A.S, Flora Lab S.A.S., Flora Med S.A.S., Labcofarm Laboratorios S.A.S., Kasa Wholefoods Company S.A.S., Flora Growth Corp. Sucursal Colombia and Flora Beauty LLC Sucursal Colombia. The Company and Lisan completed the sale of Cosechemos Ya S.A.S on November 1, 2023. Because this occurred after the reporting period, the assets and liabilities of Cosechemos Ya S.A.S remain as held for sale as of September 30, 2023.

The sale enables the Company to concentrate on its core business divisions, which are lifestyle brands in the United States and international pharmaceutical distribution. The sale was part of several strategic changes to cut costs and streamline operations.

The Company has presented the associated assets and liabilities of the Colombian subsidiaries as held for sale. The major classes of assets and liabilities classified as held for sale as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Assets held for sale
Cash	$-	$602
Trade and amounts receivable	295	1,592
Prepaid expenses and other current assets	13	174
Inventory	281	1,341
Total current assets held for sale	589	3,709
Property, plant and equipment	-	3,592
Operating lease right of use assets	-	419
Intangible assets	-	358
Other assets	-	23
Total noncurrent assets held for sale	-	4,392
Total assets held for sale	$589	$8,101
Liabilities held for sale
Current portion of operating lease liability	$69	$72
Other accrued liabilities	305	538
Total current liabilities held for sale	374	610
Non-current operating lease liability	-	308
Total liabilities held for sale	$374	$918

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and nine months ended September 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)

The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Revenue	$-	$1,058	$1,450	$2,831
Cost of sales	-	770	1,123	1,544
Gross profit from discontinued operations	-	288	327	1,287
Consulting and management fees	171	459	847	1,726
Professional fees	-	60	82	451
General and administrative	-	231	282	1,000
Promotion and communication	-	50	14	355
Operating lease expense	-	54	93	176
Depreciation and amortization	-	104	148	400
Bad debt expense	-	-	565	150
Asset impairment	-	-	4,704	-
Other (income) expense	(64)	54	60	720
Operating loss from discontinued operations	(107)	(724)	(6,468)	(3,691)
Interest (income) expense	-	13	2	41
Net loss before income taxes	(107)	(737)	(6,470)	(3,732)
(Gain) loss on disposal of discontinued operations	(599)	-	1,310	-
Income tax expense	-	-	11	-
Income (loss) from discontinued operations	$492	$(737)	$(7,791)	$(3,732)
Basic income (loss) per share from discontinued operations	$0.09	$(0.18)	$(1.09)	$(0.97)
Diluted income (loss) per share from discontinued operations	$0.08	$(0.18)	$(1.09)	$(0.97)

The following table summarizes the significant operating and investing items related to the Colombian subsidiaries for the nine months ended September 30, 2023 and 2022

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Operating activities of discontinued operations
Depreciation and amortization	$148	$400
Bad debt expense	565	150
Asset impairment	4,704	-
Investing activities of discontinued operations
Purchases of property, plant and equipment	$94	$624

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
For the three and nine months ended September 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)

During the nine months ended September 30, 2023, the Company recorded a loss on disposal of $1.3 million as the carrying value of the assets being sold exceeded the expected sale price. During the three months ended September 30, 2023, the Company recorded a gain on disposal of $0.6 million because of the derecognition of equity components related to the Colombian entities for which the Company lost control.

4. TRADE AND AMOUNTS RECEIVABLE

The Company's trade and amounts receivable are recorded at amortized cost. The trade and other receivables balance as at September 30, 2023 and December 31, 2022 consists of trade accounts receivable, amounts recoverable from the Government of Canada for Harmonized Sales Taxes ("HST"), as well as Value Added Tax ("VAT") from various jurisdictions, and other receivables.

	September 30, 2023	December 31, 2022
Trade accounts receivable	$3,239	$4,288
Allowance for expected credit losses	(1,265)	(1,385)
HST/VAT receivable	1,281	2,294
Other receivables	288	62
Total	$3,543	$5,259

Changes in the trade accounts receivable allowance in the three and nine months ended September 30, 2023 relate to establishing an allowance for expected credit losses and reclassification of assets held for sale. There were less than $0.1 million and $0.1 million in write-offs of trade receivables during the three and nine months ended September 30, 2023, respectively. The Company has no amounts written-off that are still subject to collection enforcement activity as at September 30, 2023. The Company's aging of trade accounts receivable is as follows:

September 30, 2023
Current	$929
1-30 Days	508
31-60 Days	192
61-90 Days	140
91-180 Days	371
180+ Days	1,099
Total trade receivables	$3,239

5. INVENTORY

Inventory is comprised of the following:

	September 30, 2023	December 31, 2022
Raw materials and supplies	$1,417	$2,363
Finished goods	9,220	6,384
Total	$10,637	$8,747

6.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2023	December 31, 2022
Land	$287	$291
Machinery and office equipment	762	1,098
Vehicles	81	37
Total	1,130	1,426
Less: accumulated depreciation	(230)	(208)
Property, plant and equipment, net	$900	$1,218

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and nine months ended September 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)

Depreciation expense for the three and nine months ended September 30, 2023 was less than $0.1 million and $0.2 million, respectively, (September 30, 2022 - $0.1 million and $0.1 million, respectively) and was recorded in depreciation and amortization in the unaudited condensed interim consolidated statements of operations and comprehensive loss. An impairment of $0.2 million was recorded against Property, Plant and Equipment during the nine months ended September 30, 2023. See Note 10.

7. INVESTMENTS

As at September 30, 2023, the Company's investments consisted of common shares and warrants in an early-stage European cannabis company. The Company owned approximately 9.6% of the investee, or approximately 9% on a diluted basis including exercisable warrants of other investors.

The Company did not exercise the warrants and they expired on February 1, 2023. The Company recorded the remaining value of the warrants as a loss on changes in fair value of the investment during the nine months ended September 30, 2023.

Due to the Company's declining share price, the declining share price of comparable public companies and challenging economic factors, the Company determined that impairment indicators were present at June 30, 2023. The initial investment multiples were compared to the guideline public company multiples observed as at June 30, 2023 (0.4 price to book value and 0.5 price to tangible value), with these updated valuation multiples applied to the investee's estimated book value. The Company also considered the status of the investee's milestones since the purchase date, as well as recent transactions in the European cannabis market for indicators of change in value. The Company determined there had been a rapid decline in value of certain European cannabis assets, and, thus, recorded an impairment of the investment totaling $0.5 million during the period ending June 30, 2023. The impairment valuation model for the common shares uses Level 3 inputs of the fair value hierarchy. The Company determined that there were no impairment indicators present as of September 30, 2023.

A schedule of the Company's investments activity is as follows:

	Investee common shares	Warrants CAD 0.30 exercise price	Warrants CAD 1.00 exercise price	Total
Financial asset hierarchy level	Level 3	Level 3	Level 3
Balance at December 31, 2022	$730	$34	$-	$764
Loss on changes in fair value	(530)	(34)	-	(564)
Balance at September 30, 2023	$200	$-	$-	$200

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

As consideration for the purchased assets of Original Hemp, the Company will pay an amount equal to 50% of the net profits received in connection with the sale of Original Hemp products until such a time that the Company will have paid a total of $0.2 million. Once the Company has paid $0.2 million, the Company will pay an amount equal to 10% of the net profits received in connection with the sale of Original Hemp products until such a time that the Company will have paid an additional amount of $0.4 million. As these entire amounts are considered contingent consideration, it was valued using discounted cash flow models utilizing two different rates, high and low. The significant inputs to the valuation include the estimated seven-year time period to accumulate the $0.6 million maximum payment and discount rates of 31.5%, high, and 17.0%, low, to estimate the present value of the future cash outflows. The resulting acquisition date fair value of $0.3 million contingent purchase consideration is classified within the contingent purchase considerations line on the statement of financial position. At September 30, 2023, the remaining balance outstanding was $0.3 million.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and nine months ended September 30, 2023 and 2022
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
For the three and nine months ended September 30, 2023 and 2022
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

The fair value of the contingent purchase consideration at September 30, 2023 was determined using a Monte Carlo simulation incorporating Brownian motion with 100,000 trials through a binomial model. The significant inputs to the valuation include the remaining time period, the Company's closing share price at September 30, 2023 ($1.16), estimated Company common share volatility (110%), and risk-free rate of 5.5% to discount the ending result to present value. The Company determined that the balance of this contingent consideration at September 30, 2023 was $0.7 million, with the $1.9 million decrease in the balance from December 31, 2022 recorded in the unrealized (gain) loss from changes in fair value caption in the unaudited condensed interim consolidated statements of loss and comprehensive loss.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and nine months ended September 30, 2023 and 2022
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

No Cap Hemp Co. ("No Cap") business combination

On July 20, 2022, Just Brands LLC., a wholly owned subsidiary of the Company, acquired certain assets, assumed certain liabilities, retained certain employees and processes (together the "purchased assets") of No Cap for total purchase consideration of $0.9 million. No Cap is a manufacturer and distributor of high quality and affordable CBD products. No Cap is based in Florida in the United States and was formed in 2017. Just Brands LLC acquired No Cap to expand its product offerings and accelerate its revenue growth.

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

The Company determined that the balance of this contingent consideration at September 30, 2023 was $0.1 million, with the $0.8 million decrease in the balance from December 31, 2022 recorded in the unrealized (gain) loss from changes in fair value caption in the unaudited condensed interim consolidated statements of loss and comprehensive loss.

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
For the three and nine months ended September 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)

The fair value of the trade receivables reflects a $0.2 million discount to the gross contractual amounts as allowance for potentially uncollectible amounts.

The Company expects the goodwill to be deductible for United States income tax purposes. The goodwill is assigned to the house of brands segment.

9.        INTANGIBLE ASSETS AND GOODWILL

A continuity of intangible assets for the nine months ended September 30, 2023 is as follows:

	License	Customer/Supplier Relationships	Trademarks and Brands	Patents	Non- Compete Agreements	Goodwill	Total
Cost
At December 31, 2022	$1,396	$7,512	$5,154	$4,530	$1,190	$23,633	$43,415
Additions	-	194	-	-	-	-	194
Impairment	(752)	(4,418)	(1,599)	(3,432)	(529)	(23,372)	(34,102)
At September 30, 2023	$644	$3,288	$3,555	$1,098	$661	$261	$9,507

Accumulated Amortization
At December 31, 2022	$-	$348	$618	$621	$463	$-	$2,050
Additions	172	790	416	284	198	-	1,860
At September 30, 2023	$172	$1,138	$1,034	$905	$661	$-	$3,910

Foreign currency translation	15	52	19	-	-	(261)	(175)
Net book value at September 30, 2023	$487	$2,202	$2,540	$193	$-	$-	$5,422

Amortization expense for the three and nine months ended September 30, 2023 was $0.3 million and $1.9 million respectively (September 30, 2022 - $0.5 million and $1.4 million, respectively) and was recorded in depreciation and amortization in the unaudited condensed interim consolidated statements of loss and comprehensive loss.

At September 30, 2023, the weighted average amortization period remaining for intangible assets was 5.5 years.

At September 30, 2023, the estimated future amortization expense related to intangible assets is as follows:

2023	$260
2024	1,039
2025	1,039
2026	1,039
2027	974
Thereafter	1,071
Total	$5,422

The Company's goodwill is assigned to the following reporting units:

	Vessel	JustCBD	Franchise	Total
Gross goodwill recorded prior to December 31, 2022	$19,675	$25,038	$3,732	$48,445
Impairment recorded prior to December 31, 2022	(19,675)	(5,398)	-	(25,073)
Net book value as at December 31, 2022	-	19,640	3,732	23,372
Impairment recorded	-	(19,640)	(3,732)	(23,372)
Net book value as at September 30, 2023	$-	$-	$-	$-

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and nine months ended September 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)

10.      IMPAIRMENT OF ASSETS

Goodwill

The Company tests its goodwill for impairment as part of its annual fourth quarter impairment test, and at interim periods when impairment indicators exist. The Company's goodwill is assigned to the reporting units associated with the original acquisition of those operations. The Company determined that there were no impairment indicators present as of September 30, 2023. At June 30, 2023, the Company determined that indicators were present for its JustCBD and FGH reporting units due to the Company's declining share price, the declining share price of comparable public companies and challenging economic factors making it difficult to access capital.

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

Long-lived assets

The Company determined that there were no impairment indicators present as of September 30, 2023. For asset groups that had indicators of impairment as of June 30, 2023, the Company performed a quantitative analysis to determine if impairment existed by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over their remaining lives. This analysis indicated that certain asset values may not be recoverable. The Company then calculated the fair value of these assets using an income approach. As a result, the Company recorded an impairment of property, plant and equipment, operating lease right of use assets, customer relationships, trademarks, patents and non-compete agreements within its Vessel asset group within the house of brands segment totaling $6.6 million. Likewise, the Company recorded an impairment of supplier relationships, customer relationships and licenses within its FGH asset group within the commercial and wholesale segment totaling $3.7 million. Finally, the Company recorded an impairment of customer relationships, trademarks and patents within its JustCBD asset group within the house of brands segment totaling $0.4 million. These charges were recorded in the asset impairment caption on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

11.      DEBT

Euro credit facility

The Company, through FGH, has a credit facility for 1.0 million Euro with Hypoverinsbank, secured by the trade and other receivables of one of the subsidiaries of FGH. As of September 30, 2023, the outstanding amount was 1.0 million Euros ($1.1 million USD). The credit facility has a rate of Euro Interbank Offer Rate ("Euribor") plus 2.95% per year and was originally due January 10, 2023. The Company and the bank agreed to renew the credit facility on January 10, 2023, under the same terms. The interest on the credit facility resets every two months and the interest on the outstanding balance is paid monthly. There arrangement is open ended without a predetermined maturity date.

JustCBD insurance premium loan

The Company, through JustCBD, entered into a loan agreement for $0.2 million with ClassicPlan Premium Financing, Inc, to finance the purchase of certain insurance policies. The loan is secured by the insurance policies, including all rights to cancel and to receive all unearned premiums, commissions, broker fees and other refunds arising out of these policies. As of September 30, 2023, the outstanding amount was $0.1 million. The loan has a rate of 10.1% per year and is due December 8, 2023. The Company makes monthly principal and interest payments of less than $0.1 million.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and nine months ended September 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)

12. LEASES

The Company's leases primarily consist of administrative real estate leases in Germany and the United States. Management has determined all the Company's leases are operating leases through September 30, 2023. Information regarding the Company's leases is as follows:

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Components of lease expense
Operating lease expense	$286	$332	$910	$659
Short-term lease expense	109	85	244	318
Sublease income	(17)	-	(17)	-
Total lease expense	$378	$417	$1,137	$977

Other Information
Operating cash flows from operating leases	$330	$346	$1,050	$835
ROU assets obtained in exchange for new operating lease liabilities	103	-	200	2,825
Weighted-average remaining lease term in years for operating leases			2.7	3.7
Weighted-average discount rate for operating leases			7.9%	8.1%

Maturities of operating lease liabilities as of September 30, 2023 are as follows:

Thousands of United States dollars	Operating Leases
2023	$345
2024	870
2025	441
2026	372
2027	192
Total future lease payments	2,220
Less: imputed interest	(218)
Total lease liabilities	2,002
Less: current lease liabilities	(972)
Total non-current lease liabilities	$1,030

Most of the Company's leases contain renewal options to continue the leases for another term equivalent to the original term, which are generally up to two years. The lease liabilities above include renewal terms that management has executed or is reasonably certain of renewing, which only included leases that would have expired in 2023.

The Company began subleasing retail space in Miami, Florida to a third party during the third quarter of 2023. The sublease agreement is effective through November 30, 2026 and contains one option to renew for five more years.

13.     SHARE CAPITAL

Authorized and issued

The Company is authorized to issue an unlimited number of common shares, no par value.

The Company had the following significant common share transactions:

Nine months ended September 30, 2023

SEPTEMBER 2023 UNIT OFFERING

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and nine months ended September 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)

On September 21, 2023, the Company closed a registered direct offering of 1,369,000 units of the Company at a price of $2.00 per unit for gross proceeds of $2.7 million. Each unit is comprised of one common share of the Company and one common share purchase warrant (1,369,000 total warrants) to purchase one additional common share at an exercise price of $2.50 per warrant share through March 21, 2029. Additionally, the Company amended the exercise price with respect to 61,250 and 624,995 warrants that were previously issued in the November 2021 and December 2022 offerings, respectively, from $8.00 per share to $2.50 per share and recorded a $0.2 million gain on these warrant modifications. There was no increase to the value of the additional paid-in capital as it was offset by a corresponding increase to unit issuance costs. The Company paid $0.3 million in issuance costs relating to the September 2023 unit offering, as well as 54,760 warrants with a fair value of $0.1 million, with an exercise price of $2.39 per share through September 21, 2028, issued to the placement agent. See Note 15.

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

Information relating to share options outstanding and exercisable as at September 30, 2023 and December 31, 2021 is as follows:

	Options Outstanding
	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding balance, December 31, 2022	290	$34.17	4.2	$64
Granted	5	$7.00	9.5	-
Forfeited	(188)	$36.05	4.1	-
Outstanding balance, September 30, 2023	107	$29.58	2.5	$-
Exercisable balance, September 30, 2023	102	$33.12	2.2	$-

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and nine months ended September 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)

The total benefit related to the options granted in the three and nine months ended September 30, 2023 was less than ($0.1) million and ($0.1) million, respectively (2022 total expense - $0.1 million and $2.9 million, respectively). The benefit is the result of non-vested options forfeited during the period. This (benefit) expense is included in the share-based compensation line on the statement of comprehensive loss. Generally, the options granted in 2023 and 2022 vest one to two years following the date of grant provided that the recipient is still employed or engaged by the Company.

At September 30, 2023 the total remaining stock option cost for nonvested awards is expected to be less than $0.1 million over a weighted average future period of 0.7 years until the awards vest.

See Note 20 for subsequent forfeiture of options.

RESTRICTED STOCK AWARDS

Information relating to restricted stock awards outstanding as at September 30, 2023 and December 31, 2022:

	Number of restricted stock awards	Weighted average grant date fair value
	Thousands
Balance, December 31, 2022	146	$13.64
Granted	112	5.85
Vested	(51)	(16.11)
Cancelled	(167)	(9.01)
Balance, September 30, 2023	40	$8.67

The total expense related to the restricted stock awards in the three and nine months ended September 30, 2023 was less than $0.1 million and $0.6 million ($0.1 million in the three and nine months ended September 30, 2022). This expense is included in the share based compensation line on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

The outstanding restricted stock awards vest over the next three years provided the award holder is still employed or engaged by the Company. As of September 30, 2023, the Company had $0.1 million of unrecognized compensation expense related to restricted stock awards which will be recognized over the next three years.

See Note 20 for subsequent forfeiture of restricted share awards.

15. WARRANTS

The following summarizes the number of warrants outstanding as of September 30, 2023:

	Number of warrants	Weighted average exercise price
	Thousands
Balance, December 31, 2022	961	$24.84
Exercised	(1)	8.00
Cancelled	(686)	8.00
Issued	2,110	2.50
Balance, September 30, 2023	2,384	$9.92

Date of expiry	Warrants outstanding	Exercise price	Grant date fair value	Remaining life in years
	Thousands
November 18, 2026	221	$75.00	$6,700	3.14
November 18, 2026	5	8.00	32	3.14
November 18, 2027	23	66.00	1,055	4.14
December 8, 2027	25	8.80	149	4.19
September 21, 2028	686	2.50	518	4.98
September 21, 2028	55	2.39	81	4.98
March 21, 2029	1,369	2.50	1,120	5.48
	2,384	$9.92	$9,655	5.07

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and nine months ended September 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)

16. COMMITMENTS AND CONTINGENCIES

Provisions

The Company's current known provisions and contingent liabilities consist of the following as of September 30, 2023:

	Termination benefits	Legal disputes	Sales tax	Total
Balance as at December 31, 2022	$183	$3,030	$1,831	$5,044
Payments/Settlements	(183)	(98)	-	(281)
Additional provisions	-	-	573	573
Foreign currency translation	-	62	-	62
Balance as at September 30, 2023	$-	$2,994	$2,404	$5,398

The legal disputes balance as of September 30, 2023 involves a former shareholder of ACA Muller, an entity that was part of the Company's acquisition of FGH in December 2022, who filed a statement of claim against a wholly owned subsidiary of the Company in the Constance Regional Court in Germany. While the Company believes that this claim is without merit, at this time the Company believes it is probable that a liability has been incurred and the Company is able to reasonably estimate the loss of $3.0 million. As a result, without acknowledgement (explicitly or implicitly) of any amount of liability arising from this claim, the Company recognized a provision of $3.0 million to reflect the value of the claim. This dispute is covered under the indemnification agreement between the Company and the former Chief Executive Officer and shareholder of FGH as discussed in Note 8. The Company intends to vigorously defend itself through appropriate legal proceedings. The $3.0 million is recorded within contingencies and within indemnification receivables on the unaudited condensed interim consolidated statements of financial.

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

Legal proceedings

The Company records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and where liability is probable. The Company is engaged from time-to-time in various legal proceedings and claims that have arisen in the ordinary course of business. The outcome of all the proceedings and claims against the Company is subject to future resolution, including the uncertainties of litigation. Based on information currently known to the Company and after consultation with outside legal counsel, management believes that the probable ultimate resolution of any such proceedings and claims, individually or in the aggregate, will not have a material adverse effect on the financial condition of the Company, taken as a whole as at September 30, 2023.

On May 31, 2023, Maria Beatriz Fernandez Otero and Sara Cristina Jacome De Torres brought an action against the Company claiming that the Company is obligated to issue 500,000 common shares (pre-splits) each for a purchase price of $0.05 per share. The plaintiffs claim that they are entitled to such shares as compensation for alleged consulting services performed. The Company disputes their claim and intends to vigorously defend against this action. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of September 30, 2023.

On May 31, 2023, Ramon Ricardo Castellanos Saenz and Miriam Ortiz brought an action against the Company claiming that the Company is obligated to issue 1,500,000 common shares (pre-splits) each for a purchase price of $0.05 per share. The plaintiffs claim that they are entitled to such shares as compensation for alleged consulting services performed. The Company disputes their claim and intends to vigorously defend against this action. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of September 30, 2023.

On June 21, 2022, an action was brought against the Company in the Ontario Superior Court of Justice by Gerardo Andres Garcia Mendez claiming that the Company is obligated to issue 3,000,000 common shares (pre-splits) to him for a purchase price of $0.05 per share. Mr. Mendez claims he is entitled to such shares as a result of alleged consulting services he performed in 2019. The Company disputes his claims and intends to vigorously defend against this action. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of September 30, 2023.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and nine months ended September 30, 2023 and 2022
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

17. INCOME (LOSS) PER SHARE

The Company calculates basic earnings per share based upon the weighted average number of common shares outstanding during the period, while the calculation of diluted earnings per share includes the dilutive effect of potential common shares outstanding during the period. The calculation of diluted earnings per share excludes all potential common shares if their inclusion would have an anti-dilutive effect. Restricted stock award recipients under the 2022 Plan have a non-forfeitable right to receive dividends declared by the Company, and are therefore included in computing earnings per share.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Stock options	107	252	107	252
Warrants	2,384	311	2,384	311
Restricted stock awards	-	38	40	38
JustCBD potential additional shares to settle contingent consideration	-	657	657	657
Total anti-dilutive	2,491	1,258	3,188	1,258

18. FINANCIAL INSTRUMENTS

Fair value

The Company's financial instruments measured at amortized cost as at September 30, 2023 and December 31, 2022 consist of cash, trade and amounts receivable, loans receivable, trade payables, contingencies, accrued liabilities, lease liabilities, and debt and loans payable. The amounts reflected in the unaudited condensed interim consolidated statements of financial position approximate fair value due to the short-term maturity of these instruments.

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

The Company's long-term investments require significant unobservable inputs and as discussed in Note 7, are measured at FVPL and as a Level 3 fair value financial instrument within the fair value hierarchy as at September 30, 2023. As discussed in Note 8, the Company's contingent purchase considerations consist of the estimated fair value of contingent purchase consideration from the acquisitions of JustCBD in February 2022, NoCap in July 2022 and Original Hemp in March 2023. The amount is measured at FVPL as a Level 2 fair value financial instrument within the fair value hierarchy as at September 30, 2023. As valuations of investments for which market quotations are not readily available are inherently uncertain, may fluctuate within short periods of time and are based on estimates, determination of fair value may differ materially from the values that would have resulted if a ready market existed for the investments. Such changes may have a significant impact on the Company's financial condition or operating results.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and nine months ended September 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)

The following tables present information about the Company's financial instruments and their classifications as at September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Fair value measurements at September 30, 2023 using:
	Level 1	Level 2	Level 3	Total
Financial assets:
Investments (Note 7)	$-	$-	$200	$200

Financial liabilities:
Contingent purchase consideration from asset acquisitions and business combinations (Note 8)	$-	$1,121	$-	$1,121

Fair value measurements at December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Financial assets:
Investments (Note 7)	$-	$-	$764	$764

Financial liabilities:
Contingent purchase consideration from business combinations (Note 8)	$-	$3,547	$-	$3,547

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

Information regarding the Company's segments is summarized as follows:

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Sales
Commercial & Wholesale	$9,046	$-	$27,801	$-
House of Brands	9,420	11,545	36,185	27,338
Pharmaceuticals	-	-	-	-
Eliminations	(1,149)	(1,838)	(5,890)	(4,487)
	$17,317	$9,707	$58,096	$22,851

Net Income (Loss)
Commercial & Wholesale	$(316)	$-	$(7,053)	$-
House of Brands	1,232	(1,257)	(27,886)	(19,273)
Pharmaceuticals	-	-	(81)	-
Corp & Eliminations	(286)	(5,417)	(4,528)	(16,708)
	$630	$(6,674)	$(39,548)	$(35,981)
24

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and nine months ended September 30, 2023 and 2022
(In thousands of United States dollars, except shares and per share amounts)
As at	September 30, 2023	December 31, 2022
Assets
Commercial & Wholesale	$11,828	$22,225
House of Brands	15,754	48,950
Pharmaceuticals	-	3,313
Corp & Eliminations	4,018	6,499
	$31,600	$80,987

Disaggregation of net sales by geographic area:

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Sales
United States	$7,913	$9,369	$29,264	$22,114
Germany	9,046	-	27,801	-
United Kingdom	358	338	1,031	737
	$17,317	$9,707	$58,096	$22,851

20. SUBSEQUENT EVENTS

ACQUISTION OF AUSTRALIAN VAPORIZORS PTY LIMITED ("AUSTRALIAN VAPORIZERS")

On September 17, 2023, the Company entered into a definitive purchase agreement (the "Purchase Agreement") with Lifeist Wellness Inc. ("Lifeist") to acquire Australian Vaporizers, which is one of the largest online retailers of vaporizers, hardware, and accessories in Australia. The Company will acquire all of the issued and outstanding shares of Australian Vaporizers in exchange for 600,676 Flora common shares, valued at $0.7 million based on the closing price of Flora's common shares on September 30, 2023, subject to working capital adjustments. The acquisition will be included in the House of Brands segment.

On October 20, 2023, Lifeist delivered a notice to the Company purporting to terminate the Purchase Agreement (the "Notice") as a result of a purported inability to satisfy the condition precedent to closing set forth in Section 6.5.1 of the Purchase Agreement due to threats by shareholders of Lifeist to take legal or regulatory action to prohibit the completion of the transaction. The Company believes that the reasons stated in the Notice do not provide a valid basis for terminating the Purchase Agreement. The Company intends to contest the purported termination vigorously.

Due to the timing of the closing of this transaction, purchase accounting is incomplete. The Company is evaluating the potential effects of this acquisition on the financial statements. The acquisition will be accounted for in accordance with Accounting Standards Codification ("ASC") Topic 805, "Business Combinations".

COMPLETION OF THE SALE OF COLOMIBA ASSETS

On November 1, 2023, the Company completed the previously announced Share Purchase Agreement with Lisan to sell all its shares in certain Colombian entities and other Flora assets related to its Colombian operations. The applicable capital stock of the Colombian entities was transferred to Lisan at the dates of closing. All assets underlying this sale were transferred to Lisan on an "as is where is" basis. See discussion in Note 3.

OTHER

Subsequent to September 30, 2023, a total of 7,500 restricted shares were forfeited and a total of 46,621 options were forfeited.

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

Amounts are expressed in United States dollars ("$" or "USD") unless otherwise stated to be in Canadian dollars ("CAD"), Euro ("€" or "EUR"), or Colombia pesos ("COP"). Amounts stated in foreign currencies include approximate USD amounts based on exchange rates on September 30, 2023. Variance, ratio, and percentage changes in this section are based on unrounded numbers. This section reports the Company's activities through September 30, 2023, unless otherwise indicated.

Overview of our Business

We are a multi-national cannabis company that manufactures and distributes consumer packaged goods and distributes medicinal cannabis and pharmaceutical products. Flora exists to create a world where the benefits of cannabis are accessible to everyone. Our primary businesses include JustCBD, Vessel and Phatebo.

JustCBD

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

Vessel

Vessel is Flora's cannabis accessory and technology brand currently servicing the United States and Canada through direct-to-consumer and retail sales. Vessel's products include cannabis consumption accessories, personal storage and travel accessories for the vape and dry herb categories, which are sold to consumers, dispensaries, smoke shops and cannabis brands. Vessel has positioned itself as a lifestyle brand, developing products for consumers interested in "elevating" the consumption experience, focusing primarily on the direct-to-consumer business and have garnered a customer base of approximately 150,000 people. Since our acquisition of Vessel in November 2021, Vessel has been fully integrated into JustCBD and now benefits from operational, logistical and sales synergies with JustCBD.

Phatebo

Based in Germany, Phatebo is a wholesale pharmaceutical distribution company with import and export capabilities of a wide range of pharmaceutical goods and medical cannabis products to treat a variety of health indications, including drugs related to cancer therapies, multiple sclerosis and anti-depressants, among others. Phatebo holds a License for the Trade in Narcotic Drugs (including the cannabis sales license amendment) and a Wholesale Trading License, both of which are issued by BfArM (the largest drug approval authority in Europe). Phatebo is focused on distributing pharmaceutical products within 28 countries globally, primarily in Europe, but also with sales to Asia, Latin America, and North America. In November 2018, Phatebo also received a medical cannabis import and distribution license. The Phatebo warehouse provides a logistics outpost for Flora's growing product portfolio and distribution network within the European Union.

On July 5, 2023, the Company entered into a Share Purchase Agreement with Lisan Farma Colombia LLC, a Delaware limited liability company, to sell all its shares in its Colombian related subsidiaries and its Colombian assets for a purchase price of CAD $0.8 million (USD $0.6 million). The sale relates to all of Flora's operations in Colombia, including its interest in (i) its 361-acre Cosechemos farm located in Giron, Colombia and its related processing facilities and inventory and (ii) all other assets relating to Flora Lab 2, Flora Lab 4 and Flora's Colombian food and beverage and consumer products business (together "Colombia Assets"). The sale enables the Company to concentrate on its core business divisions, which are lifestyle brands in the United States and international pharmaceutical distribution. The sale was part of several strategic changes to cut costs and streamline operations. The Company received proceeds of CAD $0.5 million during the quarter ended September 30, 2023. The Company and Lisan completed the sale of Cosechemos Ya S.A.S on November 1, 2023.

Factors Impacting our Business

Challenges in realization of overhead reductions. Management has taken, and continues to implement, various cost-saving initiatives to lower overhead costs. However, the Company has not yet reached the critical balance in reducing overhead to meet both the existing and potential market demand in aggregate. The Company strives to attain sufficient growth to cover its overhead to reach profitability. If the Company fails to grow its business or reduce its operating expenses further in the long term, it will continue to face significant cash flow deficiencies in the future and continue to be reliant on debt and/or equity financing to fund operations.

Acquisition strategy disadvantages include significant transaction costs and liabilities of our acquirees. The Company has historically been opportunistic and pursues acquisitions from time to time that management believes will be complementary to or synergistic to the Company's existing business. However, any such acquisitions require the Company to incur heightened upfront transaction costs and require the Company to assume certain liabilities from the acquired companies. In addition, while the Company believes such acquisitions will provide enhanced value in the long term, it is possible that the anticipated synergies from the acquisition may never be realized. For example, the Company acquired JustCBD in February 2022 and Franchise Global Health Inc. ("FGH") in December 2022. In connection with the acquisition of JustCBD, the Company incurred $0.6 million in transaction costs in the first quarter of 2022, which included legal and consulting fees incurred by the Company. In addition, we assumed $4.0 million in liabilities, which included $0.6 million of lease liabilities and other ordinary course operating liabilities. In connection with the acquisition of FGH, the Company incurred $0.5 million in transaction costs in the fourth quarter of 2022, which included legal and consulting fees incurred by the Company. In addition, we assumed $9.1 million in liabilities, which included $1.3 million of outstanding legal fees of FGH prior to the acquisition, $1.1 million of debt, $3.4 million of indemnified liabilities and other ordinary course operating liabilities.

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

Public Company Costs

Following the consummation of our initial public offering, we became a public company, which has required the hiring of additional staff and implementation of processes and procedures to address public company regulatory requirements and customary practices. We expect to continue to incur substantial additional annual expenses for, among other things, directors' and officers' liability insurance, director fees and additional internal and external costs for investor relations, accounting, audit, legal, and other functions.

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

The Company's operates its manufacturing and distribution business through its subsidiaries in the United States and Germany. Until the sale of the Colombia Assets, the Company also was engaged in the growth, cultivation, and development of medicinal cannabis and medicinal cannabis derivative products in Colombia.

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

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations includes the net income (loss), net of tax, of the Colombian subsidiaries sold on July 5, 2023. It also includes an expected loss on the disposal as the carrying value of the assets being sold exceeded the expected sale price.

Results of Operations

The following tables provide sets forth the Company's consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands). The period-to-period comparisons of the Company's historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data have been derived from our unaudited condensed interim consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 included elsewhere in this Quarterly Report.

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Revenue	$17,317	$9,707	$58,096	$22,851
Cost of sales	12,375	5,024	43,848	12,621
Gross profit	4,942	4,683	14,248	10,230
Consulting and management fees	2,346	2,778	9,679	6,754
Professional fees	415	742	1,080	2,447
General and administrative	340	956	1,376	2,615
Promotion and communication	1,142	2,145	3,713	6,559
Travel expenses	77	277	333	769
Share based compensation	4	162	996	2,951
Research and development	8	79	37	313
Operating lease expense	286	332	910	659
Depreciation and amortization	305	562	2,043	1,612
Bad debt expense	(14)	631	33	886
Asset impairment	-	-	34,941	15,652
Other expenses, net	573	393	2,078	1,203
Operating loss	(540)	(4,374)	(42,971)	(32,190)
Non-operating (income) expenses	(1,119)	2,300	(2,176)	3,791
Net income (loss) before taxes and discontinued operations	579	(6,674)	(40,795)	(35,981)
Income tax benefit	(51)	-	(1,247)	-
Net income (loss) from continuing operations	630	(6,674)	(39,548)	(35,981)
Income (loss) from discontinued operations	492	(737)	(7,791)	(3,732)
Net income (loss) for the period	$1,122	$(7,411)	$(47,339)	$(39,713)

For the Three Months Ended September 30, 2023, and 2022

Revenue

Revenue totaled $17.3 million and $9.7 million for the three months ended September 30, 2023 and 2022, respectively. The increase was primarily driven by the following:

  FGH contributed $9.0 million. If FGH was acquired on January 1, 2022, the Company's revenue would have increased by approximately $9.1 million during the three months ended September 30, 2022.
  JustCBD contributed $6.5 million in the three months ended September 30, 2023 compared to $7.8 million in the three months ended September 30, 2022.
  Vessel contributed $1.8 in the three months ended September 30, 2023, compared to $1.9 in the three months ended September 30, 2022.

Gross Profit

Gross profit totaled $4.9 million and $4.7 million for the three months ended September 30, 2023 and 2022, respectively. The increase was primarily driven by the acquisition of FGH, which contributed $0.6 million in the three months ended September 30, 2023 compared to $nil in the three months ended September 30, 2022. This increase was partially offset by reduced gross margins at JustCBD, which contributed $3.0 million in the three months ended September 30, 2023 compared to $3.9 million in the three months ended September 30, 2022. The remaining fluctuation is due to improved gross margins at Vessel with $1.0 million in the three months ended September 30, 2023 compared to $0.5 million in the three months ended September 30, 2022. As a percentage of net sales, or gross margin, the Company reported 29% and 48% for the three months ended September 30, 2023 and 2022, respectively. The decrease is primarily due to the acquisition of FGH, which distributes relatively lower margin pharmaceuticals.

Operating Expenses

Operating expenses totaled $5.5 million and $9.1 million for the three months ended September 30, 2023 and September 30, 2022, respectively. The decrease is seen across multiple expense categories and it is due to management's cost-cutting initiatives implemented at the start of the third quarter of 2023.

Consulting and Management Fees

Consulting and management fees were $2.3 million for the three months ended September 30, 2023 compared to $2.8 million for the three months ended September 30, 2022. These fees are related to employment and consulting contracts with most of the Company's management, as well as directors. The decrease is primarily due a substantial reduction in the Company's corporate office headcount that resulted in $1.2 million lower expenses in the quarter, partially offset by the acquisition of FGH, which contributed $0.7 million.

Professional Fees

Professional fees totaled $0.4 million for the three months ended September 30, 2023 compared to $0.7 million for the three months ended September 30, 2022. These expenses are associated with legal, accounting and audit services. The decrease of $0.3 million is due to management's cost-cutting initiatives.

General and Administrative Expenses

General and administrative expenses totaled $0.3 million for the three months ended September 30, 2023 compared to $1.0 million for the three months ended September 30, 2022. The decrease is primarily due to the Company's efforts to reduce general and administrative expenses.

Promotion and Communication Expenses Income Tax Benefit

Promotion and communication expenses totaled $1.1 million for the three months ended September 30, 2023 compared to $2.1 million for the three months ended September 30, 2022. The decrease is primarily due to cost-cutting initiatives by the Company aimed at the minimization of corporate overhead. Promotion expenses incurred in the period largely relate to the nature of JustCBD's business model, which is centered around promoting its products as a method for stimulating revenue growth.

Travel Expenses

Travel expenses totaled $0.1 million for the three months ended September 30, 2023 compared to $0.3 million for the three months ended September 30, 2022. These expenses were for various trips related to the subsidiaries and the Company's promotional activities.

Share-based Compensation Expenses

Share based compensation expenses totaled less than $0.1 million for the three months ended September 30, 2023 compared to $0.2 million for the three months ended September 30, 2022. These expenses represent the amortization of the fair value of share-based payments. The decrease is primarily due to the cancellation of restricted stock awards, a result of employee terminations during the third quarter of fiscal 2023.

Research and Development Expenses

Research and development expenses totaled less than $0.1 million for the three months ended September 30, 2023 compared to $0.1 million for the three months ended September 30, 2022. Research and development expenses have been minimized in the period ended September 30, 2023 whereas in the period ended September 30, 2022 they consisted primarily of contract research fees, manufacturing, consultant fees, and costs related to the launch of new brands for the Vessel business.

Operating Lease Expenses

Operating lease expenses totaled $0.3 million for the three months ended September 30, 2023 compared to $0.3 million for three months ended September 30, 2022.

Depreciation and Amortization Expense

Depreciation and amortization expenses totaled $0.3 million for the three months ended September 30, 2023 compared to $0.6 million for the three months ended September 30, 2022. The decrease is primarily due to the disposition of the Company's Colombian operations.

Bad Debt Expense

Bad debt expense totaled less than $0.1 million for the three months ended September 30, 2023 compared to $0.6 million for the three months ended September 30, 2022. The amounts reflect the Company's estimate of lifetime expected losses related to outstanding trade receivables.

Other Expenses

Other expenses totaled $0.6 million for the three months ended September 30, 2023 compared to $0.4 million for the three months ended September 30, 2022. For both periods, these expenses consist mainly of insurance, repairs and maintenance and royalties partially offset by miscellaneous incomes.

Non-operating (Income) Expenses

Flora realized $1.1 million in non-operating income for the three months ended September 30, 2023 compared to non-operating expense of $2.3 million for the three months ended September 30, 2022. These (incomes) expenses consist of unrealized (gains) losses from changes in fair value, interest (income) expense and foreign exchange loss. The increase in income is primarily due to a $0.8 million gain on the value of the contingent consideration related to the JustCBD acquisition during the three months ended September 30, 2023 compared to a $2.2 million loss during the three months ended September 30, 2022.

Income Tax Benefit

We recognized $0.1 million and $nil in income tax benefit for the three months ended September 30, 2023 and 2022, respectively. Our effective tax rate during the periods ended September 30, 2023 and 2022 was 8.8% and 0.0%, respectively. We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we consider such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to believe our deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance remains recorded against net deferred taxes as of September 30, 2023 and 2022. The income tax benefit in the three months ended September 30, 2023 is primarily related to the tax effect of the impairment charge on the intangible assets at FGH.

Income (Loss) from Discontinued Operations

Income from discontinued operations totaled $0.5 million in the three months ended September 30, 2023 compared to loss from discontinued operations of $0.7 million in the three months ended September 30, 2022. The increase in income is primarily due to the derecognition of equity components related to the Colombian entities which the Company sold during the quarter.

Net Income

We earned net income of $1.1 million for the three months ended September 30, 2023 compared to a net loss of $7.4 million for the three months ended September 30, 2022. This significant improvement is due to a change in management, which implemented substantial cost reductions in the quarter, sold the Company's Colombian operations and refocused the business towards higher-margin products.

For the Nine Months Ended September 30, 2023, and 2022

Revenue

Revenue totaled $58.1 million and $22.9 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily driven by the following acquisitions:

  FGH contributed $27.8 million. If FGH was acquired on January 1, 2022, the Company's revenue would have increased by approximately $32.7 million during the nine months ended September 30, 2022.
  JustCBD contributed $25.0 million in the nine months ended September 30, 2023 compared to $17.7 million in the nine months ended September 30, 2022. If JustCBD was acquired on January 1, 2022, the Company's revenue would have increased by approximately $5.2 million during the nine months ended September 30, 2022.
  Vessel contributed $5.3 million compared to $5.2 million in the nine months ended September 30, 2022.

Revenues generated for the nine months ended September 30, 2023 by the Company`s Colombian entities are included separately within Loss from Discontinued Operations.

Gross Profit

Gross profit totaled $14.2 million and $10.2 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily driven by the acquisitions of FGH and JustCBD, which contributed $1.8 million and $10.2 million, respectively, in the nine months ended September 30, 2023. In the comparative period, JustCBD contributed $8.7 million and FGH did not contribute as it was acquired in December 2022. The remaining fluctuations are largely related to Vessel, which contributed $2.2 million in the nine months ended September 30, 2023 compared to $1.5 million in the nine months ended September 30, 2022. As a percentage of net sales, or gross margin, the Company reported 25% and 45% for the nine months ended September 30, 2023 and 2022, respectively. The decrease is primarily due to the acquisition of FGH, which distributes relatively lower margin pharmaceuticals.

Operating Expenses

Operating expenses totaled $57.2 million and $42.4 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The increase was primarily driven by increased asset impairments in the nine months ended September 30, 2023, partially offset by reduced promotion and communication, professional fees and share based compensation expenses.

Consulting and Management Fees

Consulting and management fees were $9.7 million for the nine months ended September 30, 2023 compared to $6.8 million for the nine months ended September 30, 2022. These fees are related to employment and consulting contracts with most of the Company's management, as well as directors. The increase is primarily related to the acquisition of FGH, which contributed $1.9 million, and a severance payment made to the former Chief Executive Officer. These increases were partially offset by significant corporate office headcount reductions, the impact of which was only reflected in the last three months of the 2023 period.

Professional Fees

Professional fees totaled $1.1 million for the nine months ended September 30, 2023 compared to $2.4 million for the nine months ended September 30, 2022. These expenses are associated with legal, accounting and audit services. In the period ended September 30, 2023, the Company made a concerted effort to reduce professional fees and receive credit notes from certain service providers. In the period ended September 30, 2022, professional fees included one-time acquisition and transaction related costs relating to the Company's acquisition of JustCBD.

General and Administrative Expenses

General and administrative expenses totaled $1.4 million for the nine months ended September 30, 2023 compared to $2.6 million for the nine months ended September 30, 2022. The decrease is primarily due to the Company's efforts to reduce general and administrative expenses.

Promotion and Communication Expenses

Promotion and communication expenses totaled $3.7 million for the nine months ended September 30, 2023 compared to $6.6 million for the nine months ended September 30, 2022. The decrease is primarily due to cost-cutting initiatives by the Company aimed at the minimization of corporate overhead. Promotion expenses incurred in the period largely relate to the nature of JustCBD's business model, which is centered around promoting its products as a method for stimulating revenue growth.

Travel Expenses

Travel expenses totaled $0.3 million for the nine months ended September 30, 2023 compared to $0.8 million for the nine months ended September 30, 2022. These expenses were for various trips related to the subsidiaries and the Company's promotional activities.

Share-based Compensation Expenses

Share based compensation expenses totaled $1.0 million for the nine months ended September 30, 2023 compared to $3.0 million for the nine months ended September 30, 2022. These expenses represent the amortization of the fair value of share-based payments. The decrease is primarily due to the cancellation of restricted stock awards, a result of employee terminations during the first nine months of 2023.

Research and Development Expenses

Research and development expenses totaled less than $0.1 million for the nine months ended September 30, 2023 compared to $0.3 million for the nine months ended September 30, 2022. Research and development expenses have been minimized in the period ended September 30, 2023 whereas in the period ended September 30, 2022 they consisted primarily of contract research fees, manufacturing, consultant fees, and costs related to the launch of new brands for the Vessel business.

Operating Lease Expenses

Operating lease expenses totaled $0.9 million for the nine months ended September 30, 2023 compared to $0.7 million for nine months ended September 30, 2022. The increase is primarily due to the acquisition of FGH and its accompanying facility and vehicle leases.

Depreciation and Amortization Expense

Depreciation and amortization expenses totaled $2.0 million for the nine months ended September 30, 2023 compared to $1.6 million for the nine months ended September 30, 2022. The increase is primarily due to the acquisition of FGH, and the corresponding amortization of the intangible assets acquired.

Bad Debt Expense

Bad debt expense totaled less than $0.1 million for the nine months ended September 30, 2023 compared to $0.9 million for the nine months ended September 30, 2022. The amounts reflect the Company's estimate of lifetime expected losses related to outstanding trade receivables.

Asset Impairment

Asset impairment totaled $34.9 million for the nine months ended September 30, 2023 compared to $15.7 million for the nine months ended September 30, 2022. The amount in 2023 represents impairment of the goodwill at JustCBD and FGH and the long-lived assets at Vessel, JustCBD and FGH. The amount in 2022 represents impairment of the goodwill at Vessel.

Other Expenses

Other expenses totaled $2.1 million for the nine months ended September 30, 2023 compared to $1.2 million for the nine months ended September 30, 2022. For both periods, these expenses consist mainly of insurance, repairs and maintenance and royalties partially offset by miscellaneous incomes.

Non-operating (Income) Expenses

Flora realized $2.2 million in non-operating income for the nine months ended September 30, 2023 compared to non-operating expense of $3.8 million for the nine months ended September 30, 2022. This (income) expense consists of unrealized (gains) losses from changes in fair value, interest (income) expense and foreign exchange loss. The increase in income is primarily due to a $1.9 million gain on the value of the contingent consideration related to the JustCBD acquisition during the nine months ended September 30, 2023 compared to a $3.5 million loss during the nine months ended September 30, 2022.

Income Tax Benefit

We recognized $1.2 million and $nil in income tax benefit for the nine months ended September 30, 2023 and 2022, respectively. Our effective tax rate during the periods ended September 30, 2023 and 2022 was 3.1% and 0.0%, respectively. The income tax benefit in the nine months ended September 30, 2023 is primarily related to the tax effect of the impairment charge on the intangible assets at FGH.

Loss from Discontinued Operations

Loss from discontinued operations totaled $7.8 million in the nine months ended September 30, 2023 compared to $3.7 million in the nine months ended September 30, 2022. The increase is primarily due to impairment charges and losses on disposal in relation to the Company`s Colombian operations.

Net loss

We incurred a net loss of $47.3 million and $39.7 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in net loss is primarily driven by increased asset impairments of $19.3 million and an increase of $4.1 million in relation to the loss from discontinued operations for the Company`s Colombian operations.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-U.S. GAAP financial measures that do not have any standardized meaning prescribed by U.S. GAAP and may not be comparable to similar measures presented by other companies. We calculate EBITDA as total net income (loss) from continuing operations, plus (minus) income taxes (recovery), plus (minus) interest expense (income), plus depreciation and amortization. We calculate Adjusted EBITDA as EBITDA plus (minus) non-operating expense (income), plus share based compensation expense, plus asset impairment charges, plus (minus) unrealized loss (gain) from changes in fair value, plus charges related to the flow-through of inventory step-up on business combinations, plus other acquisition and transaction costs. Management believes that EBITDA and Adjusted EBITDA provide meaningful and useful financial information as these measures demonstrate the operating performance of the business.

The reconciliation of the Company's EBITDA and Adjusted EBITDA, non-U.S. GAAP financial measures, to net income (loss) from continuing operations, the most directly comparable U.S. GAAP financial measure, for the nine months ended September 30, 2023 is presented in the table below:

(In thousands of United States dollars)	JustCBD	Vessel	Phatebo	Corporate & Other	Consolidated
Net (loss) income from continuing operations	$(19,194)	$(8,440)	$55	$(11,969)	$(39,548)
Income tax expense (recovery)	-	-	16	(1,263)	(1,247)
Interest expense (income)	7	2	61	(3)	67
Depreciation and amortization	578	720	21	724	2,043
EBITDA	(18,609)	(7,718)	153	(12,511)	(38,685)
Non-operating loss (income) (1)	3	2	-	(83)	(78)
Share based compensation	-	-	-	996	996
Asset impairment	20,073	7,402	-	7,466	34,941
Unrealized gain from changes in fair value (2)	(820)	-	-	(1,345)	(2,165)
Charges related to the flow-through of inventory step-up on business combinations	-	-	-	45	45
Adjusted EBITDA	$647	$(314)	$153	$(5,432)	$(4,946)

The reconciliation of the Company's Adjusted EBITDA, a non-U.S. GAAP financial measure, to net income (loss) from continuing operations, the most directly comparable U.S. GAAP financial measure, for the nine months ended September 30, 2022 is presented in the table below:

(In thousands of United States dollars)	JustCBD	Vessel	Corporate & Other	Consolidated
Net loss from continuing operations	$(639)	$(18,137)	$(17,205)	$(35,981)
Interest expense (income)	59	24	(130)	(47)
Depreciation and amortization	452	1,079	81	1,612
EBITDA	(128)	(17,034)	(17,254)	(34,416)
Non-operating loss (1)	4	2	322	328
Share based compensation	-	-	2,951	2,951
Asset impairment	-	15,652	-	15,652
Unrealized loss from changes in fair value (2)	-	-	3,510	3,510
Charges related to the flow-through of inventory step-up on business combinations	1,631	-	-	1,631
Other acquisition and transaction costs (3)	614	81	28	723
Adjusted EBITDA	$2,121	$(1,299)	$(10,443)	$(9,621)

The reconciliation of the Company's Adjusted EBITDA, a non-U.S. GAAP financial measure, to net income (loss) from continuing operations, the most directly comparable U.S. GAAP financial measure, for the three months ended September 30, 2023 is presented in the table below:

(In thousands of United States dollars)	JustCBD	Vessel	Phatebo	Corporate & Other	Consolidated
Net income (loss) from continuing operations	$563	$653	$(43)	$(543)	$630
Income tax recovery	-	-	(23)	(28)	(51)
Interest (income) expense	(1)	1	16	-	16
Depreciation and amortization	177	16	7	105	305
EBITDA	739	670	(43)	(466)	900
Non-operating loss (1)	1	2	-	95	98
Share based compensation	-	-	-	4	4
Unrealized gain from changes in fair value (2)	(463)	-	-	(770)	(1,233)
Adjusted EBITDA	$277	$672	$(43)	$(1,137)	$(231)

The reconciliation of the Company's Adjusted EBITDA, a non-U.S. GAAP financial measure, to net income (loss) from continuing operations, the most directly comparable U.S. GAAP financial measure, for the three months ended September 30, 2022 is presented in the table below:

(In thousands of United States dollars)	JustCBD	Vessel	Corporate & Other	Consolidated
Net income (loss) from continuing operations	$35	$(998)	$(5,711)	$(6,674)
Interest expense (income)	32	24	(61)	(5)
Depreciation and amortization	182	350	30	562
EBITDA	249	(624)	(5,742)	(6,117)
Non-operating (income) loss (1)	(28)	2	154	128
Share based compensation	-	-	162	162
Unrealized loss from changes in fair value (2)	-	-	2,177	2,177
Other acquisition and transaction costs (3)	5	18	13	36
Adjusted EBITDA	$226	$(604)	$(3,236)	$(3,614)

(1) Non-operating expenses include foreign exchange losses.

(2) Unrealized loss from changes in fair value includes changes in the value of the Company's contingent consideration associated with its acquisition of JustCBD.

(3) Other acquisition and transaction costs are one-time legal and due-diligence fees related to business combinations.

Liquidity and Capital Resources

Since the Company’s inception, we have funded our operations and capital spending through cash flows from product sales and proceeds from the sale of our capital stock. The Company is generating cash from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support our business growth and expansion. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and unaudited condensed interim consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows in the foreseeable future. Our current principal sources of liquidity are cash and cash equivalents provided by our operations and prior equity offerings. Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents were $4.8 million and $8.9 million as of September 30, 2023, and December 31, 2022, respectively. As of September 30, 2023, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they come due within twelve months from the date the unaudited condensed interim consolidated financial statements were issued. The unaudited condensed interim consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's ability to execute its operating plans depends on its ability to obtain additional funding through equity offerings, debt financing, or other forms of financing to meet planned growth requirements and to fund future operations, which may not be available on acceptable terms, or at all. If we are unable to raise the requisite funds, we will need to curtail or cease operations. See Note 2 to the Company's unaudited condensed interim consolidated financial statements included elsewhere in this Quarterly Report and to the Company's audited consolidated financial statements for the years ended December 31, 2022, and 2021, included in the 2022 Annual Report, for more information, and "Part I., Item IA Risk Factors - Management has performed an analysis of our ability to continue as a going concern, and has determined that, based on our current financial position, there is a substantial doubt about our ability to continue as a going concern" in the Company's 2022 Annual Report. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In the long term, we will be required to obtain additional financing to fund our current planned operations, which may consist of incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. There can be no assurance that the Company will be able to obtain additional funds on terms acceptable to it, on a timely basis or at all. The failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the results of operations, and financial condition. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing shareholders will be diluted. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

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

(In thousands of United States dollars)	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Cash from (used in) operating activities	$518	$(3,984)	$(7,265)	$(14,972)
Cash from (used in) financing activities	2,334	(71)	2,446	(98)
Cash used in investing activities	(231)	(7)	(272)	(16,187)
Effect of exchange rate change	370	(307)	954	(459)
Change in cash during the period	2,991	(4,369)	(4,137)	(31,716)
Cash, beginning of period	1,807	10,269	8,935	37,616
Cash included in assets held for sale	-	(408)	-	(408)
Cash, end of period	$4,798	$5,492	$4,798	$5,492

Cash provided by (used in) Operating Activities

Net cash generated from operating activities in the three months ended September 30, 2023 was $0.5 million compared to net cash used in operating activities of $4.0 million for the three months ended September 30, 2022. Net cash used in operating activities for the nine months ended September 30, 2023 and 2022 totaled $7.3 million and $15.0 million, respectively. Positive cash flows from operating activities in the three months ended September 30, 2023 marks the first quarter in the Company's history whereby gross profits exceeded operating expenditures, primarily due to concerted management efforts to reduce costs and optimize product mix. Cash flows used in operating activities for the remaining periods shown were due primarily to operating expenses exceeding the gross profit for the periods.

Cash provided by (used in) Financing Activities

Net cash provided by and used in financing activities for the three months ended September 30, 2023 and 2022 totaled $2.3 million and $0.1 million, respectively. Net cash provided by and used in financing activities for the nine months ended September 30, 2023 and 2022 totaled $2.4 million and $0.1 million, respectively. Cash flows provided from financing activities were primarily due to sales of equity securities. Cash flows used in financing activities for the period ended September 30, 2022 were primarily related to the Company's share repurchase program, equity issuance costs and loan repayments, partially offset by proceeds received from warrant and stock option exercises.

Cash used in Investing Activities

Net cash used in investing activities for the three months ended September 30, 2023 and 2022 totaled $0.2 million and less than $0.1 million, respectively. Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 totaled $0.3 million and $16.2 million, respectively. Cash flows used in investing activities for the period ended September 30, 2023 were primarily related to the purchases of property, plant and equipment, and intangible assets. Cash flows used in investing activities for the period ended September 30, 2022 were primarily related to the cash portion of the consideration paid with respect to the acquisition of JustCBD in February 2022.

Working Capital

As of September 30, 2023, we had working capital of $7.3 million, including $4.8 million of cash. The Company's primary cash flow needs are for the development of its operating activities, administrative expenses and for general working capital to support growing sales with related receivables and payables.

Funding Requirements

Our continued existence is dependent on our ability to generate positive cash flows through synergies within our operations, expanding our production capacity and geographic footprint, exploring strategic partnerships, and pursuing accretive acquisitions to supplement our organic growth. We are committed to attaining a level of sustained growth that will effectively offset our overhead costs, thereby paving the path to achieving profitability. We will be required in the future to raise additional capital through either equity or debt financings. To date, we have raised capital through multiple equity offerings. On September 21, 2023, the Company closed a registered direct offering of 1,369,000 units of the Company at a price of $2.00 per unit for gross proceeds of $2.7 million. Each unit is comprised of one Common Share and one Common Share purchase warrant (1,369,000 total warrants) to purchase one additional Common Share at an exercise price of $2.50 per warrant share through March 21, 2029. There were no equity offerings in the period ended September 30, 2022.

Debt

In addition to equity offerings, the Company also has access to a credit facility through its acquisition of FGH. The credit facility is in the amount of 1.0 million Euros with Hypoverinsbank, secured by the trade and other receivables of Phatebo GmbH - one of the subsidiaries of FGH. On September 30, 2023, the outstanding amount was 1.0 million Euros ($1.1 million USD). The credit facility has an interest rate of Euribor plus 2.95% per year and does not have a set maturity date. The interest rate is reset every two months.

Off-Balance Sheet Arrangements

As of September 30, 2023, the Company did not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on its results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Contractual Obligations

At September 30, 2023, the Company had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

(In thousands of United States dollars)	Total	Less than 1 Year	1 - 3 Years	More than 3 Years
Legal disputes (1)	$2,994	$2,994	$-	$-
Sales tax (1)	2,404	2,404	-	-
Contingent purchase consideration (2)	1,121	797	135	189
Operating lease obligations (3)	2,220	1,215	813	192
Debt (4)	1,115	1,115	-	-
Total	$9,854	$8,525	$948	$381

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

Recently Adopted Accounting Principles

There were no new accounting standards issued during the three months ended September 30, 2023 that impacted the Company. See Note 3, Significant Accounting Policies, of the notes to the consolidated financial statements for the year ended December 31, 2022 for a discussion of recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and the regulations promulgated thereunder) as of September 30, 2023 (the "Evaluation Date"). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings described in Item 3 of our 2022 Annual Report, other than as disclosed in Note 16 of the Company's unaudited condensed interim consolidated financial statements, included in Item 1 of Part I of this Quarterly Report.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as otherwise disclosed in the Company's Current Reports on Form 8-K filed with the SEC on September 18, 2023, and September 21, 2023, there were no unregistered securities issued and sold during the nine months ended September 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of Flora Growth Corp.	1-A	2.1	10/10/2019

3.2	Articles of Amendment of Flora Growth Corp. effective April 30, 2021	F-1	3.3	11/16/2021

3.3	Articles of Amendment of Flora Growth Corp. effective June 9, 2023	8-K	3.1	07/07/2023

3.4	Bylaw No. 1-A of Flora Growth Corp.	6-K	99.3	07/06/2022

4.1	Form of Investor Warrant dated September 21, 2023	8-K	4.1	09/21/2023

4.2	Form of Placement Agent Warrant dated September 21, 2023	8-K	4.2	09/21/2023

10.1	Share Purchase Agreement, dated July 5, 2023, by and among Flora Growth Corp. and Lisan Farma Colombia LLC.	8-K	10.1	07/11/2023

10.2	Amendment No. 1 to Share Purchase Agreement, effective July 7, 2023, by and between Flora Growth Corp. and Lisan Farma Colombia LLC.	8-K	10.2	07/11/2023

10.3	Amendment No. 2 to Share Purchase Agreement, effective July 13, 2023, by and between Flora Growth Corp. and Lisan Farma Colombia LLC.	10-Q	10.10	08/10/2023

10.4	Amendment No. 3 to Share Purchase Agreement, effective July 19, 2023, by and between Flora Growth Corp. and Lisan Farma Colombia LLC.	10-Q	10.11	08/10/2023

10.5	Share and Purchase Agreement, dated September 17, 2023, by and between Flora Growth Corp. and Lifeist Wellness Inc.	8-K	1.1	09/18/2023

10.6	Securities Purchase Agreement, dated as of September 18, 2023, by and between the Company and the purchasers identified therein	8-K	10.1	09/21/2023

10.7	Placement Agent Agreement, dated as of September 18, 2023, by and between the Company and A.G.P.	8-K	10.2	09/21/2023

10.8	Form of Warrant Amendment dated September 18, 2023	8-K	10.3	09/21/2023

31.1*	Certification of Principal Executive Officer of Flora Growth Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer of Flora Growth Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer of Flora Growth Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer of Flora Growth Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

# Indicates management contract or compensatory plan or arrangement.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 8, 2023		Flora Growth Corp.

	By:	/s/ Clifford Starke
Clifford Starke
Chief Executive Officer (Principal Executive Officer)
Dated: November 8, 2023

	By:	/s/ Dany Vaiman
Dany Vaiman
Chief Financial Officer (Principal Financial and Accounting Officer)