Form 10-K
period 2023-12-31
Flora Growth Corp.
filed 2024-03-28
CIK 1790169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________________

FORM 10-K

_________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒

As of June 30, 2023, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $13.7 million based on the closing price as reported on the Nasdaq Capital Market on that date. For purposes of determining this number, all named executive officers and directors of the registrant as of June 30, 2023 were considered affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form 10-K, and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.

As of March 21, 2024, the registrant had 8,984,836 shares of its common stock, no par value ("Common Shares") outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") contains "forward-looking statements," as that term is defined under the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements may include projections and estimates concerning our possible or assumed future results of operations, financial condition, business strategies and plans, market opportunity, competitive position, industry environment, and potential growth opportunities. In some cases, you can identify forward- looking statements by terms such as "may", "will", "should", "believe", "expect", "could", "intend", "plan", "anticipate", "estimate", "continue", "predict", "project", "potential", "target," "goal" or other words that convey the uncertainty of future events or outcomes. You can also identify forward-looking statements by discussions of strategy, plans or intentions. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, because forward-looking statements relate to matters that have not yet occurred, they are inherently subject to significant business, competitive, economic, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including, among others, those discussed in this Annual Report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements in this Annual Report. Risks and uncertainties, the occurrence of which could adversely affect our business, include, but are not limited to, the following:

•	our limited operating history and net losses;
•	changes in cannabis laws, regulations and guidelines, including stop sale orders;
•	decrease in demand for cannabis and derivative products due to certain research findings, proceedings, or negative media attention;
•	our ability to continue as a going concern absent access to sources of liquidity;
•	damage to our reputation as a result of negative publicity;
•	exposure to product liability claims, actions and litigation;
•	risks associated with product recalls;
•	product viability;
•	continuing research and development efforts to respond to technological and regulatory changes;
•	shelf life of inventory;
•	our ability to successfully integrate businesses that we acquire;
•	maintenance of effective quality control systems;
•	changes to energy prices and supply;
•	risks associated with expansion into new jurisdictions;
•	regulatory compliance risks;
•	opposition to the cannabinoid industry;
•	potential delisting resulting in reduced liquidity of our Common Shares.

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

Risk Factor Summary

There are a number of risks that you should carefully consider before making an investment in our business. These risks are discussed more fully in Item 1.A. of this Annual Report below. If any of these risks actually occur, our business, financial condition, operating results and cash flows could be materially adversely affected. These risk factors include, but are not limited to:

•	limited operating history and net losses;
•	changes in cannabis laws, regulations and guidelines, including stop sale orders;
•	decrease in demand for cannabis and derivative products due to certain research findings, proceedings, or negative media attention;
•	unfavorable tax treatment under U.S. federal income tax law for being a cannabis business;
•	adverse U.S. federal income tax consequences for U.S. shareholders should the Company be a "passive foreign investment company";
•	management has performed an analysis of our ability to continue as a going concern, and has determined that, based on our current financial position, there is a substantial doubt about our ability to continue as a going concern;
•	damage to reputation as a result of negative publicity;
•	exposure to product liability claims, actions and litigation;
•	risks associated with product recalls;
•	product viability;
•	continuing research and development efforts to respond to technological and regulatory changes;
•	shelf life of inventory;
•	our ability to successfully integrate businesses that we acquire;
•	maintenance of effective quality control systems;
•	changes to energy prices and supply;
•	risks associated with expansion into new jurisdictions;
•	regulatory compliance risks;
•	opposition to the cannabinoid industry; and
•	potential delisting resulting in reduced liquidity of our Common Shares.

PART I

Unless the context otherwise requires, all references in this Annual Report to the "Company," "Flora," "we," "us," "our," and similar references refer to Flora Growth Corp. and our subsidiaries.

Our functional currency and reporting currency is the United States dollar, the legal currency of the United States of America (the "U.S.") (which we refer to as "USD", "US$" or "$").

ITEM 1. BUSINESS

Flora Growth Corp. was incorporated on March 13, 2019, under the laws of the Province of Ontario. We are a multi-national cannabis company that manufactures and distributes consumer packaged goods and distributes medicinal cannabis and pharmaceutical products.

Mission

Flora exists to create a world where the benefits of cannabis are accessible to everyone.

Development Overview

In May 2021, the Company completed its initial public offering ("IPO") of its Common Shares and commenced trading on the Nasdaq Capital Market ("Nasdaq") under the ticker symbol "FLGC." Prior to our IPO, the Company engaged in a series of transactions in Colombia which laid the foundation for our growth and development. These transactions included the acquisition of our interests in Flora Labs 1, 2 and 4 (hereinafter defined), our previously owned Cosechemos cultivation and processing facility and a number of brands.

Since our IPO, Flora has acquired 100% of the outstanding equity interests in each of:

•	Franchise Global Health Inc. ("FGH"), who together with its principal subsidiary, Phatebo GmbH ("Phatebo") is a multi-national operator in the pharmaceutical and medical cannabis industries, with principal operations in Germany;
•	Just Brands LLC ("Just Brands") and High Roller Private Label LLC ("High Roller") based in Fort Lauderdale, Florida. Just Brands is a leading distributor and retailer of cannabidiol ("CBD") derived products through its widely recognized "JustCBD" brand. High Roller manufactures several of the leading products sold by Just Brands; and
•	Vessel Brand Inc. ("Vessel"), a developer and retailer of high-end cannabis consumer technologies and accessories operating under its flagship brand "Vessel".

On July 5, 2023, the Company entered into a share purchase agreement with Lisan Farma Colombia LLC ("Lisan") to sell all of its ownership interests in Flora Growth Corp Colombia S.A.S., Flora Lab S.A.S., Flora Med S.A.S., Cosechemos Ya S.A.S. ("Cosechemos"), Kasa Wholefoods Company S.A.S. and other related Flora assets related to its Colombian operations. To date, the sales of all these Colombian entities have closed.

Business Strategy

Our business strategy is built on two core pillars: House of Brands and Commercial & Wholesale. This strategy was devised to allow us optimal access to markets around the globe based on the legal standing of cannabis in each of the geographical locations in which we operate. Our approach has enabled us to develop distribution networks, build customer bases, establish operations as the regulatory framework evolves and allow for expanded access to cannabis and its derivatives.

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

JustCBD

Just Brands and High Roller (together with Just Brands, "JustCBD") are Flora's leading consumer packaged goods brand. JustCBD was launched in 2017 with a mission to bring high-quality, trustworthy, and budget-friendly CBD products to market. The JustCBD offering currently consists of over 350 products across 15 categories, including CBD gummies, topicals, tinctures, and vape products and ships to over 11,500 independent retailers worldwide. JustCBD also sells direct to consumers with a customer base of approximately 350,000 people. JustCBD products are available for purchase in smoke and vape shops, clinics, spas and pet stores, as well as other independent non-traditional retail channels. JustCBD's products are both internally and third-party lab-tested to ensure quality.

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

Phatebo

Based in Germany, Phatebo is a wholesale pharmaceutical distribution company with import and export capabilities of a wide range of pharmaceutical goods and medical cannabis products to treat a variety of health indications, including drugs related to cancer therapies, attention-deficit/hyperactivity disorder ("ADHD"), multiple sclerosis and anti-depressants, among others. Phatebo holds a license for the Trade in Narcotic Drugs (including the cannabis sales license amendment) and a wholesale trading license, both of which are issued by the Federal Institute for Drugs and Medical Devices (the "BfArM") (the largest drug approval authority in Europe). Phatebo is focused on distributing pharmaceutical products within 28 countries globally, primarily in Europe, but also with sales to Asia, Latin America, and North America. In November 2018, Phatebo also received a medical cannabis import and distribution license. Additionally, the Phatebo warehouse provides a logistics outpost for Flora's growing product portfolio and distribution network within the European Union.

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

A diversified strategy

We believe that our growth strategy is our main competitive advantage. By creating our two-pillar approach that addresses the bell curve of the future cannabis industry; consumer packaged goods, commercial cannabis supply chain experience, and cannabis prescription medication, Flora creates a moat, playing brand, vendor, and distributor of a broad collection of cannabis products, owned and brokered, suitable for markets around the world.

Supply chain experience

Flora is continually developing the ability and expertise to move cannabis across the global supply chain in multiple business categories. The cannabis supply chain is complex and has high barriers of entry. Our team has been able to develop a strong understanding of distribution across the globe.

Regulatory expertise

Flora has the necessary regulatory requirements to fulfill needs across the global supply chain. Some of these requirements take several years to acquire.

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

Growth Tactics

Flora's goal is to become a consumer products market leader in distribution of natural, medicinal-grade cannabis and high-quality cannabis derived medical and wellness products for large channel distributors, including pharmacies, medical clinics, and cosmetic companies, continuing to explore strategic partnerships and pursuing accretive acquisitions to supplement our organic growth.

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

Sales and Marketing

Across our various pillars, we sell products through three main channels: direct-to-consumer, wholesale and retail. Within JustCBD and Phatebo, sales are primarily focused on direct-to-consumer sales through brand websites and wholesale retail partners and are concentrated in the United States. Our international sales are conducted primarily through distribution partners who sell to third party retailers.

Distribution

United States

Distribution activities in the United States are primarily run from our Fort Lauderdale, Florida office and warehouse where all US-based products are housed. Distribution activities include storage, direct to consumer fulfillment as well as wholesale direct and third-party distributor shipments.

Germany, United Kingdom & Europe

Flora has operations in Germany where we are an importer, exporter and distributor of prescription drugs and EU-GMP (as defined below) medical cannabis. Through leveraging Flora's facilities and existing infrastructure and extensive distribution network, we expect to be able to source, store and distribute a range of medical cannabis products, which will help support us meet the growing demand for medical cannabis throughout Europe. We operate a distribution facility in Hilzingen, Baden-Wurttemberg, Germany.

Flora operates a small sales office in London, England, which serves as a homebase for all activities being conducted in Europe. From this office, Flora is able to support the European distribution and wholesale business for its products.

The Global Cannabis Industry

The global cannabis market is growing at approximately a 16.6% compounded annual growth rate ("CAGR") and projected to reach approximately $51 billion by 20251 globally.

United States

As Flora is listed on Nasdaq, we operate exclusively today in CBD-based or ancillary/accessory businesses in the U.S. market given the U.S. federal prohibition on cannabis products containing tetrahydrocannabinol ("THC"). This includes importing cosmetic and beauty products, accessory and non-cannabinoid products and CBD products. The U.S. hemp-derived CBD market is expected to grow to $11 billion in 20272. Hemp-derived CBD and its derivatives remain legal at the federal level under the Agriculture Improvement Act of 2018 (the " 2018 Farm Bill").

Europe

The European cannabis landscape continues to advance largely with Germany, Malta, Switzerland, Poland and the United Kingdom being the furthest ahead by means of establishing a legal cannabis framework.

Prohibition Partners, a leading market intelligence firm on the global cannabis industry, estimated that the European cannabis market is expected to grow at a CAGR of 61.1% to reach $13 billion by 2028. Products like CBD edibles continue to be governed by the EU Novel Food Act and as a result provide near term upside for the Company.

In 2022, Germany, the largest cannabis market in the European Union, announced it would begin the process of moving towards recreational adult-use cannabis in the country in addition to continuing to expand its existing medical cannabis program. Revenue is expected to grow at a CAGR of approximately 14% between 2023 and 2027, resulting in a market volume of $607.6 million by 20273.

In February 2024, the Budestag, Germany’s lower house of parliament, voted to legalize cannabis for limited recreational use. Under the new legislation, adults over the age of 18 can cultivate up to three plants for private consumption and be allowed to possess 50 grams at one time at home, and 25 grams in public, starting from April 1, 2024. From July 1, 2024, cannabis would also be available in licensed not-for-profit clubs with no more than 500 members, all of whom would have to be adults. Only club members would be allowed to consume their output. The legislation was ratified by the Bundesrat, Germany’s upper parliamentary chamber, on March 22, 2024, and will be implemented once the President of Germany officially signs it. The legislation makes Germany the largest federally legal recreational and medicinal cannabis market in the world.

_______________________

1 New Frontier Data - The Global Cannabis Report; Growth & Trends through 2025

2 Bright Field Group - CBD: FDA Impact & the Path Forward; 2022 Mid-Year US CBD Report

3 Statista - Medical Cannabis; Germany

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

Europe has a strong pharmaceutical history and a thriving industry with concentration of pharmaceutical companies in the German-Switzerland border area. The industry has a projected CAGR of 5.4% between 2022 and 2026 resulting in total sales of $295 billion by 20264. In the European Union, Germany was the leading pharmaceutical market with a total revenue5.

Cannabidiol (CBD) Market

CBD is a non-psychoactive compound found naturally occurring within the cannabis plant with the majority of CBD consumed being derived from the hemp plant. The global CBD market is projected to reach $47.3 billion by 2028 at a CAGR of 21.3% with the U.S. market alone making up an estimated $4.1 billion in product sales in 20226. The CBD market in the United States has seen steady growth with an inflection point occurring with the passage of the 2018 Farm Bill, clearing the way for CBD and other compounds derived from the hemp plant. The majority of CBD consumers site seeking relief from pain, anxiety, and sleep issues as their primary reason for use. In the United States, CBD is readily found in brick-and-mortar stores as well as online. However, advertising remains difficult due to its association with its psychoactive cousin, THC, and the early proliferation of bad-actors making effects-based claims that were not backed by science to bolster sales.

Ancillary/Accessories

The ancillary or accessory category continues to grow as we see the expansion of legal access to cannabis around the globe. The accessory space is broad and spans smoking accessories as well as ash trays and storage pieces. While the primary use for most products Flora produces is cannabis consumption, the majority of consumers do not buy their accessories at legal dispensaries instead relying on smoke shops and online retail. Looking ahead, Future Markets Insights projects the global accessory market will reach $101 billion by 2031, representing a CAGR of 4.2%.

________________________

4 Statista - Pharmaceutical Industry in Europe - Statistics & Facts

5 Statista - Revenue of leading pharmaceutical markets in Europe
6 Vantage Market Research - Cannabidiol (CBD) Market Size, Share & Trends Analysis Report

Regulatory

Flora has obtained the licenses to operate on a global scale including required governmental approvals, licenses and permits. A summary of such governmental approvals, licenses and permits are set forth below.

Regulation of our Industry

Regulatory Framework in the United States

Packaging, Labeling and Advertising

The processing, formulation, manufacturing, packaging, labeling, advertising and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the United States Food and Drug Administration (the "FDA"), Federal Trade Commission, United States Department of Health and Human Services, the United States Department of Agriculture ("USDA"), and the United States Environmental Protection Agency. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are sold. Regulations may prevent or delay the introduction, or require the reformulation of our products, which could result in lost sales and increased costs to the Company. A regulatory agency may not accept the evidence of safety for any new ingredients that we may want to market or may determine that a particular product or product ingredient presents an unacceptable health risk. Regulatory agencies may also determine that a particular statement of nutritional support on our products, or a statement that we want to use on our products, is an unacceptable drug claim or an unauthorized version of a food "health claim", or that particular claims are not adequately supported by available scientific evidence. Any such regulatory determination could prevent us from marketing particular products or using certain statements on those products, which could adversely affect our sales and results of operations.

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

In October 2023, the Florida Department of Agriculture and Consumer Services Division of Food Safety (the "Department") issued a stop sale order on 340 hemp extract products distributed by Just Brands primarily on the basis that such products were determined to be attractive to children with the product and/or labels in the shape of an animal, human, or cartoon; or bears any reasonable resemblance to an existing candy product, or branded food product. As a result, Just Brands has stopped distributing these products in the State of Florida. There is no assurance that these products can be sold in another jurisdiction, or at all.

Cannabis for Medical Purposes

The United States healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we will provide and bill for telehealth services, our contractual relationships with our providers, vendors and clients, our marketing activities, and other aspects of our planned operations. Of particular importance are:

• The federal physician self-referral law, commonly known as the Stark Law, that generally prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain "designated health services" if the physician or a member of such physician's immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services.

• The federal United States Anti-Kickback Statute (the "U.S. Anti-Kickback Statute") that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for, or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

• The criminal healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and the implementing regulations, and related rules which prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

• The False Claims Act, which imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits.

• Reassignment of payment rules which prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs.

• Similar state law provisions pertaining to anti-kickback, self-referral and false claims issues.

• State laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians' medical decisions, or engaging in certain practices such as splitting fees with physicians.

• Laws that regulate debt collection practices as applied to our debt collection practices.

• Certain provisions of the Social Security Act of 1935 that impose criminal penalties on healthcare providers who fail to disclose, or refund known overpayments.

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

Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment, recoupment, imprisonment, loss of enrollment status and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with applicable regulatory requirements could impose liability on us and negatively affect our business. Any action against us for violation of these laws or regulations could cause us to incur significant legal expenses, divert our management's attention from business operations, and result in adverse publicity.

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. We cannot assure you that any new or changed healthcare laws, regulations or standards will not materially adversely affect our planned telehealth services business.

Regulatory Framework in Germany

The importation and distribution of medical cannabis in Germany is mainly covered by the German Narcotics Law (Betäubungsmittelgesetz or "BtMG"), the AMG, and the German Narcotics Foreign Trade Ordinance (Betäubungsmittel-Außenhandelsverordnung or "BtMAHV") as well as the Single Convention on Narcotic Drugs (1961) (the "Single Convention"). The relevant competent authorities in Germany are the BfArM, the Federal Opium Authority (a sub-unit of the BfArM), and German Federal authorities.

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

EU-GMP Certification

The guidelines on Good Manufacturing Practices, promulgated by European Medicines Agency (the "EU GMP") describe the minimum standard that a pharmaceutical manufacturer must meet in its production processes according to European standards. Any pharmaceutical manufacturer wishing to import medicinal products into the European Union must comply with EU GMP.

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

Regime	Treatment Under the Current German Regulatory Framework
Prescribing and Dispensing	•	The legal framework enables doctors to prescribe medical cannabis.
	•	Dispensed in the form of medicinal cannabis flowers, as a cannabis extract or as a finished product containing active THC.
	•	Pursuant to the BtMG, only pharmacies are permitted upon a special prescription to supply cannabis to patients in the form of cannabis flowers, cannabis extracts (magistral preparations) or dronabinol or as finished products containing natural or synthetic cannabinoids.
	•	The exact recipe instructions for such magistral preparations are laid down in the New Prescription Form, which is the standard work for drug production in pharmacies and is part of the German Drug Codex.
Reimbursement	•	Health insurance is statutorily mandated in Germany, and residents are covered by either statutory health insurance plans (covering approximately 90% of the population) or private health insurance. Currently, the costs of medical cannabis are covered by German health insurance.
	•	Since March 10, 2017, medical cannabis can be prescribed at the expense of the statutory health insurance companies in Germany upon their prior approval.
	•	Insured persons with a serious disease are entitled to be supplied with cannabis in the form of dried flowers or extracts in standardized quality (and pharmaceuticals containing the active substances dronabinol or nabilone) if a generally recognized treatment in accordance with medical standards is not available or cannot be used in the individual case and there is a prospect of positive effect on the course of the disease or person's symptoms according to Section 31 Paragraph 6 German Social Insurance Code (Fünftes Sozialgesetzbuch).
	•	The new Law for More Safety in the Supply of Pharmaceuticals (Gesetz für mehr Sicherheit in der Arzneimittelversorgung) which became effective in August 2019 enables patients who have been granted an approval to switch smoothly between cannabis products without having to wait for a new approval.
Licensing Requirements	•	In order to import and distribute medical cannabis in Germany, a private company needs a License for the Trade in Narcotic Drugs, and a Wholesale Trading License from local health authorities. FGH currently owns two subsidiaries, ACA Müller and Phatebo that have these licenses.
	•	If cannabis is imported from non-EU/EEA countries, the company will also need an import/manufacture license for pharmaceuticals issued by the relevant health authority. For each individual shipment of cannabis an import permit will be required after the narcotics license is granted.
	•	A License for the Trade in Narcotic Drugs is required for all operations relating to the trading of narcotic drugs (such as cannabis), including, among others, cultivation, production, import and export. This license is issued by the Federal Opium Agency, a division of BfArM.
Importation	•	An Import Authorization for narcotics issued by the Federal Opium Agency is required for each import of narcotics into Germany.
	•	An Import Authorization for narcotics can only be obtained by a company with business activities in Germany. The authorities have broad rights with respect to issuing Import Authorizations and may refuse to grant an Import Authorization or, in certain circumstances, restrict the quantity of the narcotics being imported.
	•	An Import Authorization cannot be transferred to third parties and is limited to a maximum of three months (or six months for imports by sea). If the narcotics are not imported within this time frame, the import authorization must be returned to BfArM.
	•	A company applying for a License for the Trade in Narcotic Drugs and an Import Authorization for narcotics must meet various requirements, including among other, an appointment of a responsible person with relevant expertise responsible for compliance with the regulations governing narcotics, compliance with applicable security measures and certain recordkeeping and reporting requirements.
Wholesale Trading License	•	Medical cannabis falls under the definition of a medicinal product, as defined in the GMA, and requires a Wholesale Trading License if a private company engages in wholesale trading of medical cannabis.
	•	Wholesale trading is defined broadly and includes any professional or commercial activity involving the procuring, storing, supplying or exporting of medicinal products, with the exception of the dispensing of medicinal products to consumers other than physicians, dentists, veterinarians or hospitals.
	•	A company applying for an Import Authorization for narcotics with respect to the import of medical cannabis into Germany generally is also in possession of a Wholesale Trading License. Both of FGH's German subsidiaries, Phatebo and ACA Müller, hold these licenses.
Other Licenses	•	A company importing medical cannabis from non-EU/EEA countries is required to have an Import License for pharmaceuticals pursuant to Section 72 of the GMA.
	•	There are several other licenses that might also be required for certain types of medical cannabis products or activities (such as a manufacturing license, in case the medical cannabis is processed, packed, labeled or market released in Germany according to Section 13 of the GMA). Both of FGH's subsidiaries ACA Müller and Phatebo have the radiation license.

Human Capital Resources

As of December 31, 2023, we had a total of 108 employees, 97 of which were full-time and eleven were part-time. A total of 74 of our employees and consultants were based in the United States and 34 of our employees and consultants were based internationally.

To our knowledge, none of our employees are represented by a labor organization or are a party to any collective bargaining arrangement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Additional Information

Our website is at www.floragrowth.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, are available at www.sec.gov/edgar. Our website address is included in this Annual Report only as an inactive textual reference. Information contained on, or available through, our website is not incorporated by reference in, or made a part of, this Annual Report.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below, as well as other information contained in this report, including the consolidated financial statements and the notes thereto and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, results of operations, financial condition, and cash flows.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We are an early-stage company with limited operating history and may never become profitable.

We are an early-stage company focused on supplying natural, medicinal-grade cannabis flower and high-quality cannabis derived medical and wellness products to large channel distributors and retailers globally. Formed in March 2019, we have a limited operating history. We have limited financial resources and minimal operating cash flow. For the years ended December 31, 2023 and 2022, we had losses of $56.3 million and $52.6 million, respectively, and as of December 31, 2023 an accumulated deficit of $142.5 million.

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

We have recently acquired Just Brands and FGH and have a history of acquisitive activity, and we may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement our operations or expand our breadth, enhance our capabilities, or otherwise offer growth opportunities. Our diversity of product offerings may not be successful. While our growth strategy includes broadening our service and product offerings, implementing an aggressive marketing plan and employing product diversification, there can be no assurance that our systems, procedures and controls will be adequate to support our operations as they expand. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of our planned growth and diversified product offerings, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. Additionally, the integration of our acquisitions and pursuit of potential future acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In addition, we have limited experience in acquiring other businesses. Specifically, we may not successfully evaluate or utilize the acquired products, assets or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges.

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

Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized, or we may be exposed to unknown risks or liabilities of our acquisitions. Furthermore, we may be subject to unknown liabilities of the businesses we acquire. In addition, we may become subject to legal proceedings in connection with the businesses of, or resulting from, our acquisitions. For example, we have become party to certain litigation as a result of our acquisition of FGH, which falls under certain indemnification protections obtained in the acquisition. For more information, see Item 3 "Legal Proceedings."

Certain conditions or events could disrupt the Company's supply chains, disrupt operations, and increase operating expenses.

Conditions or events including, but not limited to, the following could disrupt the Company's supply chains and in particular its ability to deliver its products, interrupt operations at its facilities, increase operating expenses, resulting in loss of sales, delayed performance of contractual obligations or require additional expenditures to be incurred: (i) extraordinary weather conditions or natural disasters such as hurricanes, tornadoes, floods, fires, extreme heat, earthquakes, etc.; (ii) a local, regional, national or international outbreak of a contagious disease, including the COVID-19 coronavirus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, or any other similar illness could result in a general or acute decline in economic activity; (iii) political instability, social and labor unrest, war or terrorism, including the current conflict between Russia and Ukraine; or (iv) interruptions in the availability of basic commercial and social services and infrastructure including power and water shortages, and shipping and freight forwarding services including via air, sea, rail and road.

Cannabis laws, regulations, and guidelines are dynamic and subject to changes.

Cannabis laws and regulations are dynamic and subject to evolving interpretations which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. It is also possible that regulations may be enacted in the future that will be directly applicable to certain of our products and/or aspects of our businesses. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. Management expects that the legislative and regulatory environment in the cannabis industry internationally will continue to be dynamic and will require innovative solutions to try to comply with this changing legal landscape in this nascent industry for the foreseeable future. Compliance with any such legislation may have a material adverse effect on our business, financial condition and results of operations.

Public opinion can also exert a significant influence over the regulation of the cannabis industry. A negative shift in the public's perception of the cannabis industry could affect future legislation or regulation in different jurisdictions.

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

Damage to the Company's reputation can be the result of the actual or perceived occurrence of any number of events, and could include any negative publicity, whether such publicity is accurate or not.

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

The Company's products could have unknown side effects.

If the products the Company sells are not perceived to have the effects intended by the end user, its business may suffer and the business may be subject to products liability or other legal actions. Many of the Company's products contain innovative ingredients or combinations of ingredients. There is little long-term data available with respect to efficacy, unknown side effects and/or interaction with individual human biochemistry, or interaction with other drugs. Moreover, there is little long-term data available with respect to efficacy, unknown side effects and/or its interaction with individual animal biochemistry. As a result, the Company's products could have certain side effects if not taken as directed or if taken by an end user that has certain known or unknown medical conditions.

The Company may be unable to anticipate changes in its potential client requirements that could make the Company's existing products and services obsolete. The Company's success will depend, in part, on its ability to continue to enhance its product and service offerings so as to address the increasing sophistication and varied needs of the market and respond to technological and regulatory changes and emerging industry standards and practices on a timely and cost-effective basis.

Research regarding the medical benefits, viability, safety, efficacy, use and social acceptance of cannabis or isolated cannabinoids (such as CBD and THC) remains in early stages.

There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids (such as CBD and THC). Although the Company believes that the articles, reports and studies support its beliefs regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, future research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, cannabis. Given these risks, uncertainties and assumptions, investors should not place undue reliance on such articles and reports. Future research studies and clinical trials may draw opposing conclusions to those stated herein or reach negative conclusions related to medical cannabis, which could have a material adverse effect on the demand for the Company's products, which could result in a material adverse effect on our business, financial condition and results of operations or prospects.

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

The Company's inventory has a shelf life and may reach its expiration and not be sold.

The Company holds finished goods in inventory and its inventory has a shelf life. Finished goods in the Company's inventory may include cannabis flower, cannabis oil products and cosmeceuticals. The Company's inventory may reach its expiration and not be sold. Although management regularly reviews the quantity and remaining shelf life of inventory on hand, and estimates manufacturing and sales lead times in order to manage its inventory, write-downs of inventory may still be required. Any such write-down of inventory could have a material adverse effect on the Company's business, financial condition, and results of operations.

The seasonal trends in our business create variability in our financial and operating results.

Our financial and operating results are subject to seasonal and quarterly variations in our net revenue and operating income and, as a result, our quarterly results may fluctuate and could be below expectations. Our business has realized a disproportionate amount of our net revenue and earnings for prior fiscal years in the third and fourth quarter as a result of the holiday season, and we expect this seasonal impact on our operations to continue in the future. If we experience lower than expected net revenue during any third or fourth quarter, it may have disproportionately large effects on our operating results and financial condition for that year. Any factors that harm our third or fourth quarter operating results, including disruptions in our brands or our supply chains or unfavorable economic conditions, could have a disproportionate effect on our results of operations and our financial condition for our entire fiscal year.

The Company may not be able to maintain effective quality control systems.

The Company may not be able to maintain an effective quality control system. The Company ascribes its early successes, in part, on its commitment to product quality and its effective quality control system. The effectiveness of the Company's quality control system and its ability to obtain or maintain good manufacturing practice ("GMP") certification with respect to its manufacturing, processing and testing facilities depend on a number of factors, including the design of its quality control procedures, training programs, and its ability to ensure that its employees adhere to the Company's policies and procedures. The Company also depends on service providers such as toll manufacturers and contract laboratories to manufacture, process or test its products that are subject to GMP certification requirements.

We expect that regulatory agencies will periodically inspect our and our service providers' facilities to evaluate compliance with applicable GMP requirements. Failure to comply with these requirements may subject us or our service providers to possible regulatory enforcement actions. Any failure or deterioration of the Company's or its service providers' quality control systems, including loss of GMP certification, may have a material adverse effect on the Company's business, results of operations and financial condition.

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

The pharmaceutical distribution and cannabis industries are margin-based businesses in which gross profits depend on the excess of sales prices over costs. Consequently, profitability is sensitive to fluctuations in wholesale and retail prices caused by changes in supply (which itself depends on other factors such as weather, fuel, equipment and labor costs, shipping costs, economic situation, government regulations and demand), taxes, government programs and policies for the pharmaceutical distribution and cannabis industries (including price controls and wholesale price restrictions that may be imposed by government agencies responsible for the sale of pharmaceuticals and cannabis), and other market conditions, all of which are factors beyond our control. The Company's operating income may be significantly and adversely affected by a decline in the price of pharmaceuticals and cannabis and will be sensitive to changes in the price of cannabis and the overall condition of the cannabis industry, as our profitability is directly related to the price of pharmaceuticals and cannabis. These prices affected by numerous factors beyond our control. Any price decline may have a material adverse effect on the Company's business, financial condition and results of operations.

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

The legalization of adult-use, recreational cannabis may reduce sales of medical cannabis.

Legalization of the sale to adults of recreational, non-medical cannabis in any country may increase competition in the medical cannabis market. We may not be able to achieve our business plan in a highly competitive market where recreational, adult-use cannabis is legal, or the market may experience a drop in the price of cannabis and cannabis products over time, decreasing our profit margins.

The Company is reliant on third party transportation services and importation services to deliver its products to customers.

The Company relies on third party transportation services and importation services to deliver its products to its customers. The Company is exposed to the inherent risks associated with relying on third party transportation service-providers, including logistical problems, delays, loss or theft of product and increased shipping and insurance costs. Any delay in transporting the product, breach of security or loss of product, could have a material adverse effect on the Company's business, financial performance and results of operations.

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

The Company may collect and store certain personal information about customers and is responsible for protecting such information from privacy breaches. A privacy breach may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions. In addition, theft of data is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such privacy breach or theft could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company were found to be in violation of privacy or security rules or other laws protecting the confidentiality of information, the Company could be subject to sanctions and civil or criminal penalties, which could increase its liabilities, harm its reputation and have a material adverse effect on the Company's business, financial condition and results of operations.

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

There are significant legal restrictions and regulations that govern the cannabis industry in the United States. Marijuana remains a Schedule I drug under the Controlled Substances Act, making it illegal under federal law in the United States to, among other things, cultivate, distribute or possess cannabis in the United States. In those states in which the use of marijuana has been legalized, its use remains a violation of federal law pursuant to the Controlled Substances Act. The Controlled Substances Act classifies marijuana as a Schedule I controlled substance, and as such, medical and adult cannabis use is illegal under U.S. federal law. Unless and until the U.S. Congress amends the Controlled Substances Act with respect to marijuana (and the President approves such amendment), there is a risk that federal authorities may enforce current federal law. Financial transactions involving proceeds generated by, or intended to promote, cannabis-related business activities in the United States may form the basis for prosecution under applicable U.S. federal money laundering legislation. While the approach to enforcement of such laws by the federal government in the United States has trended toward non-enforcement against individuals and businesses that comply with medical or adult-use cannabis regulatory programs in states where such programs are legal, strict compliance with state laws with respect to cannabis will neither absolve us of liability under U.S. federal law, nor will it provide a defense to any federal proceeding which may be brought against us. Since U.S. federal law criminalizing the use of marijuana pre-empts state laws that legalize its use, enforcement of federal law regarding marijuana is a significant risk and would greatly harm our business, prospects, revenue, results of operation and financial condition. The enforcement of federal laws in the United States is a risk to our business and any proceedings brought against us thereunder may materially, adversely affect our operations and financial performance.

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

As of the date hereof, most states and the District of Columbia have authorized industrial hemp programs pursuant to the United States of the 2018 Farm Bill, or under prior programs authorized under the 2014 Farm Bill or have plans under review by the USDA. Effective January 1, 2022, several states without an approved plan under the Farm Bill, or a plan under review, will default to the USDA Hemp Producer License. Continued development of the industrial hemp industry will be dependent upon new legislative authorization of industrial hemp at the state level, and further amendment or supplementation of legislation at the federal level. Any number of events or occurrences could slow or halt progress all together in this space. While progress within the industrial hemp industry is currently encouraging, growth is not assured. While there appears to be ample public support for favorable legislative action, numerous factors may impact or negatively affect the legislative process(es) within the various states where we have business interests. Any one of these factors could slow or halt use of industrial hemp, which could negatively impact the business up to possibly causing us to discontinue operations as a whole. In addition, changes in Federal or state laws could require us to alter the way we conduct our business in order to remain compliant with applicable state laws in ways we are presently unable to foresee. These possible changes, if necessary, could be costly and may adversely impact our results of operations in future periods.

Uncertainty caused by potential changes to legal regulations could impact the use of CBD products.

There is substantial uncertainty and different interpretations among federal, state and local regulatory agencies, legislators, academics and businesses as to the scope of operation of Farm Bill-compliant hemp programs relative to the emerging regulation of cannabinoids. These different opinions include, but are not limited to, the regulation of cannabinoids by the FDA and the extent to which manufacturers of products containing Farm Bill-compliant cultivators and processors may engage in interstate commerce. The uncertainties cannot be resolved without further federal, and perhaps even state-level, legislation, regulation or a definitive judicial interpretation of existing legislation and rules. If these uncertainties continue, they may have an adverse effect upon the introduction of our products in different markets.

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
• harm our reputation; or
• give rise to material liabilities.

There can be no assurance that any future regulatory or agency proceedings, investigations or audits will not result in substantial costs, a diversion of management's attention and resources or other adverse consequences to our business.

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
• product recalls or seizures; and|
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

Under FDA rules it is illegal for companies to make "health claims" or claim that a product has a specific medical benefit. The FDA has not recognized any medical benefits derived from CBD, which means that we are not legally permitted to advertise any potential health claims related to our CBD products. Because of the perception among many consumers that CBD is a health/medicinal product, the inability to make such health claims about its CBD products may limit our ability to market and sell products to consumers, which would negatively affect our revenues and profits.

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

In addition, there is no assurance that the industry and market will continue to exist and grow as currently estimated or anticipated or function and evolve in the manner consistent with management's expectations and assumptions. We could also be subject to other events or circumstances that adversely affect the cannabis industry, such as the imposition of further restrictions on sales and marketing or further restrictions on sales in certain areas and markets.

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

Based on its assessment, management has raised substantial doubt about our ability to continue as a going concern. The Company had cash and cash equivalents of $4.4 million at December 31, 2023, a loss of $56.3 million for the year ended December 31, 2023, and an accumulated deficit of $142.5 million at December 31, 2023. The Company's ability to continue as a going concern is dependent on its ability to obtain additional capital. The Company believes that its current level of cash and cash equivalents are not sufficient to continue investing in growth, while at the same time meeting its obligations as they become due. These conditions raise substantial doubt regarding our ability to continue as a going concern. In an effort to alleviate these conditions, management continues to evaluate various cost reduction, asset sales, and other alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners, through obtaining credit from financial institutions or otherwise.

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

Our functional currency is denominated in U.S. dollars. We currently expect that a portion of our sales will be denominated in European euros and we may, in the future, have sales denominated in the currencies of additional countries in which we establish operations or distribution. In addition, we incur a portion of our operating expenses in European euros. In the future, the proportion of our sales that are international may increase. Such sales may be subject to unexpected regulatory requirements and other barriers. Any fluctuation in the exchange rates of foreign currencies may negatively affect our business, financial condition and results of operations. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets. In addition, those activities may be limited in the protection they provide from foreign currency fluctuations and can themselves result in losses.

Assumptions, estimates and judgments related to critical accounting matters could significantly affect our reported financial results or financial condition.

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (" U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on limited historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the notes to our financial statements, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if the assumptions change or if actual circumstances differ from those in the assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Common Shares. Significant assumptions and estimates used in preparing the financial statements include those related to the credit quality of accounts receivable, income tax credits receivable, share based payments, impairment of non-financial assets, as well as revenue and cost recognition.

There are tax risks the Company may be subject to in carrying on business in multiple jurisdictions.

We and our subsidiaries will operate and, accordingly, will be subject to income tax and other forms of taxation in multiple jurisdictions. We may be subject to income taxes and non-income taxes in a variety of jurisdictions and our tax structure may be subject to review by both domestic and foreign taxation authorities. Those tax authorities may disagree with our interpretation and/or application of relevant tax rules. A challenge by a tax authority in these circumstances might require us to incur costs in connection with litigation against the relevant tax authority or reaching a settlement with the tax authority and, if the tax authority's challenge is successful, could result in additional taxes (perhaps together with interest and penalties) being assessed on us, and as a result an increase in the amount of tax payable by us.

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

Restrictions on Deduction of Certain Expenses for U.S. Federal Income Tax Purposes.

Section 280E of the Internal Revenue Code of 1986, as amended (the "Code"), prohibits businesses from deducting certain expenses associated with trafficking-controlled substances for United States federal income tax purposes. The Internal Revenue Service (the "IRS") has invoked Code Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Section 280E of the Code prohibits cannabis businesses that are deemed to be trafficking in controlled substances from deducting certain ordinary and necessary business expenses, forcing them to pay higher effective federal tax rates than similar companies in other industries. The effective tax rate on a cannabis business depends on how large its ratio of non-deductible expenses is to its total revenues. Therefore, businesses in the U.S. legal cannabis industry may be less profitable than they would otherwise be.

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

If our tax filing positions were to be challenged by federal, state and local or foreign tax jurisdictions, we may not be wholly successful in defending our tax filing positions. We record reserves for unrecognized tax benefits based on our assessment of the probability of successfully sustaining tax filing positions. We, therefore, analyze and consider the appropriateness of recording reserves for unrecognized tax benefits each quarter. Management exercises significant judgment when assessing the probability of successfully sustaining tax filing positions, and in determining whether a contingent tax liability should be recorded and, if so, estimating the amount. If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts or we may be required to reduce the carrying amount of our net deferred tax asset, either of which result could be significant to our financial condition or results of operations.

The Company may be at a higher risk of IRS audit.

The Company believes there is a greater likelihood that the IRS will audit the tax returns of cannabis-related businesses. Any such audit of our tax returns could result in us being required to pay additional tax, interest and penalties, as well as incremental accounting and legal expenses, which could be material.

The Company will likely be a "passive foreign investment company" for its current tax year, which may have adverse U.S. federal income tax consequences for U.S. investors.

The Company believes it was a PFIC within the meaning of Section 1297 of the Code for its most recently completed tax year, and based on current business plans and financial expectations, it believes that it will likely be a PFIC for its current tax year and may be a PFIC in subsequent tax years. If the Company is a PFIC for any year during a U.S. taxpayer's holding period of Common Shares, then such U.S. taxpayer generally will be required to treat any gain realized upon a disposition of the Common Shares or any so-called "excess distribution" received on its Common Shares as ordinary income, and to pay an interest charge on a portion of such gain or distribution. In certain circumstances, the sum of the tax and the interest charge may exceed the total amount of proceeds realized on the disposition, or the amount of excess distribution received, by the U.S. taxpayer. Subject to certain limitations, these tax consequences may be mitigated if a U.S. taxpayer makes a timely and effective "QEF election" under Code Section 1295 ("QEF Election") or a "mark-to-market" election under Section 1296 of the Code ("Mark-to-Market Election"). U.S. taxpayers should be aware that there can be no assurances that the Company will satisfy the record keeping requirements that apply to a qualified electing fund (a "QEF"), or that the Company will supply U.S. taxpayers with information that such U.S. taxpayers are required to report under the QEF rules, in the event the Company is a PFIC. Thus, U.S. Holders may not be able to make a QEF Election with respect to their Common Shares. A U.S. taxpayer who makes a Mark-to-Market Election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer's basis therein. This paragraph is qualified in its entirety by the discussion below under the heading of "Certain United States Federal Income Taxation Considerations - Passive Foreign Investment Company Rules." Each potential investor who is a U.S. taxpayer should consult its own tax advisor regarding the tax consequences of the PFIC rules and the acquisition, ownership, and disposition of the Common Shares.

The Company's ability to use its U.S. net operating loss carryforwards to offset its future U.S. taxable income may be subject to limitations.

The Company's U.S. federal net operating loss carryforwards ("NOLs") generated in taxable years beginning before January 1, 2018 may be carried forward for 20 years. The Company's U.S. federal NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the utilization of such NOLs is limited. In addition, under Section 382 of the Code, a corporation that undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its stock ownership over a three-year period) is subject to limitations on its ability to utilize its pre-change U.S. federal NOLs to offset its future U.S. taxable income. If the Company has undergone an ownership change in the past, or if future changes in its stock ownership, some of which are outside its control, results in an ownership change, its ability to utilize its U.S. federal NOLs may be limited by Section 382 of the Code. It is uncertain if and to what extent U.S. states will conform to U.S. federal income tax law with respect to the treatment of NOLs. As a result, the Company's ability to use its U.S. NOLs to offset its future U.S. taxable income may be subject to limitations, which could increase its tax liability and decrease its cash flow.

Changes in global and local tax laws and regulations in jurisdictions in which the Company operates may adversely impact the Company and the value of the Common Shares.

Changes to tax laws in the U.S. or in any jurisdiction in which the Company conducts business (which changes may have retroactive application) could adversely affect the Company or holders of the Common Shares. In recent years, many changes to U.S. federal income tax laws have been proposed and made, and additional changes to U.S. federal income tax laws are likely to continue to occur in the future.

The U.S. Congress is currently considering numerous items of legislation which may be enacted prospectively or with retroactive effect, which legislation could adversely impact the Company's financial performance and the value of the Common Shares. Additionally, states in which the Company operates or owns assets may impose new or increased taxes. If enacted, most of the proposals would be effective for the current or later years. The proposed legislation remains subject to change, and its impact on the Company and purchasers of the Common Shares is uncertain.

In addition, the Inflation Reduction Act of 2022 includes provisions that impact the U.S. federal income taxation of corporations. Among other items, this legislation includes provisions that impose a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that is imposed on the corporation purchasing such stock. It is unclear how this legislation will be implemented by the U.S. Department of the Treasury and the Company cannot predict how this legislation or any future changes in tax laws might affect the Company or purchasers of the Common Shares.

A number of international legislative and regulatory bodies have proposed legislation and begun investigations of the tax practices of multinational companies and, in the European Union, the tax policies of certain European Union member states. One of these efforts has been led by the Organization for Economic Co-operation and Development (OECD), which has finalized recommendations to revise corporate tax, transfer pricing, and tax treaty provisions in member countries. On December 15, 2022, European Union member states unanimously adopted the Minimum Tax Directive ensuring a global minimum level of taxation for multinational companies. Member states had until December 31, 2023, to transpose the Minimum Tax Directive into national legislation. The enactment of this and the heightened interest in and taxation of large multinational companies increase tax uncertainty and could ultimately have a material effect on our effective tax rate, income tax expense, net income, or cash flows.

Failure to develop our internal controls over financial reporting as we grow could have an adverse effect on our operations.

As we mature we will need to continue to develop and improve our current internal control systems and procedures to manage our growth. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish appropriate controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, financial condition or results of operations. In addition, management's assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. In connection with the audit of our financials for the year ended December 31, 2021, the Company's auditors noted material weaknesses and made certain recommendations to management regarding material weaknesses related to goodwill impairment testing and purchase price allocations, contract receivables and corresponding revenue and inventory procedures (the "2021 Material Weaknesses"). In connection with the 2021 Material Weaknesses, the Company allocated resources to its remediation plan, including (i) continuing to enhance our impairment testing procedures with the assistance of our third party experts (ii) implementing enhanced credit assessment over the creditworthiness of certain contract receivables and their corresponding revenue and (iii) implementing regularly scheduled physical inventory counts in all company locations and reconciling with internal accounting records. As of December 31, 2022, management believed the 2021 Material Weaknesses relating to its contract receivables and corresponding revenue and investor procedures have been fully remediated.

However, in connection with the audit of our financials for the year ended December 31, 2022, our auditors noted that the material weakness with respect to goodwill impairment testing and purchase price allocations remains un-remediated (the "2022 Material Weakness"). In connection with the 2022 Material Weakness, management has, and will continue to, allocate resources to its remediation plan, which include (i) the establishment of additional internal procedures with respect to the documentation of budget and forecasting process with respect to material assumptions or determinations, (ii) the implementation of a new validation process to bolster accuracy of underlying assumptions and (iii) the assessment of our third party experts engaged to assist in the accuracy of our impairment testing. As of December 31, 2023, management believes the 2022 Material Weaknesses relating to its goodwill impairment testing and purchase price allocations have been fully remediated.

Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management's assessment of our internal controls over financial reporting or disclosure of our public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse effect on the price of our Common Shares.

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

As a public company, particularly after we are no longer an emerging growth company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2022 ("Sarbanes-Oxley Act"), and rules implemented by the SEC and Nasdaq, impose various requirements on public companies, including requirements to file annual, quarterly and event-driven reports with respect to our business and financial condition and operations and establish and maintain effective disclosure and financial controls and corporate governance practices. Our existing management team will continue to devote a substantial amount of time to these compliance initiatives, and we may need to hire additional personnel to assist us with complying with these requirements. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act ("Section 404"), we will be required to furnish a report by our management on our internal controls over financial reporting, which, after we are no longer an emerging growth company, must be accompanied by an attestation report on internal controls over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will document and evaluate our internal controls over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal controls over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls over financial reporting.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some public company required activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and divert management's time and attention from revenue generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

The price of our Common Shares must trade at or above $1.00 to comply with the minimum bid requirement for continued listing on the Nasdaq Capital Market. On July 8, 2022, the Company was notified by the Nasdaq Stock Market, LLC that it was not in compliance with the minimum bid price requirement of $1.00 per share for 30 consecutive business days as set forth in Rule 5550(a)(2) of the Nasdaq Listing Rules (the "Minimum Bid Price Requirement"). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq provided a 180-calendar day period following the date of the notice to regain compliance. To regain compliance with the Minimum Bid Price Requirement, the Company was required to maintain a minimum closing bid price of $1.00 or more for at least 10 consecutive trading days. From June 9, 2023 through June 23, 2023, a period of 10 consecutive trading days, the closing bid price of the Company's Common Shares was greater than $1.00 per share. Accordingly, on June 26, 2023, the Company received formal notice from Nasdaq that it had regained compliance with the Minimum Bid Price Requirement and that the matter has been closed.

The audit committee of the Board of Directors of the Company, must include three independent members as required by Nasdaq Listing Rule 5605(c)(2)(A). With the resignation of Director Thomas Solomon, the Company informed Nasdaq of the foregoing on December 4, 2023. On December 6, 2023, the Company received a notification from Nasdaq, confirming that, for the reasons described above, the Company no longer complies with Nasdaq's audit committee requirements contained in Nasdaq Listing Rule 5605(c)(2)(A). As set forth in such notification, Nasdaq advised the Company that, under Nasdaq Rule 5605(c)(4), Nasdaq will provide the Company a cure period in order to regain compliance (i) until the earlier of the Company's next annual shareholders' meeting or November 30, 2024, or (ii) if the next annual shareholders' meeting is held before May 28, 2024, then the Company must evidence compliance no later than May 28, 2024.

If the Company fails to regain compliance with the audit committee requirement, or if we otherwise fail to meet any other applicable requirements of the Nasdaq and we are unable to regain compliance, Nasdaq may make a determination to delist our Common Shares. Any delisting of our Common Shares would likely adversely affect the market liquidity and market price of our Common Shares and our ability to obtain financing for the continuation of our operations or result in the loss of confidence by investors.

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

The Company's directors and officers may have a conflict of interest in conducting their duties.

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

As of January 1, 2023, we were required to report as a U.S. domestic issuer and the benefits of a "foreign private issuer" are no longer available to us, which will likely result in additional costs and expenses for us.

On January 1, 2023, we lost our status as a "foreign private issuer" (within the meaning of Rule 3b-4 of the Exchange Act). Complying with these additional requirements increases our legal and audit fees which in turn, could have a material adverse effect on our business, financial condition and results of operations. As a result of being considered a "domestic issuer" for reporting and disclosure requirements. We were required to adjust our disclosure and reporting to comply with the requirements for domestic U.S. companies, including that:

• we are required to prepare and report on forms that are applicable to U.S. domestic issuers, such as Forms 10-K, 10-Q and 8-K, rather than the forms formerly used by us, such as Forms 20-F and 6-K;

• we are required to prepare and file proxy statements in accordance with SEC rules;

• we are no longer exempt from certain requirements of U.S. securities laws such as (i) Regulation FD, which restricts the selective disclosure of material information, (ii) exemptions for filing beneficial ownership reports under Section 16(a) of the Exchange Act for executive officers, directors and 10% shareholders (Forms 3, 4, and 5), and (iii) the Section 16(b) short swing profit rules;

• we are no longer permitted to disclose compensation information for our executive officers on an aggregate rather than an individual basis, although such exemption may still be available to us as long as we remain an "emerging growth company"; and

• we have lost the ability to rely upon exemptions from U.S. stock exchange rules related to corporate governance requirements that are available to foreign private issuers.

We expect that complying with these additional requirements would increase our legal and audit fees which in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of being considered a "domestic issuer" for reporting and disclosure requirements:

• we are no longer exempt from certain requirements of U.S. securities laws such as (i) Regulation FD, which restricts the selective disclosure of material information, (ii) exemptions for filing beneficial ownership reports under Section 16(a) of the Exchange Act for executive officers, directors and 10% shareholders (Forms 3, 4, and 5), and (iii) the Section 16(b) short swing profit rules;

• we are no longer permitted to disclose compensation information for our executive officers on an aggregate rather than an individual basis, although such exemption may still be available to us as long as we remain an "emerging growth company"; and

• we have lost the ability to rely upon exemptions from Nasdaq corporate governance requirements that are available to foreign private issuers.

As a foreign private issuer, we were permitted to follow, and had followed through December 31, 2022, certain home country corporate governance practices instead of those otherwise required under Nasdaq rules for domestic U.S. issuers. For instance, we followed home country practice in Canada with regard to the lack of need to obtain shareholder approval for certain dilutive events such as (i) the establishment or amendment of certain equity-based compensation plans and (ii) certain transactions other than a public offering involving issuances of a 20% or more interest in the company.

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

We are an "emerging growth company", as defined in the Jumpstart our Business Startups Act of 2012, referred to as the JOBS Act, and we expect to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved and extended adoption period for accounting pronouncements.

Even after we no longer qualify as an emerging growth company, we may still qualify as a "smaller reporting company," which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements.

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

If the price of our Common Shares fluctuates, you could lose a significant part of your investment.

The market price of our Common Shares could be subject to wide fluctuations in response to, among other things, the risk factors described in this section of this Annual Report, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our Common Shares. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

Volatility in the market price of our Common Shares may prevent investors from being able to sell their shares at or above the public offering price. As a result, you may suffer a loss on your investment.

GENERAL RISK FACTORS

The Company may become involved in legal proceedings from time to time, which could adversely affect the Company.

From time to time, we may be a party to legal and regulatory proceedings, including matters involving governmental agencies, entities with whom it does business and other proceedings arising in the ordinary course of business. We will evaluate our exposure to these legal and regulatory proceedings and establish reserves for the estimated liabilities in accordance with generally accepted accounting principles. For more information, see Item 3 "Legal Proceedings." Assessing and predicting the outcome of these matters involves substantial uncertainties. Unexpected outcomes in these legal proceedings, or changes in management's evaluations or predictions and accompanying changes in established reserves, could have an adverse impact on our financial results.

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

The Company's success will depend, in part, on its ability to continue to enhance its product and service offerings to respond to technological and regulatory changes and emerging industry standards and practices.

Rapidly changing markets, technology, emerging industry and regulatory standards and frequent introduction of new products characterize the Company's business. The introduction of new products embodying new technologies and regulatory developments may render the Company's equipment obsolete and its products and services less competitive or less marketable. The process of developing the Company's products and services is complex and requires significant continuing costs, development efforts, third-party commitments and regulatory approvals. The Company may not be successful in developing or effectively commercializing such new products and services, or obtaining any required regulatory approvals, which, together with any capital expenditures made in the course of developing such products and services, may have a material adverse effect on the Company's business, financial condition and operating results.

We are dependent upon our management and key employees, and the loss of any member of our management team or key employees could have a material adverse effect on our operations.

The Company's success is dependent upon the ability, expertise, judgment, discretion and good faith of its senior management and key employees. The loss of any member of our management team or key employees could have a material adverse effect on our business and results of operations. While employment agreements and incentive programs are customarily used as primary methods of retaining the services of key employees, these agreements and incentive programs cannot assure the continued services of such employees. Any loss of the services of such individuals, or an inability to attract other suitably qualified persons when needed, could have a material adverse effect on the Company's business, operating results or financial condition. We do not currently maintain key-person insurance on the lives of any of our key employees. Competition for qualified technical, sales and marketing staff, as well as officers and directors can be intense, and no assurance can be provided that the Company will be able to attract or retain key employees in the future, which may adversely affect the Company's operations.

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

There is no assurance that the Company's insurance coverage will be sufficient to cover all claims to which the Company may become subject.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We have processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems. These include a wide variety of mechanisms, controls, technologies, methods, systems, and other processes that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. The data include confidential, proprietary, and business and personal information that we collect, process, store, and transmit as part of our business, including on behalf of third parties. We also maintain a third-party security program to identify, prioritize, assess, mitigate and remediate third-party risks; however, we rely on the third parties we use to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.

We have implemented numerous policies and procedures concerning cybersecurity matters, which include policies that directly or indirectly relate to encryption standards, antivirus protection, remote access, multi-factor authentication, confidential information and the use of the internet, social media, email and wireless and personal devices for both Company business and personal matters while utilizing Company resources, among other relevant topics. These policies go through an internal review process on a periodic basis and are, if needed, updated and re-approved by the appropriate members of management.

Our systems periodically experience directed attacks intended to lead to interruptions and delays in our operations as well as loss, misuse or theft of personal information (of third parties, employees, and our members) and other data, confidential information, or intellectual property. Risk from cybersecurity threats, including relating to past incidents, have not materially affected our systems or business. Any significant disruption to our operations or access to our systems could adversely affect our business and results of operations. Further, a penetration of our systems or a third party's systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation, and reputation risk, which could have a negative effect on our business, financial condition and results of operations.

We established an interdisciplinary team to monitor and assess cybersecurity risks on an ongoing basis, which is led by our Chief Financial Officer ("CFO"). It is a cross-departmental team that consists of finance and operations personnel, as well as third party legal and information technology ("IT") consultants, with all significant implementation efforts executed by our IT consultant, who has extensive experience in IT, enterprise security and cyber risk management. This team is in charge of developing, maintaining and measuring compliance with the cyber risk management program, and dedicates significant resources to cybersecurity and risk management processes to adapt to the ever-changing cybersecurity landscape and to respond to emerging threats in a timely and effective manner.

When a potential incident is first detected, the matter is communicated to the CFO as soon as possible so that the Company may work quickly and diligently to re-secure its systems and work to minimize any damage and further risk to it as a result thereof. Upon receipt, the CFO is charged with immediately investigating the report to ensure the existence or possibility of a cyberattack and employs every effort toward thwarting or limiting a cyberattack, if ongoing, to the fullest extent possible to avoid further damage and exposure to the Company and its systems. As soon as an immediate threat or cyberattack is sufficiently contained to permit it, the CFO notifies the Chief Executive Officer of the situation, who is charged to direct the CFO on any additional or special measures to be taken, including but not limited to a Company-wide alert or directive, which the CFO must follow/implement without delay. Questions or concerns relating to a directive's validity may be confirmed only by the CFO, or a designated executive officer, through a known form of contact not questionably in breach. As soon as reasonably practicable after response efforts commence, the designated executive officers are required to notify the Chair of the Audit Committee of the situation and to thereafter keep the Chair apprised of all material developments, who may escalate the matter to the full Board in the Chair's discretion. Our emergency response plan also sets forth our procedures for a transition back into normal work practices, as well as security incident investigation, remediation procedures, security incident recovery and mandatory reporting.

Our Board of Directors oversees the Company's aggregate risk profile and risk management process. The Board of Directors administers this oversight function with respect to cybersecurity risks through the Audit Committee, which is responsible for overseeing the Company's cybersecurity risk management processes, including the steps our management has taken to monitor and control cybersecurity risks.

ITEM 2. PROPERTIES.

We lease a 24,425 sq. ft. facility in Fort Lauderdale, Florida where Just CBD's and Vessel's distribution, wholesale (B2B), and direct-to-consumer (D2C) orders are fulfilled and shipped worldwide. We currently lease this facility for $30,787 a month, pursuant to a lease agreement that expires in April 2024.

We lease a 13,483 sq. ft. facility in Fort Lauderdale, Florida where Flora Lab 3 conducts its manufacturing operations. We currently lease this facility for $41,400 a month, pursuant to a lease agreement that expires in June 2024.

Phatebo leases a 7,300 square foot pharmaceutical storage and logistic center certified under Good Distribution Practices located in Hilzingen, Germany. The monthly lease payments are €3,600 per month and the lease expires on February 29, 2024.

Our Vessel operations were previously headquartered in Carlsbad, California, where we lease 12,000 sq. ft. of office and warehouse space for $24,000 a month, pursuant to a lease agreement that expires in June 2027. During the fourth quarter of 2022, we made the decision to shift all operations relating to Vessel and its business to our facility in Fort Lauderdale. This property has been sublet to third parties for a total of $23,000 per month, pursuant to a sublease agreement that expires in June 2027.

We lease an 800 sq. ft store located in Miami, Florida for $8,000 per month, pursuant to a lease agreement that expires in November 2026, where we previously sold Stardog merchandise. During the fourth quarter of 2022, we made the decision to close this location and this property has been sublet to a third-party for $8,000 per month, pursuant to a sublease agreement that expires in November 2026.

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

FGH-related litigation

Prior to consummating the Arrangement with FGH, we entered into an agreement with Clifford Starke, our current CEO and the former Chairman and CEO of FGH, along with certain of his affiliated entities, pursuant to which they agreed to indemnify the Company against any financial losses we may incur with respect to certain matters, up to an aggregate amount of $5.0 million. Set forth below are two legal proceedings that have been brought against subsidiaries of the Company and for which we are entitled to be indemnified by Mr. Starke and his affiliated entities:

On February 3, 2023, an action was brought in the Ontario Superior Court by Nathan Shantz and Liberacion E Inversiones S.A. against various parties, including Clifford Starke, our curren CEO and the former CEO of FGH, and FGH. The statement of claim alleges that prior to closing the Arrangement, an aggregate of 8,831,109 FGH shares purportedly owned by the plaintiffs were wrongfully transferred to third parties, in part through alleged unauthorized steps taken by Mr. Starke. Plaintiffs seek, among other things, a declaration that they are the rightful owners of the shares or, in the alternative, damages. Against FGH, they claim a declaration that, by virtue of the alleged unauthorized transfer of shares, FGH acted oppressively and seek damages in the amount of $3,979,999. The defendants have brought motions to stay the proceedings on the grounds that the Ontario court lacks jurisdiction over the claim.

In December 2022, an action was brought against Franchise Cannabis Corp. ("FCC"), a wholly-owned subsidiary of FGH, in the Constance Regional Court in Germany, by the former principal shareholder of ACA Muller ADAG Pharma Vertriebs GmbH ("ACA Muller"). Plaintiff claims that FCC breached a share purchase agreement between the parties pertaining to the sale of ACA Muller to FCC and is seeking damages in the amount of $3,600,000. The Company disputes such claims and intends to vigorously defend against this action.

JustCBD-related litigation

On November 1, 2023, Just Brands filed an emergency complaint for declaratory judgment and injunctive relief in the Southern District of Florida against the Department stemming from Stop Sale Orders issued by the Department whereby the Department prohibited Just Brands from selling and moving the majority of its products. Relying on Florida Statute Section 581.217, which includes the definition of "attractive to children," the Department determined Just Brand's product could not be sold or moved because the products were manufactured in the shape of humans, cartoons, or animals; in a form that bears a reasonable resemblance to an existing candy product; and containing color additives. The court ruled in favor of the Department and that Order is being appealed to the Eleventh Circuit Court of Appeals. Since then, the Department has initiated an Administrative Action claiming Just Brands moved product outside the State of Florida in violation of the Stop Sale Orders. The statute provides for a penalty of up to $5,000 per violation. The Department seeks to assess penalties on what they claim to be a total of 215,154 violations (one for each package).

The Company disputes this claim and intends to vigorously defend against these actions.

Other matters

On May 31, 2023, Maria Beatriz Fernandez Otero and Sara Cristina Jacome De Torres brought an action against the Company in the Ontario Superior Court of Justice claiming that the Company is obligated to issue 500,000 Common Shares (before the June 9, 2023 1-for-20 reverse stock split) each for a purchase price of $0.05 per share. The plaintiffs claim that they are entitled to such shares as compensation for alleged consulting services performed.

On May 31, 2023, Ramon Ricardo Castellanos Saenz and Miriam Ortiz brought an action against the Company in the Ontario Superior Court of Justice claiming that the Company is obligated to issue 1,500,000 Common Shares (before the June 9, 2023 1-for-20 reverse stock split) each for a purchase price of $0.05 per share. The plaintiffs claim that they are entitled to such shares as compensation for alleged consulting services performed.

The Company disputes these claims and intends to vigorously defend against these actions.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Shares are traded publicly on Nasdaq under the symbol "FLGC".

As of March 21, 2024, there were approximately 4,531 holders of record of our Common Shares.

We have not declared or paid any cash dividends on our Common Shares. No cash dividends have been previously paid on our Common Shares and none are anticipated in fiscal 2024. We repurchased no Common Shares during the fourth quarter of the year ended December 31, 2023.

Unregistered sale of Equity Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2023 that were not reported in our quarterly reports on Form 10-Q or our current reports on Form 8-K.

Certain Canadian Federal Income Taxation Considerations

The following is a general summary of the principal Canadian federal income tax considerations generally applicable under Income Tax Act (Canada) (the "Tax Act") to a holder of Common Shares, each of whom, at all relevant times, for the purposes of the Tax Act, holds such Common Shares as capital property, deals at arm's length with the Company, is not affiliated with the Company and, for purposes of the Tax Act, is not, is not deemed to be, a resident of Canada and has not and will not use or hold or be deemed to use or hold the Common Shares in the course of carrying on business in Canada (a "Non-Resident Holder"). Special rules, which are not discussed below, may apply to a non-resident of Canada that is an insurer which carries on business in Canada and elsewhere. Such Non-Resident Holders should consult their own tax advisors.

The Common Shares will generally be considered capital property to a Non-Resident Holder unless either (i) the Non-Resident Holder holds the Common Shares in the course of carrying on a business of buying and selling securities or (ii) the Non-Resident Holder has acquired the Common Shares in a transaction or transactions considered to be an adventure or concern in the nature of trade.

The term "U.S. Holder," for the purposes of this section, means a Non-Resident Holder who, for purposes of the Canada-United States Tax Convention (1980) as amended, (the "Convention"), is at all relevant times a resident of the United States and is a "qualifying person" within the meaning of the Convention. In some circumstances, fiscally transparent entities (including limited liability companies) will be entitled to benefits under the Convention. Non-Resident Holders are urged to consult with their own tax advisors to determine their entitlement to benefits under the Convention based on their particular circumstances.

This summary is based on the current provisions of the Tax Act, the regulations thereunder (the "Regulations"), the current provisions of the Convention, counsel's understanding of the current published administrative policies and assessing practices of the Canada Revenue Agency (the "CRA") publicly available prior to the date hereof. This summary also takes into account all specific proposals to amend the Tax Act and Regulations publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof (collectively, the "Proposed Tax Amendments"). No assurances can be given that the Proposed Tax Amendments will be enacted or will be enacted as proposed. Other than the Proposed Tax Amendments, this summary does not take into account or anticipate any changes in law or the administration policies or assessing practice of CRA, whether by judicial, legislative, governmental or administrative decision or action, nor does it take into account provincial, territorial or foreign income tax legislation or considerations, which may differ significantly from those discussed herein.

This summary is of a general nature only and is not intended to be, nor should it be construed to be, legal or tax advice to any particular Non-Resident Holder and no representations with respect to the income tax consequences to any particular Non-Resident Holder are made. This summary is not exhaustive of all Canadian federal income tax considerations. Accordingly, Non-Resident Holders should consult their own tax advisors with respect to their own particular circumstances. The discussion below is qualified accordingly.

Currency Conversion

Subject to certain exceptions that are not discussed herein, for purposes of the Tax Act, all amounts relating to the acquisition, holding or disposition of Common Shares, including dividends, adjusted cost base and proceeds of dispositions must be determined in Canadian dollars using the daily exchange rate of the Bank of Canada on the particular date the particular amount arose or such other rate of exchange as acceptable to the CRA.

Disposition of Common Shares

A Non-Resident Holder will not be subject to tax under the Tax Act in respect of any capital gain realized by such Non-Resident Holder on a disposition of the Common Shares, nor will capital losses arising from the disposition be recognized under the Tax Act, unless the Common Shares constitute "taxable Canadian property" (as defined in the Tax Act) of the Non-Resident Holder at the time of disposition and the Non-Resident Holder is not entitled to relief under an applicable income tax treaty or convention. As long as the shares are then listed on a "designated stock exchange" (as defined in the Tax Act) (which currently includes the TSX and the NYSE American) at the time of disposition, the Common Shares generally will not constitute taxable Canadian property of a Non-Resident Holder, unless at any time during the 60-month period immediately preceding the disposition the following two conditions are met concurrently: (i) the Non-Resident Holder, persons with whom the Non-Resident Holder did not deal at arm's length, partnerships in which the Non-Resident Holder or persons with whom the Non-Resident Holder did not deal at arm's length holds a membership interest directly or indirectly through one or more partnerships, or the Non-Resident Holder together with all such persons, owned or was considered to own 25% or more of the issued shares of any class or series of shares of the capital stock of the Company; and (ii) more than 50% of the fair market value of the Common Shares was derived directly or indirectly from one or any combination of real or immovable property situated in Canada, "Canadian resource properties" (as defined in the Tax Act), "timber resource properties" (as defined in the Tax Act) or a options in respect of, or interests in, or civil law rights in, such properties, whether or not it exists.

If the Common Shares are taxable Canadian property to a Non-Resident Holder, any capital gain realized on the disposition or deemed disposition of such shares, may not be subject to Canadian federal income tax pursuant to the terms of an applicable income tax treaty or convention between Canada and the country of residence of a Non-Resident Holder, including the Convention.

A Non-Resident Holder whose shares are taxable Canadian property should consult their own advisors.

Dividends on Common Shares

Under the Tax Act, dividends on Common Shares paid or credited to a Non-Resident Holder will be subject to Canadian withholding tax at the rate of 25% of the gross amount of the dividends. This withholding tax may be reduced pursuant to the terms of an applicable income tax treaty or convention between Canada and the country of residence of a Non-Resident Holder. Under the Convention, a U.S. Holder will generally be subject to Canadian withholding tax at a rate of 15% of the gross amount of such dividends (or 5% in the case of a U.S. Holder that is a company beneficially owning at least 10% of the Company's voting shares). In addition, under the Convention, dividends may be exempt from Canadian non-resident withholding tax if paid to certain U.S. Holders that are qualifying religious, scientific, literary, educational or charitable tax-exempt organizations and qualifying trusts, companies, organizations or arrangements operated exclusively to administer or provide pension, retirement or employee benefits that are exempt from tax in the United States and that have complied with specific administrative procedures.

Certain United States Federal Income Taxation Considerations

The following is a general summary of certain material U.S. federal income tax considerations applicable to a U.S. Holder (as defined below) arising from and relating to the acquisition, ownership and disposition of Common Shares. This summary is for general information purposes only and does not purport to be a complete analysis or listing of all potential U.S. federal income tax considerations that may apply to a U.S. Holder arising from or relating to the acquisition, ownership and disposition of Common Shares. In addition, this summary does not take into account the individual facts and circumstances of any particular U.S. Holder that may affect the U.S. federal income tax consequences to such U.S. Holder, including, without limitation, specific tax consequences to a U.S. Holder under an applicable income tax treaty. Accordingly, this summary is not intended to be, and should not be construed as, legal or U.S. federal income tax advice with respect to any U.S. Holder. This summary does not address the U.S. federal alternative minimum, U.S. federal net investment income, U.S. federal estate and gift, U.S. state and local, and non-U.S. tax consequences to U.S. Holders of the acquisition, ownership and disposition of Common Shares. In addition, except as specifically set forth below, this summary does not discuss applicable income tax reporting requirements. Each prospective U.S. Holder should consult its own tax advisors regarding the U.S. federal, U.S. federal alternative minimum, U.S. federal net investment income, U.S. federal estate and gift, U.S. state and local, and non-U.S. tax consequences relating to the acquisition, ownership and disposition of Common Shares.

No ruling from the Internal Revenue Service (the "IRS") or legal opinion from legal counsel has been requested, or will be obtained, regarding the U.S. federal income tax consequences of the acquisition, ownership and disposition of Common Shares. This summary is not binding on the IRS, and the IRS is not precluded from taking a position that is different from, or contrary to, the positions taken in this summary. In addition, because the authorities on which this summary is based are subject to various interpretations, the IRS and the U.S. courts could disagree with one or more of the conclusions described in this summary.

Scope of this Summary

Authorities

This summary is based on the U.S. Internal Revenue Code of 1986, as amended (the "Code"), Treasury Regulations (whether final, temporary, or proposed), published rulings of the IRS, published administrative positions of the IRS, the current provisions of the Convention between Canada and the United States with respect to Taxes on Income and on Capital of 1980, as amended (the "Canada-U.S. Tax Convention"), and U.S. court decisions that are applicable, and, in each case, as in effect and available, as of the date of this document. Any of the authorities on which this summary is based could be changed in a material and adverse manner at any time, and any such change could be applied on a retroactive or prospective basis, which could affect the U.S. federal income tax considerations described in this summary. Except as provided herein, this summary does not discuss the potential effects, whether adverse or beneficial, of any proposed legislation that, if enacted, could be applied on a retroactive or prospective basis.

U.S. Holders

For purposes of this summary, the term "U.S. Holder" means a beneficial owner of Common Shares that is for U.S. federal income tax purposes:

  An individual who is a citizen or resident of the United States;
  a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) organized under the laws of the United States, any state thereof or the District of Columbia;
  an estate whose income is subject to U.S. federal income taxation regardless of its source; or
  a trust that (1) is subject to the primary supervision of a court within the U.S. and the control of one or more U.S. persons for all substantial decisions or (2) has a valid election in effect under applicable Treasury Regulations to be treated as a U.S. person.

Non-U.S. Holders

For purposes of this summary, a "non-U.S. Holder" is a beneficial owner of Common Shares that is not a U.S. Holder or an entity classified as a partnership for U.S. federal income tax purposes. This summary does not address the U.S. federal, state or local tax consequences to non-U.S. Holders arising from or relating to the acquisition, ownership and disposition of Common Shares. Accordingly, a non-U.S. Holder should consult its own tax advisors regarding the U.S. federal, state or local and non-U.S. tax consequences (including the potential application of and operation of any income tax treaties) relating to the acquisition, ownership and disposition of Common Shares.

U.S. Holders Subject to Special U.S. Federal Income Tax Rules Not Addressed

This summary does not address the U.S. federal income tax considerations applicable to U.S. Holders that are subject to special provisions under the Code, including, but not limited to U.S. Holders that: (a) are tax-exempt organizations, qualified retirement plans, individual retirement accounts, or other tax-deferred accounts; (b) are financial institutions, underwriters, insurance companies, real estate investment trusts, or regulated investment companies; (c) are broker-dealers, dealers, or traders in securities or currencies that elect to apply a mark-to-market accounting method; (d) have a "functional currency" other than the U.S. dollar; (e) own Common Shares as part of a straddle, hedging transaction, conversion transaction, constructive sale, or other integrated transaction; (f) acquire Common Shares in connection with the exercise of employee stock options or otherwise as compensation for services; (g) hold Common Shares other than as a capital asset within the meaning of Section 1221 of the Code (generally, property held for investment purposes); (h) are subject to the alternative minimum tax; (i) are subject to special tax accounting rules with respect to Common Shares; (j) are partnerships or other "pass-through" entities (and partners or other owners thereof); (k) are S corporations (and shareholders thereof); (l) are U.S. expatriates or former long-term residents of the United States subject to Sections 877 or 877A of the Code; (m) hold Common Shares in connection with a trade or business, permanent establishment, or fixed base outside the United States; or (n) own or have owned or will own (directly, indirectly, or by attribution) 10% or more of the total combined voting power or value of the Company's outstanding shares. U.S. Holders that are subject to special provisions under the Code, including, but not limited to, U.S. Holders described immediately above, should consult their own tax advisors regarding the U.S. federal, U.S. federal alternative minimum, U.S. federal net investment income, U.S. federal estate and gift, U.S. state and local, and non-U.S. tax consequences relating to the acquisition, ownership and disposition of Common Shares.

If an entity or arrangement that is classified as a partnership (or other "pass-through" entity) for U.S. federal income tax purposes holds Common Shares, the U.S. federal income tax consequences to such entity or arrangement and the partners (or other owners or participants) of such entity or arrangement generally will depend on the activities of the entity or arrangement and the status of such partners (or owners or participants). This summary does not address the tax consequences to any such partner (or owner or participant). Partners (or other owners or participants) of entities or arrangements that are classified as partnerships or as "pass-through" entities for U.S. federal income tax purposes should consult their own tax advisors regarding the U.S. federal income tax consequences arising from and relating to the acquisition, ownership and disposition of Common Shares.

Passive Foreign Investment Company Rules

If the Company were to constitute a "passive foreign investment company" or "PFIC" within the meaning of Section 1297 of the Code for any year during a U.S. Holder's holding period, then certain potentially adverse rules would affect the U.S. federal income tax consequences to a U.S. Holder resulting from the acquisition, ownership and disposition of Common Shares. The Company believes it was a PFIC for its most recently completed tax year, and based on current business plans and financial expectations, it believes that it will likely be a PFIC for its current tax year and may be a PFIC in subsequent tax years. No opinion of legal counsel or ruling from the IRS concerning its status as a PFIC has been obtained or is currently planned to be requested. The determination of whether any corporation was, or will be, a PFIC for a tax year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether any corporation will be a PFIC for any tax year depends on the assets and income of such corporation over the course of each such tax year and, as a result, cannot be predicted with certainty as of the date of this document. Accordingly, there can be no assurance that the IRS will not challenge any determination made by the Company or any of its subsidiaries concerning its PFIC status. Each U.S. Holder should consult its own tax advisors regarding the PFIC status of the Company and each of its subsidiaries.

In any year in which the Company is classified as a PFIC, a U.S. Holder will be required to file an annual report with the IRS containing such information as Treasury Regulations and/or other IRS guidance may require. In addition to penalties, a failure to satisfy such reporting requirements may result in an extension of the time period during which the IRS can assess a tax. U.S. Holders should consult their own tax advisors regarding the requirements of filing such information returns under these rules, including the requirement to file an IRS Form 8621 annually.

The Company generally will be a PFIC if, for a tax year, (a) 75% or more of its gross income is passive income (the "PFIC income test") or (b) 50% or more of the value of its assets either produce passive income or are held for the production of passive income, based on the quarterly average of the fair market value of such assets (the "PFIC asset test"). "Gross income" generally includes all sales revenues less the cost of goods sold, plus income from investments and from incidental or outside operations or sources, and "passive income" generally includes, for example, dividends, interest, certain rents and royalties, certain gains from the sale of stock and securities, and certain gains from commodities transactions. Active business gains arising from the sale of commodities generally are excluded from passive income if substantially all of a foreign corporation's commodities are stock in trade or inventory, depreciable property used in a trade or business, or supplies regularly used or consumed in the ordinary course of its trade or business, and certain other requirements are satisfied.

For purposes of the PFIC income test and PFIC asset test described above, if the Company owns, directly or indirectly, 25% or more of the total value of the outstanding shares of another corporation, the Company will be treated as if it (a) held a proportionate share of the assets of such other corporation and (b) received directly a proportionate share of the income of such other corporation. In addition, for purposes of the PFIC income test and PFIC asset test described above, and assuming certain other requirements are met, "passive income" does not include certain interest, dividends, rents, or royalties that are received or accrued by the Company from certain "related persons" (as defined in Section 954(d)(3) of the Code) also organized in Canada, to the extent such items are properly allocable to the income of such related person that is not passive income.

Under certain attribution rules, if the Company is a PFIC, U.S. Holders will generally be deemed to own their proportionate share of the Company's direct or indirect equity interest in any company that is also a PFIC (a "Subsidiary PFIC"), and will generally be subject to U.S. federal income tax on their proportionate share of (a) any "excess distributions," as described below, on the stock of a Subsidiary PFIC and (b) a disposition or deemed disposition of the stock of a Subsidiary PFIC by the Company or another Subsidiary PFIC, both as if such U.S. Holders directly held the shares of such Subsidiary PFIC. In addition, U.S. Holders may be subject to U.S. federal income tax on any indirect gain realized on the stock of a Subsidiary PFIC on the sale or disposition of Common Shares. Accordingly, U.S. Holders should be aware that they could be subject to tax under the PFIC rules even if no distributions are received and no redemptions or other dispositions of Common Shares are made.

Default PFIC Rules Under Section 1291 of the Code

If the Company is a PFIC for any tax year during which a U.S. Holder owns Common Shares, the U.S. federal income tax consequences to such U.S. Holder of the acquisition, ownership, and disposition of Common Shares will depend on whether and when such U.S. Holder makes an election to treat the Company and each Subsidiary PFIC, if any, as a "qualified electing fund" or "QEF" under Section 1295 of the Code (a "QEF Election") or makes a mark-to-market election under Section 1296 of the Code (a "Mark-to-Market Election"). A U.S. Holder that does not make either a QEF Election or a Mark-to-Market Election will be referred to in this summary as a "Non-Electing U.S. Holder."

A Non-Electing U.S. Holder will be subject to the rules of Section 1291 of the Code (described below) with respect to: (a) any gain recognized on the sale or other taxable disposition of Common Shares; and (b) any "excess distribution" received on the Common Shares. A distribution generally will be an "excess distribution" to the extent that such distribution (together with all other distributions received in the current tax year) exceeds 125% of the average distributions received during the three preceding tax years (or during a U.S. Holder's holding period for the Common Shares, if shorter).

Under Section 1291 of the Code, any gain recognized on the sale or other taxable disposition of Common Shares (including an indirect disposition of the stock of any Subsidiary PFIC), and any "excess distribution" received on Common Shares or with respect to the stock of a Subsidiary PFIC, must be ratably allocated to each day in a Non-Electing U.S. Holder's holding period for the respective Common Shares. The amount of any such gain or excess distribution allocated to the tax year of disposition or distribution of the excess distribution and to years before the entity became a PFIC, if any, would be taxed as ordinary income (and not eligible for certain preferred rates). The amounts allocated to any other tax year would be subject to U.S. federal income tax at the highest tax rate applicable to ordinary income in each such year, and an interest charge would be imposed on the tax liability for each such year, calculated as if such tax liability had been due in each such year. A Non-Electing U.S. Holder that is not a corporation must treat any such interest paid as "personal interest," which is not deductible.

If the Company is a PFIC for any tax year during which a Non-Electing U.S. Holder holds Common Shares, the Company will continue to be treated as a PFIC with respect to such Non-Electing U.S. Holder, regardless of whether the Company ceases to be a PFIC in one or more subsequent tax years. A Non-Electing U.S. Holder may terminate this deemed PFIC status by electing to recognize gain (which will be taxed under the rules of Section 1291 of the Code discussed above), but not loss, as if Common Shares were sold on the last day of the last tax year for which the Company was a PFIC.

QEF Election

A U.S. Holder that makes a timely and effective QEF Election for the first tax year in which the holding period of its Common Shares begins generally will not be subject to the rules of Section 1291 of the Code discussed above with respect to its Common Shares. A U.S. Holder that makes a timely and effective QEF Election will be subject to U.S. federal income tax on such U.S. Holder's pro rata share of (a) the Company's net capital gain, which will be taxed as long-term capital gain to such U.S. Holder, and (b) the Company's ordinary earnings, which will be taxed as ordinary income to such U.S. Holder. Generally, "net capital gain" is the excess of (a) net long-term capital gain over (b) net short-term capital loss, and "ordinary earnings" are the excess of (a) "earnings and profits" over (b) net capital gain. A U.S. Holder that makes a QEF Election will be subject to U.S. federal income tax on such amounts for each tax year in which the Company is a PFIC, regardless of whether such amounts are actually distributed to such U.S. Holder by the Company. However, for any tax year in which the Company is a PFIC and has no net income or gain, U.S. Holders that have made a QEF Election would not have any income inclusions as a result of the QEF Election. If a U.S. Holder that made a QEF Election has an income inclusion, such a U.S. Holder may, subject to certain limitations, elect to defer payment of current U.S. federal income tax on such amounts, subject to an interest charge. If such U.S. Holder is not a corporation, any such interest paid will be treated as "personal interest," which is not deductible.

A U.S. Holder that makes a timely and effective QEF Election with respect to the Company generally (a) may receive a tax-free distribution from the Company to the extent that such distribution represents the Company's "earnings and profits" that were previously included in income by the U.S. Holder because of such QEF Election and (b) will adjust such U.S. Holder's tax basis in the Common Shares to reflect the amount included in income or allowed as a tax-free distribution because of such QEF Election. In addition, a U.S. Holder that makes a QEF Election generally will recognize capital gain or loss on the sale or other taxable disposition of Common Shares.

The procedure for making a QEF Election, and the U.S. federal income tax consequences of making a QEF Election, will depend on whether such QEF Election is timely. A QEF Election will be treated as "timely" if such QEF Election is made for the first year in the U.S. Holder's holding period for the Common Shares in which the Company is a PFIC. A U.S. Holder may make a timely QEF Election by filing the appropriate QEF Election documents at the time such U.S. Holder files a U.S. federal income tax return for such year. If a U.S. Holder does not make a timely and effective QEF Election for the first year in the U.S. Holder's holding period for the Common Shares, the U.S. Holder may still be able to make a timely and effective QEF Election in a subsequent year if such U.S. Holder meets certain requirements and makes a "purging" election to recognize gain (which will be taxed under the rules of Section 1291 of the Code discussed above) as if such Common Shares were sold for their fair market value on the day the QEF Election is effective. If a U.S. Holder makes a QEF Election but does not make a "purging" election to recognize gain as discussed in the preceding sentence, then such U.S. Holder shall be subject to the QEF Election rules and shall continue to be subject to tax under the rules of Section 1291 discussed above with respect to its Common Shares. If a U.S. Holder owns PFIC stock indirectly through another PFIC, separate QEF Elections must be made for the PFIC in which the U.S. Holder is a direct shareholder and the Subsidiary PFIC for the QEF rules to apply to both PFICs.

A QEF Election will apply to the tax year for which such QEF Election is timely made and to all subsequent tax years, unless such QEF Election is invalidated or terminated or the IRS consents to revocation of such QEF Election. If a U.S. Holder makes a QEF Election and, in a subsequent tax year, the Company ceases to be a PFIC, the QEF Election will remain in effect (although it will not be applicable) during those tax years in which the Company is not a PFIC. Accordingly, if the Company becomes a PFIC in another subsequent tax year, the QEF Election will be effective and the U.S. Holder will be subject to the QEF rules described above during any subsequent tax year in which the Company qualifies as a PFIC.

U.S. Holders should be aware that there can be no assurances that the Company will satisfy the record keeping requirements that apply to a QEF, or that the Company will supply U.S. Holders with information that such U.S. Holders are required to report under the QEF rules, in the event the Company is a PFIC. Thus, U.S. Holders may not be able to make a QEF Election with respect to their Common Shares. Each U.S. Holder should consult its own tax advisors regarding the availability of, and procedure for making, a QEF Election.

A U.S. Holder makes a QEF Election by attaching a completed IRS Form 8621, including a PFIC Annual Information Statement, to a timely filed United States federal income tax return. However, if the Company does not provide the required information with regard to the Company or any of its Subsidiary PFICs, U.S. Holders will not be able to make a QEF Election for such entity and will continue to be subject to the rules of Section 1291 of the Code discussed above that apply to Non-Electing U.S. Holders with respect to the taxation of gains and excess distributions.

Mark-to-Market Election

A U.S. Holder may make a Mark-to-Market Election only if the Common Shares are marketable stock. The Common Shares generally will be "marketable stock" if the Common Shares are regularly traded on (a) a national securities exchange that is registered with the SEC, (b) the national market system established pursuant to section 11A of the Exchange Act, or (c) a foreign securities exchange that is regulated or supervised by a governmental authority of the country in which the market is located, provided that (i) such foreign exchange has trading volume, listing, financial disclosure, and surveillance requirements, and meets other requirements and the laws of the country in which such foreign exchange is located, together with the rules of such foreign exchange, ensure that such requirements are actually enforced and (ii) the rules of such foreign exchange effectively promote active trading of listed stocks. If such stock is traded on such a qualified exchange or other market, such stock generally will be "regularly traded" for any calendar year during which such stock is traded, other than in de minimis quantities, on at least 15 days during each calendar quarter. Each U.S. Holder should consult its own tax advisor in this matter.

A U.S. Holder that makes a Mark-to-Market Election with respect to its Common Shares generally will not be subject to the rules of Section 1291 of the Code discussed above with respect to such Common Shares. However, if a U.S. Holder does not make a Mark-to-Market Election beginning in the first tax year of such U.S. Holder's holding period for the Common Shares for which the Company is a PFIC and such U.S. Holder has not made a timely QEF Election, the rules of Section 1291 of the Code discussed above will apply to certain dispositions of, and distributions on, the Common Shares.

A U.S. Holder that makes a Mark-to-Market Election will include in ordinary income, for each tax year in which the Company is a PFIC, an amount equal to the excess, if any, of (a) the fair market value of the Common Shares, as of the close of such tax year over (b) such U.S. Holder's adjusted tax basis in such Common Shares. A U.S. Holder that makes a Mark-to-Market Election will be allowed a deduction in an amount equal to the excess, if any, of (a) such U.S. Holder's adjusted tax basis in the Common Shares, over (b) the fair market value of such Common Shares (but only to the extent of the net amount of previously included income as a result of the Mark-to-Market Election for prior tax years).

A U.S. Holder that makes a Mark-to-Market Election generally also will adjust such U.S. Holder's tax basis in the Common Shares to reflect the amount included in gross income or allowed as a deduction because of such Mark-to-Market Election. In addition, upon a sale or other taxable disposition of Common Shares, a U.S. Holder that makes a Mark-to-Market Election will recognize ordinary income or ordinary loss (not to exceed the excess, if any, of (a) the amount included in ordinary income because of such Mark-to-Market Election for prior tax years over (b) the amount allowed as a deduction because of such Mark-to-Market Election for prior tax years). Losses that exceed this limitation are subject to the rules generally applicable to losses provided in the Code and Treasury Regulations.

A U.S. Holder makes a Mark-to-Market Election by attaching a completed IRS Form 8621 to a timely filed United States federal income tax return. A Mark-to-Market Election applies to the tax year in which such Mark-to-Market Election is made and to each subsequent tax year, unless the Common Shares cease to be "marketable stock" or the IRS consents to revocation of such election. Each U.S. Holder should consult its own tax advisors regarding the availability of, and procedure for making, a Mark-to-Market Election.

Although a U.S. Holder may be eligible to make a Mark-to-Market Election with respect to the Common Shares, no such election may be made with respect to the stock of any Subsidiary PFIC that a U.S. Holder is treated as owning, because such stock is not marketable. Hence, the Mark-to-Market Election will not be effective to avoid the application of the default rules of Section 1291 of the Code described above with respect to deemed dispositions of Subsidiary PFIC stock or excess distributions from a Subsidiary PFIC to its shareholder.

Other PFIC Rules

Under Section 1291(f) of the Code, the IRS has issued proposed Treasury Regulations that, subject to certain exceptions, would cause a U.S. Holder that had not made a timely QEF Election to recognize gain (but not loss) upon certain transfers of Common Shares that would otherwise be tax-deferred (e.g., gifts and exchanges pursuant to corporate reorganizations) in the event the Company is a PFIC during such U.S. Holder's holding period for the relevant shares. However, the specific U.S. federal income tax consequences to a U.S. Holder may vary based on the manner in which Common Shares are transferred.

Certain additional adverse rules may apply with respect to a U.S. Holder if the Company is a PFIC, regardless of whether such U.S. Holder makes a QEF Election. For example, under Section 1298(b)(6) of the Code, a U.S. Holder that uses Common Shares as security for a loan will, except as may be provided in Treasury Regulations, be treated as having made a taxable disposition of such Common Shares.

In addition, a U.S. Holder who acquires Common Shares from a decedent will not receive a "step up" in tax basis of such Common Shares to fair market value unless such decedent had a timely and effective QEF Election in place.

Special rules also apply to the amount of foreign tax credit that a U.S. Holder may claim on a distribution from a PFIC. Subject to such special rules, foreign taxes paid with respect to any distribution in respect of stock in a PFIC are generally eligible for the foreign tax credit. The rules relating to distributions by a PFIC and their eligibility for the foreign tax credit are complicated, and a U.S. Holder should consult with its own tax advisors regarding the availability of the foreign tax credit with respect to distributions by a PFIC.

The PFIC rules are complex, and each U.S. Holder should consult its own tax advisors regarding the PFIC rules and how the PFIC rules may affect the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

General Rules Applicable to the Ownership and Disposition of Common Shares

The following discussion is subject, in its entirety, to the rules described above under the heading "Passive Foreign Investment Company Rules".

Distributions on Common Shares

A U.S. Holder that receives a distribution, including a constructive distribution, with respect to an Common Share will be required to include the amount of such distribution in gross income as a dividend (without reduction for any Canadian income tax withheld from such distribution) to the extent of the Company's current or accumulated "earnings and profits", as computed for U.S. federal income tax purposes. A dividend generally will be taxed to a U.S. Holder at ordinary income tax rates if the Company is a PFIC for the tax year of such distribution or was a PFIC for the preceding tax year. To the extent that a distribution exceeds the Company's current and accumulated "earnings and profits", such distribution will be treated first as a tax-free return of capital to the extent of a U.S. Holder's tax basis in the Common Shares and thereafter as gain from the sale or exchange of such Common Shares. (See "Sale or Other Taxable Disposition of Common Shares" below). However, the Company does not intend to maintain the calculations of its earnings and profits in accordance with U.S. federal income tax principles, and each U.S. Holder therefore should assume that any distribution by the Company with respect to the Common Shares will constitute ordinary dividend income. Dividends received on Common Shares by corporate U.S. Holders generally will not be eligible for the "dividends received deduction". Subject to applicable limitations and provided the Company is eligible for the benefits of the Canada-U.S. Tax Convention or the Common Shares are readily tradable on a United States securities market, dividends paid by the Company to non-corporate U.S. Holders, including individuals, in respect of Common Shares generally will be eligible for the preferential tax rates applicable to long-term capital gains for dividends, provided certain holding period and other conditions are satisfied, including that the Company not be classified as a PFIC in the tax year of distribution or in the preceding tax year. The dividend rules are complex, and each U.S. Holder should consult its own tax advisors regarding the application of such rules.

Sale or Other Taxable Disposition of Common Shares

Upon the sale or other taxable disposition of Common Shares, a U.S. Holder generally will recognize capital gain or loss in an amount equal to the difference between the U.S. dollar value of cash received plus the fair market value of any property received and such U.S. Holder's tax basis in such Common Shares sold or otherwise disposed of. A U.S. Holder's tax basis in Common Shares generally will be such U.S. Holder's U.S. dollar cost for such Common Shares. Gain or loss recognized on such sale or other disposition generally will be long-term capital gain or loss if, at the time of the sale or other disposition, the Common Shares have been held for more than one year.

Preferential tax rates currently apply to long-term capital gain of a U.S. Holder that is an individual, estate, or trust. There are currently no preferential tax rates for long-term capital gain of a U.S. Holder that is a corporation. Deductions for capital losses are subject to significant limitations under the Code.

Additional Considerations

Receipt of Foreign Currency

The amount of any distribution paid to a U.S. Holder in foreign currency, or on the sale, exchange or other taxable disposition of Common Shares generally will be equal to the U.S. dollar value of such foreign currency based on the exchange rate applicable on the date of receipt (regardless of whether such foreign currency is converted into U.S. dollars at that time). A U.S. Holder will have a tax basis in the foreign currency equal to its U.S. dollar value on the date of receipt. Any U.S. Holder who converts or otherwise disposes of the foreign currency after the date of receipt may have a foreign currency exchange gain or loss that would be treated as ordinary income or loss, and generally will be U.S. source income or loss for foreign tax credit purposes. Different rules apply to U.S. Holders who use the accrual method of tax accounting. Each U.S. Holder should consult its own U.S. tax advisors regarding the U.S. federal income tax consequences of receiving, owning, and disposing of foreign currency.

Foreign Tax Credit

Dividends paid on the Common Shares will be treated as foreign-source income, and generally will be treated as "passive category income" or "general category income" for U.S. foreign tax credit purposes. Any gain or loss recognized on a sale or other disposition of Common Shares generally will be United States source gain or loss. Certain U.S. Holders that are eligible for the benefits of Canada-U.S. Tax Convention may elect to treat such gain or loss as Canadian source gain or loss for U.S. foreign tax credit purposes. The Code applies various complex limitations on the amount of foreign taxes that may be claimed as a credit by U.S. taxpayers. In addition, Treasury Regulations that apply to foreign taxes paid or accrued (the "Foreign Tax Credit Regulations") impose additional requirements for Canadian withholding taxes to be eligible for a foreign tax credit, and there can be no assurance that those requirements will be satisfied. The Treasury Department has recently released guidance temporarily pausing the application of certain of the Foreign Tax Credit Regulations.

Subject to the PFIC rules and the Foreign Tax Credit Regulations, each as discussed above, a U.S. Holder that pays (whether directly or through withholding) Canadian income tax with respect to dividends paid on the Common Shares generally will be entitled, at the election of such U.S. Holder, to receive either a deduction or a credit for such Canadian income tax. Generally, a credit will reduce a U.S. Holder's U.S. federal income tax liability on a dollar-for-dollar basis, whereas a deduction will reduce a U.S. Holder's income that is subject to U.S. federal income tax. This election is made on a year-by-year basis and applies to all foreign taxes paid (whether directly or through withholding) by a U.S. Holder during a year. The foreign tax credit rules are complex and involve the application of rules that depend on a U.S. Holder's particular circumstances. Accordingly, each U.S. Holder should consult its own U.S. tax advisor regarding the foreign tax credit rules.

Backup Withholding and Information Reporting

Under U.S. federal income tax law and Treasury Regulations, certain categories of U.S. Holders must file information returns with respect to their investment in, or involvement in, a foreign corporation. For example, U.S. return disclosure obligations (and related penalties) are imposed on individuals who are U.S. Holders that hold certain specified foreign financial assets in excess of certain threshold amounts. The definition of specified foreign financial assets includes not only financial accounts maintained in foreign financial institutions, but also, unless held in accounts maintained by a financial institution, any stock or security issued by a non-U.S. person, any financial instrument or contract held for investment that has an issuer or counterparty other than a U.S. person and any interest in a non-U.S. entity. U.S. Holders may be subject to these reporting requirements unless their Common Shares are held in an account at certain financial institutions. Penalties for failure to file certain of these information returns are substantial. U.S. Holders should consult their own tax advisors regarding the requirements of filing information returns, including the requirement to file an IRS Form 8938.

Payments made within the U.S. or by a U.S. payor or U.S. middleman, of dividends on, and proceeds arising from the sale or other taxable disposition of Common Shares will generally be subject to information reporting and backup withholding tax if a U.S. Holder (a) fails to furnish such U.S. Holder's correct U.S. taxpayer identification number (generally on IRS Form W-9), (b) furnishes an incorrect U.S. taxpayer identification number, (c) is notified by the IRS that such U.S. Holder has previously failed to properly report items subject to backup withholding tax, or (d) fails to certify, under penalty of perjury, that such U.S. Holder has furnished its correct U.S. taxpayer identification number and that the IRS has not notified such U.S. Holder that it is subject to backup withholding tax. However, certain exempt persons generally are excluded from these information reporting and backup withholding rules. Backup withholding is not an additional tax. Any amounts withheld under the U.S. backup withholding tax rules will be allowed as a credit against a U.S. Holder's U.S. federal income tax liability, if any, or will be refunded, if such U.S. Holder furnishes required information to the IRS in a timely manner.

The discussion of reporting requirements set forth above is not intended to constitute a complete description of all reporting requirements that may apply to a U.S. Holder. A failure to satisfy certain reporting requirements may result in an extension of the time period during which the IRS can assess a tax, and under certain circumstances, such an extension may apply to assessments of amounts unrelated to any unsatisfied reporting requirement. Each U.S. Holder should consult its own tax advisors regarding the information reporting and backup withholding rules.

THE ABOVE SUMMARY IS NOT INTENDED TO CONSTITUTE A COMPLETE ANALYSIS OF ALL TAX CONSIDERATIONS APPLICABLE TO U.S. HOLDERS WITH RESPECT TO THE ACQUISITION, OWNERSHIP AND DISPOSITION OF COMMON SHARES. U.S. HOLDERS SHOULD CONSULT THEIR OWN TAX ADVISORS AS TO THE TAX CONSIDERATIONS APPLICABLE TO THEM IN LIGHT OF THEIR OWN PARTICULAR CIRCUMSTANCES.

ITEM 6. [Reserved].

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") of the Company should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2023, and the accompanying notes thereto (the "Financial Statements") included in this Annual Report, which have been prepared in accordance with U.S. GAAP. Amounts are expressed in USD unless otherwise stated to be in Canadian dollars ("CAD"), Euro ("€" or "EUR"), or Colombia pesos ("COP"). Amounts stated in foreign currencies include approximate USD amounts based on exchange rates on December 31, 2023. Variance, ratio, and percentage changes in this MD&A are based on unrounded numbers. This MD&A reports the Company's activities through December 31, 2023, unless otherwise indicated.

Forward-looking statements are based on the Company's current expectations and assumptions regarding its business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. The Company's actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions. Please see "Cautionary Statement Regarding Forward-Looking Statements" in this Annual Report for more information regarding forward-looking statements.

Overview of our Business

We are a multi-national cannabis company that manufactures and distributes consumer packaged goods and distributes medicinal cannabis and pharmaceutical products. Flora exists to create a world where the benefits of cannabis are accessible to everyone. Our business strategy is built on two core pillars: House of Brands and Commercial & Wholesale. This strategy was devised to allow us optimal access to markets around the globe based on the legal standing of cannabis in each of the geographical locations in which we operate. Our approach has enabled us to develop distribution networks, build customer bases, establish operations as the regulatory framework evolves and allow for expanded access to cannabis and its derivatives.

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

Colombian Related Subsidiaries

On July 5, 2023, the Company entered into a share purchase agreement with Lisan, a Delaware limited liability company, to sell all its shares in certain of its Colombian subsidiaries and its Colombian assets for a purchase price of CAD $0.8 million (USD $0.6 million). The sale relates to Flora's operations in Colombia, including its interest in (i) its 361-acre Cosechemos farm located in Giron, Colombia and its related processing facilities and inventory and (ii) all other assets relating to Flora Lab 2, Flora Lab 4 and Flora's Colombian food and beverage and consumer products business (collectively "Colombia Assets"). The sale enables the Company to concentrate on its core business divisions, which are lifestyle brands in the United States and international pharmaceutical distribution. The sale was part of several strategic changes to cut costs and streamline operations. The Company received proceeds of CAD $0.5 million during the quarter ended September 30, 2023. The Company and Lisan completed the sale of Cosechemos Ya S.A.S on November 1, 2023.

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

Consistent profitability and positive operating cash flows. A key determinant of the Company's success is to deliver profitable results and positive cashflows from operating activities. The Company's results have not yet achieved the prerequisite consistency to achieve self-sufficiency. Since its inception, only the third quarter of 2023 yielded net income and positive cashflows from operating activities. There is no assurance that the Company would be able to produce adequate levels of sustained profitability and cash flow positive, or at all. These factors, amongst others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 of the Company's audited consolidated financial statements for the year ended December 31, 2023. For more information, see Item 1A "Risk Factors."

Acquisition strategy disadvantages include significant transaction costs and liabilities of our acquirees. The Company has historically been opportunistic and pursues acquisitions from time to time that management believes will be complementary to or synergistic to the Company's existing business. However, any such acquisitions require the Company to incur heightened upfront transaction costs and require the Company to assume certain liabilities from the acquired companies. In addition, while the Company believes such acquisitions will provide enhanced value in the long term, it is possible that the anticipated synergies from the acquisition may never be realized. For example, the Company acquired JustCBD in February 2022 and FGH in December 2022. In connection with the acquisition of JustCBD, the Company incurred $0.6 million in transaction costs in the first quarter of 2022, which included legal and consulting fees incurred by the Company. In addition, we assumed $4.0 million in liabilities, which included $0.6 million of lease liabilities and other ordinary course operating liabilities. In connection with the acquisition of FGH, the Company incurred $0.5 million in transaction costs in the fourth quarter of 2022, which included legal and consulting fees incurred by the Company. In addition, we assumed $9.1 million in liabilities, which included $1.3 million of outstanding legal fees of FGH prior to the acquisition, $1.1 million of debt, $3.4 million of indemnified liabilities and other ordinary course operating liabilities.

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

Public Company Costs

Following the consummation of our initial public offering, we became a public company, which has required the hiring of additional staff and implementation of processes and procedures to address public company regulatory requirements and customary practices. We expect to continue to incur substantial additional annual expenses for, among other things, directors' and officers' liability insurance and additional internal and external costs for investor relations, accounting, audit, legal, and other functions.

Audit Committee Requirement

On December 6, 2023, the Company received a notification from Nasdaq, confirming that, due to having less than three independent audit committee members, the Company no longer complies with Nasdaq's audit committee requirements contained in Nasdaq Listing Rule 5605(c)(2)(A). As set forth in such notification, Nasdaq advised the Company that, under Nasdaq Rule 5605(c)(4), the Company was afforded a cure period in order to regain compliance (i) until the earlier of the Company's next annual shareholders' meeting or November 30, 2024, or (ii) if the next annual shareholders' meeting is held before May 28, 2024, then the Company must evidence compliance no later than May 28, 2024.

Key Components of Results of Operations

Revenue

The Company primarily generates revenue as a distributor of pharmaceutical goods, and a manufacturer and reseller of a range of cannabis-based and complementary products. The Company has two major revenue groups, which are also two of its three reportable segments:

(1)	House of Brands; and
(2)	commercial and wholesale.

The third reportable segment is pharmaceuticals.

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

Operating Expenses

The Company's operating expenses are apportioned based on the following categories:

•	Consulting and management fees include salary and benefit expenses for employees, directors and consultants for the Company's corporate activities, other than those included in one of general and administrative, share-based compensation, and research and development.
•	Professional fees include legal, audit and other expenses incurred by third-party service providers.
•	General and administrative include certain public company costs, merchant fees and temporary labor and subcontractor costs for the Company's operating subsidiaries.
•	Promotion and communication expenses consist primarily of services engaged in marketing and promotion of our products and costs associated with initiatives and development programs and salary and benefit expenses for certain employees.
•	Travel expenses relate to flight, lodging and incidental expenses for attending conferences, events and key business meetings.
•	Share-based compensation includes the cost of vesting of the Company's equity awards, including share options and restricted share awards.
•	Research and development expenses primarily consist of salary and benefit expenses for employees engaged in research and development activities, as well as other general costs associated with R&D activities.
•	Operating lease expense represents the cost of the Company's operating leases, primarily consisting of real estate and equipment.
•	Depreciation and amortization expense is provided on a straight-line basis over the corresponding assets' estimated useful lives.
•	Bad debt expense consists of changes in the provision for the Company's expected credit losses. The Company utilizes a provision matrix to estimate lifetime expected credit losses.
•	Asset impairment includes the difference between the fair value and carrying amount of the asset group. An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of an asset group.
•	Other expenses (income), net include miscellaneous expenses that do not fit the criteria for recognition in another category.

Non-Operating Expenses

Non-operating expenses include interest income and expenses, foreign exchange losses and unrealized losses from changes in fair value. Interest is primarily related to the Company's lease liabilities and operating lines of credit. Foreign exchange is largely related to the revaluation of balances denominated in foreign currencies to U.S. dollars. Unrealized losses from changes in fair value pertain to fluctuations in the fair values of the Company's investments and liabilities.

Income Tax

Income tax consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Loss from Discontinued Operations

Loss from discontinued operations includes the net income (loss), net of tax, of the Colombian subsidiaries sold on July 5, 2023 and on November 1, 2023. It also includes an expected loss on the disposal as the carrying value of the assets being sold exceeded the expected sale price.

Results of Operations

The following table sets forth the Company's consolidated results of operations for the fiscal years ended December 31, 2023 and 2022 (in thousands). The period-to-period comparisons of the Company's historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data have been derived from our audited consolidated financial statements included elsewhere in this Annual Report.

	For the year ended December 31, 2023	For the year ended December 31, 2022
Revenue	$76,071	$33,401

Gross profit	17,738	13,251
Consulting and management fees	11,876	9,232
Professional fees	2,301	3,884
General and administrative	1,646	3,287
Promotion and communication	4,710	8,033
Travel expenses	413	930
Share based compensation	1,591	3,404
Research and development	62	388
Operating lease expense	1,211	937
Depreciation and amortization	2,335	2,144
Bad debt expense	236	941
Other expenses (income), net	2,204	1,511
Goodwill and other asset impairments	39,507	25,781
Operating loss	(50,354)	(47,221)
Non-operating expenses	(2,057)	887
Net loss before taxes and discontinued operations	(48,297)	(48,108)
Income tax benefit	(1,628)	(1,405)
Net loss from continuing operations	(46,669)	(46,703)
Loss from discontinued operations	(9,678)	(5,926)
Net loss for the period	$(56,347)	$(52,629)

Stop Sale Order by Florida Department of Agriculture and Consumer Services Division of Food Safety

On October 31, 2023, the Department issued 340 stop sale orders on hemp extract products distributed by Just Brands primarily on the basis that such products were determined to be attractive to children with the product and/or labels in the shape of an animal, human, or cartoon; or bears any reasonable resemblance to an existing candy product, or branded food product. As a result, Just Brands has stopped distributing these products in the State of Florida. There is no assurance that these products can be sold in another jurisdiction, or at all. The Company estimates that the disruption from this stop sale order had an unfavorable impact of $0.5 million on revenue and $0.2 million on consulting and management fees during the year ended December 31, 2023.

In late January 2024, and in early February 2024, the Department issued a stop sale order on 231 hemp extract and other products distributed by Just Brands primarily on the basis that such products were determined to be attractive to children with the product and/or labels in the shape of an animal, human, or cartoon; or bears any reasonable resemblance to an existing candy product, or branded food product. As a result, Just Brands has stopped distributing these products in the State of Florida. There is no assurance that these products can be sold in another jurisdiction, or at all. The Company estimates that the disruption from this stop sale order is expected to have an unfavorable impact of $0.3 million on revenue during the quarter ended March 31, 2024.

The total value of inventory impacted by the stop sale orders was $1.6 million at December 31, 2023.

Revenue

Revenue totaled $76.1 million and $33.4 million for the years ended December 31, 2023 and 2022, respectively. The increase was primarily driven by the following:

•	FGH contributed $38.3 million for the year ended December 31, 2023 compared to $0.1 million for the year ended December 31, 2022.
•	JustCBD contributed $31.1 million for the year ended December 31, 2023 compared to $26.4 million for the year ended December 31, 2022.
•	Vessel contributed $6.7 million for the year ended December 31, 2023, compared to $7.0 million for the year ended December 31, 2022.

Revenues generated for the year ended December 31, 2023 by the Company`s Colombian entities are included separately within Loss from Discontinued Operations.

Revenues generated for the year ended December 31, 2023 by the House of Brands segment were $37.8 million compared to revenues generated for the year ended December 31, 2022 of $33.3 million. The increase was primarily due to JustCBD being encompassed in our business for the full 2023 fiscal year, which contributed $31.1 million for the year ended December 31, 2023, compared to $26.4 million for the year ended December 31, 2022. The Vessel brand generated revenues of $6.7 million for year ended December 31, 2023, a decrease of $0.3 million from the year ended December 31, 2022, primarily due to supply chain issues that occurred early in fiscal 2023.

Revenues generated for the year ended December 31, 2023 by the commercial and wholesale segment were $38.3 million compared to revenues generated for the year ended December 31, 2022 of $0.1 million. The revenue was entirely generated by FGH, which was acquired on December 23, 2022.

Revenues from the pharmaceuticals segment were formerly generated by the Company's Colombian entities. These results are included separately within Loss from Discontinued Operations.

Gross Profit

Gross profit totaled $17.7 million and $13.3 million for the years ended December 31, 2023 and 2022, respectively. The increase was primarily driven by the acquisitions of FGH and JustCBD, which contributed $2.2 million and $12.7 million, respectively, in the year ended December 31, 2023. In the comparative period in the year ended December 31, 2022, JustCBD contributed $11.2 million and FGH contributed less than $0.1 million as it was not acquired until December 2022. Vessel contributed $3.0 million in the year ended December 31, 2023 compared to $2.0 million in the year ended December 31, 2022. The remaining $0.2 million decrease was due to the discontinuance of the U.S. brands during the second half of 2023. As a percentage of net sales, or gross margin, the Company reported 23% and 40% for the year ended December 31, 2023 and 2022, respectively. The decrease is primarily due to the acquisition of FGH, which distributes relatively lower margin pharmaceuticals.

Operating Expenses

Operating expenses totaled $68.1 million and $60.5 million for the years ended December 31, 2023 and 2022, respectively. The increase was primarily driven by asset impairments of $39.5 million and the acquisition of FGH, which increased expenses by $3.2 million. This was partially offset by reduced promotion and communication, professional fees, general and administrative and share-based compensation expenses.

Consulting and Management Fees

Consulting and management fees were $11.9 million for the year ended December 31, 2023 compared to $9.2 million for the year ended December 31, 2022. These fees are related to employment and consulting contracts with most of the Company's management, as well as directors. The $2.6 million increase in 2023 is primarily related to the acquisition of FGH, which contributed $2.5 million, and a severance payment made to the Company's former chief executive officer. These increases were partially offset by significant corporate office headcount reductions, the impact of which was only reflected in the last half of the 2023 fiscal period.

Professional Fees

Professional fees totaled $2.3 million for the year ended December 31, 2023 compared to $3.9 million for the year ended December 31, 2022. These expenses are associated with legal, accounting and audit services. In the period ended December 31, 2023, the Company reduced professional fees and received credit notes from certain service providers. In the period ended December 31, 2022, professional fees included one-time acquisition and transaction related costs relating to the Company's acquisitions of JustCBD and FGH.

General and Administrative Expenses

General and administrative expenses totaled $1.6 million for the year ended December 31, 2023 compared to $3.3 million for the year ended December 31, 2022. The $1.6 million decrease in 2023 is primarily due to the Company's efforts to reduce general and administrative expenses.

Promotion and Communication Expenses

Promotion and communication expenses totaled $4.7 million for the year ended December 31, 2023 compared to $8.0 million for the year ended December 31, 2022. The $3.3 million decrease in 2023 is primarily due to cost-cutting initiatives by the Company aimed at minimizing corporate overhead. Promotion expenses incurred in the period largely relate to the nature of JustCBD's business model, which is centered around promoting its products as a method for stimulating revenue growth.

Travel Expenses

Travel expenses totaled $0.4 million for the year ended December 31, 2023 compared to $0.9 million for the year ended December 31, 2022. These expenses were for various trips related to the subsidiaries' and the Company's promotional activities. The decrease of $0.5 million in 2023 is due to the Company's efforts to minimize overhead expenses.

Share-based Compensation Expenses

Share based compensation expenses totaled $1.6 million for the year ended December 31, 2023 compared to $3.4 million for the year ended December 31, 2022. These expenses represent the amortization of the fair value of share-based payments. The $1.8 million decrease in 2023 is primarily due to the cancellation of restricted stock awards, a result of employee terminations during 2023.

Research and Development Expenses

Research and development expenses totaled $0.1 million for the year ended December 31, 2023 compared to $0.4 million for the year ended December 31, 2022. Research and development expenses have been minimized in the period ended December 31, 2023 whereas in the period ended December 31, 2022 they consisted primarily of contract research fees, manufacturing, consultant fees, and costs related to the launch of new brands for the Vessel business.

Operating Lease Expenses

Operating lease expenses totaled $1.2 million for the year ended December 31, 2023 compared to $0.9 million for the year ended December 31, 2022. The increase is primarily due to the acquisition of FGH and its accompanying facility and vehicle leases.

Depreciation and Amortization Expense

Depreciation and amortization expenses totaled $2.3 million for the year ended December 31, 2023 compared to $2.1 million for the year ended December 31, 2022. The $0.2 million increase is primarily due to the acquisition of FGH, and the corresponding amortization of the intangible assets acquired, and partially offset by long lived asset impairments taken over the past year requiring less amortization to be recorded.

Bad Debt Expense

Bad debt expense totaled $0.2 million for the year ended December 31, 2023 compared to $0.9 million for the year ended December 31, 2022. The amounts reflect the Company's estimate of lifetime expected losses related to outstanding trade receivables. The $0.7 million decrease in 2023 is driven by the Company's exit from the Colombian related businesses.

Other Expenses

Other expenses totaled $2.2 million for the year ended December 31, 2023 compared to $1.5 million for the year ended December 31, 2022. These expenses consist mainly of insurance, repairs and maintenance and royalties partially offset by miscellaneous incomes. The $0.7 million increase in 2023 is due to an increase of $0.6 million in insurance costs, partially offset by a number of refunds and balance sheet adjustments at FGH in 2023.

Goodwill and other asset impairments

Goodwill and other asset impairments totaled $39.5 million and $25.8 million in asset impairments for the years ended December 31, 2023 and 2022, respectively. The Company tests its goodwill and indefinite-lived intangibles for impairment as part of its annual fourth quarter impairment test, and at interim periods when impairment indicators exist. At June 30, 2023 and December 31, 2023, Flora determined that the decline in the share price of the Company’s publicly traded Common Shares, the declining share price of comparable public companies and challenging economic factors making it difficult to access capital were indicators of impairment. Flora then concluded that the carrying values of its JustCBD and FGH reporting units were higher than their respective estimated fair values, and a cumulative goodwill impairment loss totaling $23.4 million was recognized for the year ended December 31, 2023.

The factors listed above representing goodwill impairment indicators were also indicators of impairment for certain other of our long-lived assets. The Company performed a quantitative analysis as of June 30, 2023 to determine if impairment existed by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over their remaining lives. This analysis resulted in impairments of property, plant and equipment, operating lease right of use assets and certain intangibles assets totaling $13.4 million for the quarter ended June 30, 2023.

The Company performed a similar analysis for its asset groups as of December 31, 2023, and determined that indicators of impairment were present. These include external indicators such as a decline in the share price of the Company’s publicly traded Common Shares as well as internal indicators such as reduced forecasted revenue and cash flow generation. The Company performed a quantitative analysis as of December 31, 2023 to determine if impairment existed by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over their remaining lives. This analysis resulted in impairments operating lease right of use assets and certain intangibles assets totaling $2.7 million.

During the fourth quarter of 2022, the Company determined that the decline in the share price of its publicly traded Common Shares, declines in comparable public company share prices, as well as negative operating cash flows were indicators of impairment. Flora then concluded that the carrying values of its Vessel and JustCBD reporting units were higher than their respective estimated fair values, and a goodwill impairment loss totaling $25.1 million was recognized in the year ended December 31, 2022.

Also during the fourth quarter of 2022, the Company decided to consolidate operations and looked for subtenants for two building leases that have contractual lease obligations through 2026 and 2027. These leases are recorded on the statement of financial position as operating lease right of use assets. The lease assets had indicators of impairment as they were no longer used in the asset groups' operations, but the Company was actively seeking to sublease both spaces to generate income from the spaces. The resulting analysis resulted in an impairment of $0.7 million of operating lease right of use assets for the year ended December 31, 2022.

Non-operating (Income) Expenses

Flora realized $2.1 million in non-operating income for the year ended December 31, 2023 compared to non-operating expense of $0.9 million for the year ended December 31, 2022. This (income) expense consists of unrealized (gains) losses from changes in fair value, interest (income) expense and foreign exchange loss. The increase in income is primarily due to a $2.0 million gain on the value of the contingent consideration related to the JustCBD, No Cap Hemp and Original Hemp acquisitions during the year ended December 31, 2023, compared to a $0.6 million loss during the year ended December 31, 2022.

Income Tax Benefit

The Company recognized $1.6 million and $1.4 million in income tax benefit for the years ended December 31, 2023 and 2022, respectively. Our effective tax rate during the year ended December 31, 2023 and 2022 was 3.4% and 2.9%, respectively. The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company considers such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Flora continues to believe its deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance remains recorded against net deferred taxes as of December 31, 2023 and 2022.

Loss from Discontinued Operations

Loss from discontinued operations totaled $9.7 million in the year ended December 31, 2023 compared to $5.9 million in the year ended December 31, 2022. The increase is primarily due to impairment charges and losses on disposal in relation to the Company`s Colombian operations.

Net loss

The Company incurred a net loss of $56.3 million and $52.6 million for the years ended December 31, 2023 and 2022, respectively. The increase in loss was driven by higher asset impairments of $13.7 million and an increase of $3.8 million in relation to the loss from discontinued operations for the Company`s Colombian operations, partially offset by increased gross profit of $4.5 million, decreased operating expenses of $6.1 million and increased non-operating income of $2.9 million.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-U.S. GAAP financial measures that do not have any standardized meaning prescribed by U.S. GAAP and may not be comparable to similar measures presented by other companies. Flora calculates EBITDA as total net (loss) income from continuing operations, plus (minus) income taxes (recovery), plus (minus) interest expense (income), plus depreciation and amortization. Flora calculates Adjusted EBITDA as EBITDA plus (minus) non-operating expense (income), plus share based compensation expense, plus asset impairment charges, plus (minus) unrealized loss (gain) from changes in fair value, plus charges related to the flow-through of inventory step-up on business combinations, plus other acquisition and transaction costs. Management believes that EBITDA and Adjusted EBITDA provide meaningful and useful financial information as these measures demonstrate the operating performance of the business.

The reconciliation of the Company's EBITDA and Adjusted EBITDA, non-U.S. GAAP financial measures, to net (loss) income from continuing operations, the most directly comparable U.S. GAAP financial measure, for the year ended December 31, 2023 is presented in the table below:

(In thousands of United States dollars)	JustCBD	Vessel	Phatebo	Corporate & Other	Consolidated
Net (loss) income from continuing operations	$(22,790)	$(8,372)	$274	$(15,781)	$(46,669)
Income tax expense (recovery)	-	3	101	(1,732)	(1,628)
Interest expense (income)	9	2	92	(11)	92
Depreciation and amortization	742	736	28	829	2,335
EBITDA	(22,039)	(7,631)	495	(16,695)	(45,870)
Non-operating loss (income) (1)	2	14	-	(174)	(158)
Share based compensation	-	-	-	1,591	1,591
Asset impairment	22,892	7,402	-	9,213	39,507
Unrealized gain from changes in fair value (2)	(964)	-	-	(1,027)	(1,991)
Charges related to the flow-through of inventory step-up on business combinations	-	-	-	45	45
Adjusted EBITDA	$(109)	$(215)	$495	$(7,047)	$(6,876)

The reconciliation of the Company's EBITDA and Adjusted EBITDA, non-U.S. GAAP financial measures, to net income (loss) from continuing operations, the most directly comparable U.S. GAAP financial measure, for the year ended December 31, 2022 is presented in the table below:

(In thousands of United States dollars)	JustCBD	Vessel	Phatebo	Corporate & Other	Consolidated
Net loss from continuing operations	$(7,001)	$(21,985)	$(109)	$(17,608)	$(46,703)
Income tax recovery	(21)	(1,372)	(12)	-	(1,405)
Interest expense (income)	17	(35)	2	(13)	(29)
Depreciation and amortization	643	1,434	1	66	2,144
EBITDA	(6,362)	(21,958)	(118)	(17,555)	(45,993)
Non-operating loss (income) (1)	56	4	(13)	276	323
Share based compensation	-	-	-	3,404	3,404
Asset impairment	5,397	20,139	-	245	25,781
Unrealized loss from changes in fair value (2)	-	-	-	593	593
Charges related to the flow-through of inventory step-up on business combinations	1,631	-	-	-	1,631
Other acquisition and transaction costs	614	81	-	353	1,048
Adjusted EBITDA	$1,336	$(1,734)	$(131)	$(12,684)	$(13,213)

(1)	Non-operating expense includes foreign exchange gain (loss).
(2)	Unrealized loss from changes in fair value includes changes in the value of the Company's long-term investment in an early-stage European cannabis company and the value of the Company's contingent consideration associated with its acquisition of JustCBD.

Liquidity and Capital Resources

Since the Company's inception, we have funded our operations and capital spending through cash flows from product sales and proceeds from the sale of our capital stock. The Company is generating cash from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support our business growth and expansion. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows for the foreseeable future. Our current, principal sources of liquidity are cash and cash equivalents provided by our operations and prior equity offerings. Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents were $4.4 million and $8.9 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company's current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they come due within twelve months from the date the consolidated financial statements were issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's ability to execute its operating plans through 2024 and beyond depends on its ability to obtain additional funding through equity offerings, debt financing, or other forms of financing to meet planned growth requirements and to fund future operations, which may not be available on acceptable terms, or at all. If we are unable to raise the requisite funds, we will need to curtail or cease operations. See Note 2 to the audited consolidated financial statements for more information and Item 1A "Risk Factors - Management has performed an analysis of our ability to continue as a going concern, and has determined that, based on our current financial position, there is a substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm has raised substantial doubt as to our ability to continue as a going concern" in this Annual Report. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In the long-term, we may be required to obtain additional financing to fund our current planned operations, which may consist of incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. There can be no assurance that the Company will be able to obtain additional funds on terms acceptable to it, on a timely basis or at all. The failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the results of operations, and financial condition. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing shareholders will be diluted. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

The Company's primary uses of cash are for working capital requirements and capital expenditures. Additionally, from time to time, it may use capital for acquisitions and other investing and financing activities. Working capital is used principally for the Company's personnel as well as costs related to the growth, manufacture, and production of its products. The Company's capital expenditures consist primarily of additional facilities, improvements in existing facilities and product development.

Cash Flows

The following table sets forth the major components of the Company's condensed consolidated statements of cash flows for the periods presented.

(In thousands of United States dollars)	For the year ended December 31, 2023	For the year ended December 31, 2022
Cash used in operating activities	$(8,396)	$(15,935)
Cash from financing activities	3,150	4,413
Cash used in investing activities	(234)	(15,802)
Effect of exchange rate change	930	(755)
Change in cash during the period	(4,550)	(28,079)
Cash, beginning of period	8,935	37,616
Cash included in assets held for sale	-	(602)
Cash, end of period	$4,385	$8,935

Cash used in Operating Activities

Net cash used in operating activities for the years ended December 31, 2023 and 2022 totaled $8.4 million and $15.9 million, respectively. Cash flows used in operating activities for the year ended December 31, 2023 were due primarily to operating expenses exceeding the gross profit for the year.

Cash flows used in operating activities for the year ended December 31, 2022 were also due primarily to operating expenses exceeding the gross profit for the year.

Cash from Financing Activities

Net cash provided from financing activities for the years ended December 31, 2023 and 2022 totaled $3.2 million and $4.4 million, respectively. Cash flows provided from financing activities for the year ended December 31, 2023 were primarily related to the Company's September 2023 unit offering (as described below) and borrowings on a credit facility through its FGH subsidiary (as described below), partially offset by amounts used for equity issuances costs and loan repayments.

Cash flows provided from financing activities for the year ended December 31, 2022 were primarily related to the Company's December 2022 unit offering (as described below) as well as from proceeds received from warrant and stock option exercises, partially offset by amounts used for equity issuances costs and for the Company's share repurchase program. Under the repurchase program, the Company repurchased 18,411 Common Shares at an average price of $13.84 per share.

Cash used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2023 and 2022 totaled $0.2 million and $15.8 million, respectively. Cash flows used in investing activities for the year ended December 31, 2023 were primarily related to capital expenditures related to equipment in the House of Brands segment.

Cash flows used in investing activities for the year ended December 31, 2022 were primarily related to the cash portion of the consideration paid with respect to the acquisition of JustCBD in February 2022.

Working Capital

As of December 31, 2023, we had working capital of $5.1 million. The Company's primary cash flow needs are for the development of its cannabis and pharmaceutical activities, administrative expenses and for general working capital to support growing sales and production with related receivables and payables.

Funding Requirements

Our continued existence is dependent on our ability to generate positive cash flows through synergies within our operations, expanding our production capacity and geographic footprint, exploring strategic partnerships, and pursuing accretive acquisitions to supplement our organic growth. We are committed to attaining a level of sustained growth that will effectively offset our overhead costs, thereby paving the path to achieving profitability. We will be required in the future to raise additional capital through either equity or debt financings. To date, we have raised capital through multiple equity offerings. Our equity offerings in 2022 and 2023 are described below.

September 2023 Unit Offering

In September 2023, we closed a registered direct offering of 1,369,000 units of the Company at a price of $2.00 per unit for gross proceeds of $2.7 million. Each unit is comprised of one Common Share of the Company and one Common Share purchase warrant (1,369,000 total warrants) to purchase one additional Common Share at an exercise price of $2.50 per share. The warrants expire on March 21, 2029. We paid $0.3 million in issuance costs relating to the September 2023 unit offering and issued 54,760 warrants issued to the placement agent. As of December 31, 2023, all of the warrants issued in connection with the September 2023 unit offering remain outstanding.

December 2022 Unit Offering

In December 2022, we closed an offering of 625,000 units of the Company at a price of $8.00 per unit for gross proceeds of $5.0 million. Each unit is comprised of one Common Share of the Company and one Common Share purchase warrant (625,000 total warrants) to purchase one additional common share at an exercise price of $8.00 per share. The warrants expire on December 8, 2027. We paid $0.4 million in issuance costs relating to the December 2022 unit offering and issued 25,000 warrants issued to the placement agent.

In September 2023, the Company repriced 624,995 warrants issued in the December 2022 unit offering to certain investors to $2.50 per share in connection with such investors' participation in the September 2023 unit offering.

As of December 31, 2023, 624,995 warrants issued in connection with the December 2022 Unit Offering remain outstanding.

Debt

In addition to the equity offerings described above, the Company also has access to credit facilities through its FGH subsidiary. The credit facilities total 4.0 million Euros with two different German banks, Hypoverinsbank and Volksbank, secured by either joint and several guarantees or default guarantees. On December 31, 2023, the outstanding amount was 1.8 million Euros ($1.9 million USD) and was due within three months. The credit facilities have interest rates ranging from 5.45% to 6.46% per year and does not have a set maturity date. The interest rate is reset every time a new amount is drawn.

Off-Balance Sheet Arrangements

As of December 31, 2023, the Company did not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on its results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Contractual Obligations

At December 31, 2023, the Company had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

(In thousands of United States dollars)	Total	Less than 1 Year	1 - 3 Years	More than 3 Years
Legal disputes (1)	2,962	2,962	-	-
Sales tax (1)	2,538	2,538	-	-
Contingent purchase consideration (2)	1,095	921	52	122
Operating lease obligations (3)	1,926	900	834	192
Long term debt (4)	1,931	1,931	-	-
Total	$10,452	$9,252	$886	$314

(1)	See Note 19 of the Company's Consolidated Financial Statements for the year ended December 31, 2023.
(2)	See Note 10 of the Company's Consolidated Financial Statements for the year ended December 31, 2023.
(3)	See Note 14 of the Company's Consolidated Financial Statements for the year ended December 31, 2023.
(4)	See Note 13 of the Company's Consolidated Financial Statements for the year ended December 31, 2023.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP and the Company's discussion and analysis of its financial condition and operating results require management to make judgments, assumptions and estimates that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. Note 3, Significant Accounting Policies, of the Company's notes to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of its consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

The Company believes that the following critical accounting policies involve the more significant judgments and estimates used in the preparation of its consolidated financial statements and are the most critical to aid the reader in fully understanding and evaluating the Company's reported financial results. Management considers these policies critical because they are both important to the portrayal of the Company's financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

Inventories

Inventories are comprised of raw materials and supplies, internally produced work in progress, and finished goods. Inventories are initially valued at cost and subsequently at the lower of cost and net realizable value. Inventory cost is determined either on a weighted average cost or specific identification basis and any trade discounts and rebates are deducted from the purchase price. Raw material costs include the purchase cost of the materials, freight-in and duty. Finished goods include the cost of direct materials and labor and a proportion of manufacturing overhead allocated based on normal production capacity.

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

Goodwill is measured as the excess of the sum of the consideration transferred, the amount of any noncontrolling interests in the acquiree, and the fair value of the acquirer's previously held equity interest in the acquiree (if any) over the net of the amounts of identifiable assets acquired and liabilities assumed on the acquisition date. If, after assessment, the net of the amounts of identifiable assets acquired and liabilities assumed on the acquisition date exceeds the sum of the consideration transferred, the amount of any non-controlling interests in the acquiree and the fair value of the acquirer's previously held interest in the acquiree (if any), the excess is recognized immediately in profit or loss as a bargain purchase gain.

Non-controlling interests that are present ownership interests and entitle their holders to a proportionate share of the entity's net assets in the event of liquidation may be initially measured at the fair value of the acquiree's identifiable net assets.

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

When a business combination is achieved in stages, the Company's previously held equity interest in the acquiree is remeasured to its acquisition date fair value and the resulting gain or loss, if any, is recognized in profit or loss. Amounts arising from interests in the acquiree prior to the acquisition date that have previously been recognized in other comprehensive income are reclassified to profit or loss where such treatment would be appropriate if that interest were disposed of.

Purchase price allocations may be preliminary and, during the measurement period not to exceed one year from the date of acquisition, changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period the adjustments are determined.

Intangible Assets

Intangible assets are recorded at cost less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization is provided on a straight-line basis over the assets' estimated useful lives, which do not exceed the contractual period, if any.

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

Impairment of goodwill and indefinite-lived intangible assets

Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The Company reviews goodwill and indefinite lived intangible assets annually for impairment in the fourth quarter, or sooner, if events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If factors indicate this is the case, then a quantitative test is performed and an impairment is recorded for any excess carrying value above the reporting unit's fair value, not to exceed the amount of goodwill. The Company performs a one-step test to calculate the fair value of the asset and record goodwill impairment to the extent the fair value of the reporting unit exceeds its carrying amount. Several factors, including historical results, business plans, forecasts, market data and the weighting of valuation model results when multiple are developed, are used to determine the fair value.

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

Recently Adopted Accounting Principles

See Note 3, "Significant Accounting Policies", of the notes to the consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Flora Growth Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of Flora Growth Corp. (the “Company”), as of December 31, 2023 and 2022, and the related consolidated statements of loss and comprehensive loss, shareholders’ equity (deficiency), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s current level of cash is not sufficient to continue investing in growth, while at the same time meeting its obligations as they become due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2020.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants
PCAOB ID: 731

March 28, 2024

Flora Growth Corp.

Consolidated Statements of Financial Position

(in thousands of United States dollars, except share amounts which are in thousands of shares)

As at:	December 31, 2023	December 31, 2022
ASSETS
Current
Cash	$4,350	$8,935
Restricted cash	35	-
Trade and amounts receivable, net of $315 allowance ($1,385 at 2022)	3,950	5,259
Loans receivable and advances	-	271
Prepaid expenses and other current assets	1,368	805
Indemnification receivables	3,153	3,429
Inventory	8,508	8,747
Current assets held for sale	-	3,709
Total current assets	21,364	31,155
Non-current
Property, plant and equipment	847	1,218
Operating lease right of use assets	389	2,118
Intangible assets	946	17,739
Goodwill	-	23,372
Investments	-	730
Other Assets	80	263
Non-current assets held for sale	-	4,392
Total assets	$23,626	$80,987
LIABILITIES
Current
Trade payables	$5,111	$7,831
Contingencies	5,500	5,044
Current portion of debt	1,931	1,086
Current portion of operating lease liability	799	1,116
Current portion of contingent purchase considerations	1,095	-
Other accrued liabilities	1,844	1,760
Current liabilities held for sale	-	610
Total current liabilities	16,280	17,447
Non-current
Non-current operating lease liability	942	1,561
Deferred tax	-	1,712
Contingent purchase considerations	-	3,547
Non-current liabilities held for sale	-	308
Total liabilities	17,222	24,575
SHAREHOLDERS' EQUITY
Share capital, no par value, unlimited authorized, 8,935 issued and outstanding (6,776 at 2022)	-	-
Additional paid-in capital	149,093	150,420
Accumulated other comprehensive loss	(140)	(2,732)
Deficit	(142,549)	(90,865)
Total Flora Growth Corp. shareholders' equity	6,404	56,823
Non-controlling interest in subsidiaries	-	(411)
Total shareholders' equity	6,404	56,412
Total liabilities and shareholders' equity	$23,626	$80,987

The accompanying notes are an integral part of these consolidated financial statements. Commitments and contingencies - see Note 19.

Flora Growth Corp.

Consolidated Statements of Loss and Comprehensive Loss
(in thousands of United States dollars, except per share amounts which are in thousands of shares)

	For the year ended December 31, 2023	For the year ended December 31, 2022
Revenue	$76,071	$33,401
Cost of sales	58,333	20,150
Gross profit	17,738	13,251
Operating expenses
Consulting and management fees	11,876	9,232
Professional fees	2,301	3,884
General and administrative	1,646	3,287
Promotion and communication	4,710	8,033
Travel expenses	413	930
Share based compensation	1,591	3,404
Research and development	62	388
Operating lease expense	1,211	937
Depreciation and amortization	2,335	2,144
Bad debt expense	236	941
Goodwill impairment	23,372	25,072
Other asset impairments	16,135	709
Other expenses (income), net	2,204	1,511
Total operating expenses	68,092	60,472
Operating loss	(50,354)	(47,221)
Interest expense (income)	92	(29)
Foreign exchange (income) loss	(158)	323
Unrealized (gain) loss from changes in fair value	(1,991)	593
Net loss before income taxes and discontinued operations	(48,297)	(48,108)
Income tax benefit	(1,628)	(1,405)
Net loss from continuing operations	(46,669)	(46,703)
Loss from discontinued operations, net of taxes	(9,678)	(5,926)
Net loss for the period	(56,347)	(52,629)
Net income (loss) attributable to noncontrolling interest	689	(214)
Net loss attributable to Flora Growth Corp	$(57,036)	$(52,415)
Basic loss per share from continuing operations	$(6.34)	$(12.19)
Diluted loss per share from continuing operations	$(6.34)	$(12.19)
Basic loss per share attributable to Flora Growth Corp.	$(7.75)	$(13.68)
Diluted loss per share attributable to Flora Growth Corp.	$(7.75)	$(13.68)

Weighted average number of common shares outstanding - basic	7,356	3,832
Weighted average number of common shares outstanding - diluted	7,356	3,832

Comprehensive loss:
Net loss	$(56,347)	$(52,629)
Foreign currency translation, net of income taxes of $nil ($nil in 2022)	(2,592)	1,624
Comprehensive loss for the period	(53,755)	(54,253)
Comprehensive income (loss) attributable to noncontrolling interests	689	(214)
Comprehensive loss attributable to Flora Growth Corp.	$(54,444)	$(54,039)

The accompanying notes are an integral part of these consolidated financial statements.

Flora Growth Corp.

Consolidated Statement of Shareholders' Equity
(in thousands of United States dollars, except share amounts which are in thousands of shares)

	Common Shares		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated Deficit	Non- Controlling interests in subsidiaries (Deficiency)	Shareholders' Equity
	#
Balance, December 31, 2021	3,276	-	116,810	(1,108)	(38,536)	(225)	76,941

December unit offering	625	-	5,000	-	-	-	5,000
December unit offering issuance costs	-	-	(415)	-	-	-	(415)
Share repurchase	(18)	-	(255)	-	-	-	(255)
Common shares issued for business combinations	2,651	-	24,492	-	-	-	24,492
Equity issued for other agreements	40	-	1,554	-	-	-	1,554
Acquisition of noncontrolling interest	6	-	283	-	(365)	28	(54)
Options issued	-	-	4,003	-	-	-	4,003
Options exercised	27	-	82	-	-	-	82
Options expired/cancelled	-	-	(1,580)	-	451	-	(1,129)
Restricted stock vesting	146	-	446	-	-	-	446
Warrants exercised	23	-	105	-	-	-	105
Warrants expired/cancelled	-	-	-	-	-	-	-
Share issuance costs	-	-	(105)	-	-	-	(105)
Other comprehensive loss - exchange differences on foreign operations (net of income taxes of $nil)	-	-	-	(1,624)	-	-	(1,624)
Current year net loss attributable to Flora	-	-	-	-	(52,415)	(214)	(52,629)
Balance, December 31, 2022	6,776	$-	$150,420	$(2,732)	$(90,865)	$(411)	$56,412

September unit offering	1,369	-	2,738	-	-	-	2,738
September unit offering issuance costs	-	-	(254)	-	-	-	(254)
Equity issued for other agreements	126	-	590	-	-	-	590
Options issued	-	-	226	-	-	-	226
Options forfeited	-	-	(5,627)	-	5,352	-	(275)
Restricted stock granted	838	-	1,989	-	-	-	1,989
Restricted stock cancelled	(174)	-	(844)	-	-	-	(844)
Share issuance costs	-	-	(145)	-	-	-	(145)
Derecognition of equity related to Colombia assets	-	-	-	1,310	-	(278)	1,032
Other comprehensive loss - exchange differences on foreign operations (net of income taxes of $nil)	-	-	-	1,282	-	-	1,282
Current year net loss attributable to Flora	-	-	-	-	(57,036)	689	(56,347)
Balance, December 31, 2023	8,935	$-	$149,093	$(140)	$(142,549)	$-	$6,404

The accompanying notes are an integral part of these consolidated financial statements.

Flora Growth Corp.

Consolidated Statements of Cash Flows

(in thousands of United States dollars)

	For the year ended December 31, 2023	For the year ended December 31, 2022
Cash flows from operating activities:
Net loss	$(56,347)	$(52,629)
Adjustments to net loss:
Depreciation and amortization	2,484	2,629
Stock-based compensation	1,591	3,404
Goodwill impairment	23,372	25,452
Other asset impairments	20,840	783
Changes in fair value of investments and liabilities	(1,991)	593
Bad debt expense	801	1,607
Loss on disposal of discontinued operations	3,132	-
Interest expense (income)	94	(56)
Interest paid	(94)	(4)
Income tax benefit	(1,617)	(1,538)
	(7,735)	(19,759)
Net change in non-cash working capital:
Trade and other receivables	1,522	143
Inventory	576	1,219
Prepaid expenses and other assets	(419)	1,372
Trade payables and accrued liabilities	(2,340)	1,090
Net cash used in operating activities	(8,396)	(15,935)

Cash flows from financing activities:
Units issued	2,738	5,000
Equity issue costs	(396)	(520)
Exercise of warrants and options	-	187
Common shares repurchased	-	(255)
Loan borrowings	995	197
Loan repayments	(187)	(196)
Net cash provided by financing activities	3,150	4,413

Cash flows from investing activities:
Purchases of property, plant and equipment and intangible assets	(163)	(1,294)
Net cash on disposal	(71)	-
Business and asset acquisitions, net of cash acquired	-	(14,508)
Net cash used in investing activities	(234)	(15,802)

Effect of exchange rate on changes on cash	930	(755)

Change in cash during the period	(4,550)	(28,079)
Cash and restricted cash at beginning of period	8,935	37,616
Cash included in assets held for sale	-	(602)
Cash and restricted cash at end of period	$4,385	$8,935
Supplemental disclosure of non-cash investing and financing activities
Common shares issued for business combinations	$-	$24,712
Common shares issued for other agreements	95	1,470
Option cancellations reclassified to equity	5,352	451
Operating lease additions to right of use assets	245	2,919
Intangible assets acquired for contingent consideration	194	-

The accompanying notes are an integral part of these consolidated financial statements.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

1. NATURE OF OPERATIONS

Flora Growth Corp. (the "Company" or "Flora") was incorporated under the laws of the Province of Ontario, Canada on March 13, 2019. The Company is manufacturer and distributor of global cannabis and pharmaceutical products and brands, building a connected, design-led collective of plant-based wellness and lifestyle brands. The Company's registered office is located at 365 Bay Street, Suite 800, Toronto, Ontario, M5H 2V1, Canada and our principal place of business in the United States is located at 3406 SW 26th Terrace, Suite C-1, Fort Lauderdale, Florida 3312.

On December 23, 2022, Flora completed its acquisition of all the issued and outstanding common shares of Franchise Global Health Inc. ("FGH"), a corporation existing under the laws of the Province of British Columbia by way of a statutory plan of arrangement (the "Arrangement") under the Business Corporations Act (British Columbia). FGH, through its wholly-owned subsidiaries, is a multi-national distributor in the pharmaceutical and medical cannabis industry with principal operations in Germany. See Note 10 for further discussion.

On February 24, 2022, Flora Growth U.S. Holdings Corp., a wholly-owned subsidiary of the Company, completed the acquisition of 100% of the outstanding equity interests in each of (i) Just Brands LLC and (ii) High Roller Private Label LLC. JustCBD is a manufacturer and distributor of consumable cannabinoid products, including gummies, tinctures, vape cartridges, and creams with principal operations in Florida, United States. See Note 10 for further discussion.

These consolidated financial statements have been prepared on a going concern basis, meaning that the Company will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.

2. BASIS OF PRESENTATION

These consolidated financial statements have been presented in United States dollars and are prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The Company has determined that the United States dollar is the most relevant and appropriate reporting currency as, despite continuing shifts in the relative size of our operations across multiple geographies, the majority of our operations are conducted in United States dollars and our financial results are prepared and reviewed internally by management in United States dollars.

Prior to January 1, 2023, Flora was a foreign private issuer reporting its financial statements under International Financial Reporting Standards ("IFRS") as issued by the International Accounting Standard Boards. These consolidated financial statements, for all periods, are presented in accordance with U.S. GAAP.

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Pursuant to the requirements of ASC Topic 205-40, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effects of management's plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company's ability to continue as a going concern. The mitigating effect of management's plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

The Company had cash of $4.4 million at December 31, 2023, net loss of $56.3 million for the year ended December 31, 2023, and an accumulated deficit of $142.5 million at December 31, 2023. Current economic and market conditions have put pressure on the Company's growth plans. The Company's ability to continue as a going concern is dependent on its ability to obtain additional capital. The Company believes that its current level of cash is not sufficient to continue investing in growth, while at the same time meeting its obligations as they become due. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements. To alleviate these conditions, management is currently evaluating various cost reductions and other alternatives and may seek to raise additional funds through the issuance of equity, debt securities, through arrangements with strategic partners, through obtaining credit from financial institutions, through the disposition of assets or otherwise. The actual amount that the Company may be able to raise under these alternatives will depend on market conditions and other factors. As it seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms or at all. The Company's ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including but not limited to market and economic conditions, the Company's performance and investor sentiment with respect to it and its industry. These consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Presentation of comparative financial statements

On June 9, 2023, the Company consolidated its issued and outstanding common shares based on one new common share of the Company for every twenty existing common shares of the Company. All common shares and per share amounts have been restated to give retroactive effect to the share consolidation. See discussion in Note 15.

Basis of consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions were eliminated on consolidation. Subsidiaries are entities the Company controls when it is exposed, or has rights, to variable returns from its involvement in the entity and can affect those returns through its power to direct the relevant activities of the entity. Subsidiaries are included in the consolidated financial results of the Company from the date of acquisition up to the date of disposition or loss of control. As at December 31, 2023, the Company had the following subsidiaries:

Subsidiaries	Country of Incorporation	Ownership %	Functional Currency
Kasa Wholefoods Company LLC	United States	100%	United States Dollar (USD)
Flora Beauty LLC	United States	100%	United States Dollar (USD)
Vessel Brand Inc.	United States	100%	United States Dollar (USD)
Vessel Brand Canada Inc.	Canada	100%	United States Dollar (USD)
Just Brands LLC	United States	100%	United States Dollar (USD)
Just Brands International LTD	United Kingdom	100%	British Pound (GBP)
High Roller Private Label LLC	United States	100%	United States Dollar (USD)
Flora Growth US Holdings Corp.	United States	100%	United States Dollar (USD)
Cardiff Brand Corp.	United States	100%	United States Dollar (USD)
Franchise Global Health Inc.	Canada	100%	Canadian Dollar (CAD)
Harmony Health One Inc.	Canada	100%	Canadian Dollar (CAD)
ACA Mueller ADAG Pharma Vertriebs GmbH	Germany	100%	Euro (EUR)
Sativa Verwaltungs GmbH	Germany	100%	Euro (EUR)
Sativa Verwaltungs GmbH and Co. KG	Germany	100%	Euro (EUR)
CBD Med Therapeutics Inc.	Canada	100%	Canadian Dollar (CAD)
Fayber Technologies Canada Inc.	Canada	100%	Canadian Dollar (CAD)
Catalunia SAS	Colombia	100%	Colombia Peso (COP)
Green CannaHealth SAS	Colombia	100%	Colombia Peso (COP)
Klokken Aarhus Inc.	Canada	100%	Canadian Dollar (CAD)
Rangers Pharmaceuticals A/S	Denmark	100%	Danish Krone (DAK)
1200325 B.C. LTD.	Canada	100%	Canadian Dollar (CAD)
Phatebo	Germany	100%	Euro (EUR)
Franchise Cannabis Corp.	Canada	100%	Canadian Dollar (CAD)

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

On July 5, 2023, the Company entered into a Share Purchase Agreement with Lisan Farma Colombia LLC ("Lisan"), a Delaware limited liability company, to sell all of its shares in certain Colombian companies and other Flora assets related to its Colombian operations for a purchase price of CAD $0.8 million (USD $0.6 million).

The Company sold all of its shares and assets related to the following Colombian companies and branches:

• Flora Growth Corp Colombia S.A.S. (formerly Hemp Textiles & Co. S.A.S.)

• Flora Lab S.A.S. (formerly Grupo Farmaceutico Cronomed S.A.S.)

• Flora Med S.A.S. (formerly Breeze Laboratory S.A.S.)

• Labcofarm Laboratorios S.A.S

• Cosechemos Ya S.A.S.

• Kasa Wholefoods Company S.A.S.

• Flora Growth Corp. Sucursal Colombia

• Flora Beauty LLC Sucursal Colombia

The applicable capital stock of the Colombian entities was transferred to Lisan at the date of closing. All assets underlying this sale were transferred to Lisan on an "as is where is" basis. The results of these subsidiaries are included in discontinued operations in the accompanying consolidated financial statements. See discussion in Note 5.

During the fourth quarter of the year ending December 31, 2023, the Company voluntarily dissolved the following U.S. companies:

• Hemp Textiles & Co. LLC

• Keel Brand Corp.

• Flora Growth F&B Corp

• Flora Growth Management Corp.

• Masaya Holding Corp.

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

The consolidated financial statements are presented in United States dollars ("$") unless otherwise noted.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

3. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used by the Company are as follows:

Cash and restricted cash

Cash in the consolidated statement of financial position includes cash on hand and deposits held with banks and other financial intermediaries that have a maturity of less than three months at the date they are acquired. Restricted cash in the consolidated statement of financial position includes cash required to be held in deposit accounts related to credit card accounts and merchant accounts.

Financial assets

Initial recognition and measurement

The Company aggregates its financial assets into classes at the time of initial recognition based on the Company's business model and the contractual terms of the cash flows. Non-derivative financial assets are classified and measured as "financial assets at fair value", as either fair value through profit or loss ("FVPL"), or "financial assets at amortized cost", as appropriate.

All financial assets are recognized initially at fair value plus, in the case of financial assets not at FVPL, directly attributable transaction costs on the trade date at which the Company becomes a party to the contractual provisions of the instrument.

Financial assets with embedded derivatives are considered in their entirety when determining their classification.

Subsequent measurement - Financial assets at amortized cost

After initial recognition, financial assets measured at amortized cost are subsequently measured at the end of each reporting period at amortized cost using the Effective Interest Rate ("EIR") method. Amortized cost is calculated by considering any discount or premium on acquisition and any fees or costs that are an integral part of the EIR. In these consolidated financial statements, cash, trade and amounts receivables, indemnification receivables, and loans receivable are classified in this category.

Subsequent measurement - Financial assets at FVPL

Financial assets measured at FVPL include financial assets such as the Company's equity investments in other entities, and any derivative financial instrument that is not designated as a hedging instrument in a hedge relationship. Financial assets measured at FVPL are carried at fair value in the consolidated statement of financial position with changes in fair value recognized in a separate caption in the consolidated statements of loss and comprehensive loss.

Derecognition

A financial asset is derecognized when the contractual rights to the cash flows from the asset expire, or the Company no longer retains substantially all the risks and rewards of ownership.

Impairment of financial assets

Financial assets classified subsequently as amortized cost are subject to impairment based on the expected credit losses ("ECL's"). The Company's financial assets subject to impairment are cash, trade and amounts receivables, and loans receivable.

Trade and note receivables are recognized initially at fair value and subsequently measured at amortized cost, less any provisions for impairment. Impairment provisions are estimated using the ECL impairment model where any expected future credit losses are provided for, irrespective of whether a loss event has occurred at the reporting date. Estimates of expected credit losses consider the Company's collection history by country and customer, deterioration of collection rates during the average credit period, as well as observable changes in and forecasts of future economic conditions that affect default risk. The Company utilizes a provision matrix to estimate lifetime ECL's for trade receivables, supplemented by specific allowance based on customer-specific data. Changes in the allowance are recognized as bad debt expense in the consolidated statements of loss and comprehensive loss. When the Company determines that no recovery of the amount owed is possible, the amount is deemed irrecoverable, and the financial asset is written off. This is determined with judgment or otherwise when discharged by bankruptcy or other legal proceedings.

Inventory

Inventories are comprised of raw materials and supplies, and finished goods. Inventories are initially valued at cost and subsequently at the lower of cost and net realizable value. Inventory cost is determined either on a weighted average cost or specific identification basis and any trade discounts and rebates are deducted from the purchase price. Raw material costs include the purchase cost of the materials, freight-in and duty. Costs incurred during the production process are capitalized as incurred to the extent that cost is less than net realizable value. These costs include materials, labor and manufacturing overhead used in the production processes. Finished goods include the cost of direct materials and labor and a proportion of manufacturing overhead allocated based on normal production capacity.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

Net realizable value represents the estimated selling price for inventories in the ordinary course of business, less all estimated costs of completion and costs necessary to make the sale. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, the aging of and future demand for inventory and contractual arrangements with customers. Reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The impact of changes in inventory reserves is reflected in cost of sales.

Property, plant and equipment

Property, plant and equipment are measured at cost less accumulated depreciation and impairment losses, if any. Depreciation is provided for on a straight-line basis over the assets' estimated useful lives, which management has determined to be as follows:

Machinery and office equipment           5-10 years

Vehicle                                                   5 years

Building                                                 30 years

Right-of-use assets                                 Lesser of useful life and remaining term of the lease

The Company assesses an asset's residual value, useful life and depreciation method at each financial year end and adjusts if appropriate. During their construction, property, plant and equipment are not subject to depreciation. The Company capitalizes all costs necessary to get the asset to its intended use, including interest on borrowings when significant. When the asset is available for use, depreciation commences. Depreciation expense is recorded within depreciation and amortization on the consolidated statements of loss and comprehensive loss.

Gains and losses on disposal of property, plant and equipment are determined by comparing the proceeds from disposal with the carrying amount of the property, plant and equipment and are recognized in the consolidated statements of loss and comprehensive loss of the related year.

Intangible assets

Intangible assets are recorded at cost less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization is provided on a straight-line basis over the assets' estimated useful lives, which do not exceed the contractual period, if any. The Company's finite-lived intangible assets are amortized as follows:

Patents and developed technology         9 years

Customer and supplier relationships     5-10 years

Trademarks and brands                         8-10 years

Licenses                                                5 years

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

Investments

Investments include investments in equity securities of entities over which the Company does not have a controlling financial interest or significant influence and are accounted for at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the "measurement alternative"). In applying the measurement alternative, the Company performs a qualitative assessment on a quarterly basis and recognizes an impairment if there are sufficient indicators that the fair value of the equity investments is less than carrying values. Changes in value are recorded in unrealized loss from changes in fair value on the consolidated statements of loss and comprehensive loss.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

Impairment of long-lived assets

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

Goodwill is measured as the excess of the sum of the consideration transferred, the amount of any noncontrolling interests in the acquiree, and the fair value of the acquirer's previously held equity interest in the acquiree (if any) over the net of the amounts of identifiable assets acquired and liabilities assumed on the acquisition date. If, after assessment, the net of the amounts of identifiable assets acquired and liabilities assumed on the acquisition date exceeds the sum of the consideration transferred, the amount of any non-controlling interests in the acquiree and the fair value of the acquirer's previously held interest in the acquiree (if any), the excess is recognized immediately in the consolidated statements of loss and comprehensive loss as a bargain purchase gain.

Non-controlling interests that are present ownership interests and entitle their holders to a proportionate share of the entity's net assets in the event of liquidation may be initially measured at the fair value of the acquiree's identifiable net assets.

Contingent consideration is measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination. Contingent consideration that is classified as equity is not remeasured at subsequent reporting dates and its subsequent settlement is accounted for within equity. Contingent consideration that is classified as an asset or liability is remeasured at subsequent reporting dates, with the corresponding gain or loss recognized in the consolidated statements of operations and comprehensive loss.

When a business combination is achieved in stages, the Company's previously held equity interest in the acquiree is remeasured to its acquisition date fair value and the resulting gain or loss, if any, is recognized in the consolidated statements of loss and comprehensive loss. Amounts arising from interests in the acquiree prior to the acquisition date that have previously been recognized in other comprehensive income are reclassified to the consolidated statements of loss and comprehensive loss where such treatment would be appropriate if that interest were disposed of.

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

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

Financial liabilities

Initial recognition and measurement

Financial liabilities are measured at amortized cost, unless they are required to be measured at FVPL as is the case for held for trading or derivative instruments, or the Company has opted to measure the financial liability at FVPL. The Company's financial liabilities include trade and other payables and other accrued liabilities and long-term debt, which are measured at amortized cost. All financial liabilities are recognized initially at fair value.

Subsequent measurement - Financial liabilities at amortized cost

After initial recognition, financial liabilities measured at amortized cost are subsequently measured at the end of each reporting period at amortized cost using the EIR method. Amortized cost is calculated by considering any discount or premium on acquisition and any fees or costs that are an integral part of the EIR.

Subsequent measurement - Financial liabilities at FVPL

Financial liabilities measured at FVPL include any derivative financial instrument that is not designated as a hedging instrument in a hedge relationship. Financial liabilities measured at FVPL are carried at fair value in the consolidated statement of financial position with changes in fair value recognized in other income or expense in the consolidated statements of loss and comprehensive loss. In these consolidated financial statements, trade and other payables and other accrued liabilities, lease liability and loans payable are measured at amortized cost.

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

Share based compensation

Share based compensation to employees is measured at the fair value of the instruments issued and amortized over the vesting periods. Share based compensation to non-employees are measured at the fair value of goods or services received or the fair value of the equity instruments issued if it is determined the fair value of the goods or services cannot be reliably measured and are recorded at the date the goods or services are received. The Company operates an equity based compensation plan. The corresponding amount is recorded to the stock option caption within shareholders’ equity, and the expense to the consolidated statements of loss and comprehensive loss over the vesting period. The fair value of options is determined using the Black–Scholes pricing model which incorporates all market vesting conditions. For awards with graded vesting schedules, the Company has elected to calculate the fair value as a single award and recognize expense over the total expected vesting period rather than in tranches. The number of shares and options expected to vest is reviewed and adjusted at the end of each reporting period such that the amount recognized for services received as consideration for the equity instruments granted shall be based on the number of equity instruments that eventually vest. Upon exercise of a stock option, any amount related to the initial value of the stock option, along with the proceeds from exercise are recorded to share capital. Upon expiration of a stock option, any amount related to the initial value of the stock option is recorded to accumulated deficit. The Company also grants employees and non-employees restricted stock awards (“RSAs”). The fair value of the RSAs is determined using the fair value of the common shares on the date of the grant. The Company has elected to recognize forfeitures as they occur.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

Foreign currency translation

These consolidated financial statements are presented in U.S. dollars ("USD"), which is the Company's reporting currency; however, the functional currency of the entities in these financial statements are their respective local currencies, including Canadian dollar, USD, British pound and euro.

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

Translation into presentation currency

The assets and liabilities of foreign operations are translated into USD at year-end exchange rates. Revenue, expenses, and cash flows of foreign operations are translated into USD using average exchange rates of the reporting period. Exchange differences resulting from translating foreign operations are recognized in other comprehensive income and accumulated in shareholders' equity. The cumulative exchange differences are reclassified to the consolidated statements of loss and comprehensive loss upon the disposal of the foreign operation.

Research expenses

Research expenses are expensed as they are incurred, net of any related investment tax credits, unless the criteria for capitalization of development expenses are met.

Revenue recognition

The Company primarily generates revenue as a distributor of pharmaceuticals and a distributor and retailer of cannabidiol oil derived products. See disaggregation of the Company’s revenue by operating segments and sales by country in Note 24.

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

The Company's contracts with customers for the sales of products consist of one performance obligation. Revenue from product sales is recognized at the point in time when control is transferred to the customer, which is on shipment or delivery, depending on the contract terms. The Company's payment terms generally range from 0 to 30 days from the transfer of control, and sometimes up to two months.

The Company elected as a permitted practical expedient to not adjust the customer contract consideration for significant financing components when the period between the transfer of the Company's goods and services and customer payment is one year or less.

The Company elected as a permitted practical expedient to expense, as incurred, the costs of obtaining a customer contract such as sales commissions and other selling transaction costs when the amortization period of the assets otherwise would be one year or less. Accordingly, the Company has no assets recorded for costs to obtain a customer contract as at December 31, 2023 and 2022 as there are no contracts where the underlying asset would have a life exceeding one year.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

The Company elected as a permitted practical expedient for shipping and handling not to be a separate performance obligation.

Advertising costs

Advertising costs are expensed as incurred and recorded within the promotion and communication caption on the consolidated statements of loss and comprehensive loss. Advertising costs were $3.4 million in 2023 ($4.4 million in 2022).

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

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

A deferred tax asset is recognized for unused tax losses, tax credits and deductible temporary differences, to the extent that it is probable that future taxable profits will be available against which they can be utilized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Non-controlling interests

Non-controlling interests of subsidiaries ("NCI") are recognized either at fair value or at the NCI's proportionate share of the net assets, determined on an acquisition-by-acquisition basis at the date of acquisition. Subsequently, the NCI's share of net loss and comprehensive loss is attributed to the NCI.

During 2023, the Company completed the sale of Cosechemos YA S.A.S. and Kasa Wholefoods Company S.A.S to Lisan. These entities each had 10% NCI which was derecognized when the Company lost control during the year ended December 31, 2023. See discussion in Note 5.

Discontinued operations and assets and liabilities held for sale

On July 5, 2023, the Company entered into a Share Purchase Agreement with Lisan, to sell all of its shares in certain Colombian companies and other Flora assets related to its Colombian operations for a purchase price of CAD $0.8 million (USD $0.6 million). The assets and liabilities of these Colombian companies are reflected in the accompanying consolidated balance sheets as assets and liabilities held for sale, respectively. The results of operations of these Colombian companies are included in loss from discontinued operations, net of tax in the accompanying consolidated statements of operations and comprehensive loss. For comparative purposes, all prior periods presented have been reclassified to reflect the classifications on a consistent basis. See discussion in Note 5.

Adoption of accounting standards and amendments

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"), which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers ("ASC 606") rather than adjust them to fair value at the acquisition date. The effects of adoption are applied prospectively to business combinations occurring on or after the effective date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2021-08 effective as of January 1, 2023, and as such had no impact on the Company's consolidated financial statements.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

Accounting pronouncements not yet adopted

Certain new standards, amendments and interpretations, and improvements to existing standards have been published by the FASB and United States Securities and Exchange Commission but are not yet effective and have not been adopted early by the Company. Management anticipates that all the relevant pronouncements will be adopted in the first reporting period following the date of application unless noted. Information on new standards, amendments and interpretations, and improvements to existing standards which could potentially impact the Company's financial statements are detailed as follows:

In June 2022, the FASB issued Accounting Standards Update 2022-03-Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"), which requires that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The effects of adoption are accounted for prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is assessing the impacts of adoption, but it is not expected to have an impact based on amounts recorded at December 31, 2023 as any changes required are for transactions occurring prospectively upon adoption.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segments Disclosures. The amendments enhance disclosures of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM), extend certain annual disclosures to interim periods, and permit more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statements have not been issued. The Company is currently evaluating the guidance and its impact to the financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improve the transparency of disclosures related to the income tax rate reconciliation and income taxes paid. The amendments are effective for the Company in fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the guidance and its impact to the financial statements.

Certain other new standards and interpretations have been issued but are not expected to have a material impact on the Company's financial statements.

4.        CRITICAL JUDGMENTS AND ESTIMATION UNCERTAINTIES

The preparation of the Company's financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgements are subject to change based on experience and new information which could result in outcomes that require a material adjustment to the carrying amounts of assets or liabilities affecting future periods. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized prospectively.

Going concern considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Management must assess the Company’s ability to continue as a going concern each reporting period. This assessment involves the use of internal budgets and estimates of revenues, expenses and cash flows, which requires a significant amount of management judgement.

Determination of functional currency

The Company determines the functional currency through an analysis of several indicators. Primary considerations include the currency in which the Company's goods and services are sold and the currency of the country whose competitive forces and regulations mainly determine the sales prices of its goods and services. The Company also considers the currency in which funds from financing debt and equity activities are generated and the currency in which receipts from operating activities are retained. Management judgment is applied when there are indicators supporting more than one currency for a Company subsidiary.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

Expected credit losses on financial assets

Determining an allowance for expected credit losses for all financial asset receivables not held at fair value through profit or loss requires judgment. Factors that cause the estimate to be sensitive to change include historical and expected future patterns for the probability of default, the timing of collection and the amount of incurred credit losses, and management's judgment about whether economic conditions and credit terms are such that actual losses may be higher or lower than what the historical patterns suggest. These conditions are applied across each of the Company's business units to the extent the expected risk of loss differ from each other.

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

Determination of reporting units and asset groups for impairment testing

Management is required to use judgement in determining which assets or group of assets make up appropriate reporting units and asset groups for the level at which goodwill and other long-lived assets are tested for impairment. Management considers the nature of operations and ability to track asset performance within each of the Company's business units to determine the appropriate level of asset aggregation and allocation, as well as the materiality of the underlying assets within the units.

Impairment of goodwill and long-lived assets

For reporting units to which goodwill and other long-lived assets is allocated is based on a recoverable amount, the impairment test is determined in accordance with the expected cash flow approach or another suitable model depending on the asset type. The calculation is based on assumptions including, but not limited to, the cash flow growth rate and the discount rate. Significant management judgment is required when developing these assumptions, which include internal budgets and expectations, as well as consideration of external Company communications and market estimates of the Company's and its industry's future growth.

For reporting units that test using the market based fair value approach, the fair value is determined based on guideline public companies similar to the reporting unit and considers similar financial metrics, operations and sales channels. The fair value calculation is based on assumptions including the determination of guideline public companies, determining the relevant financial metric to measure the reporting unit's recoverable value, and selecting the amount of the financial metric from the observable range of guideline public company amounts to apply to the reporting unit.

Asset groups are subject to a two-step impairment testing model. Under Step 1 (recoverability test), the undiscounted expected future cash flows from an asset group are compared to the asset group's carrying amount. The estimates involved in this first step are similar to the recoverable amount assumptions discussed above. If the carrying amount exceeds the undiscounted estimated future cash flows, the Company is required to perform a Step 2 fair value test, with a chosen model and estimates similar to those discussed above.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

Revenue recognition

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

The Company's primary sale of products requires management judgment to determine at what point in time control passes to the customer to recognize revenue. The Company considers the customer contract terms, logistic supplier terms, local law, and established business practices to make this determination.

Share based compensation transactions

The Company measures the cost of equity-settled transactions with employees and applicable non-employees by reference to the fair value of the equity instruments at the date at which they are vested. Estimating fair value for share based compensation requires judgment to determine the appropriate valuation model, which is dependent on the terms and conditions of the grant. This estimate also requires determining the most appropriate inputs to the valuation model including the expected life of the stock price, stock option, risk-free interest rates, volatility, and dividend yield. For awards with market or performance-based features, the Company applies judgment to determine its expectation of achieving the agreement milestones. Due to the Company's limited history of publicly traded common shares, the volatility and expected term assumptions require additional judgment. The Company considers the Company's actual trading volatility to date compared to actual and expected volatility of comparable companies of similar size and industry that have been publicly traded longer than the Company's shares.

For expected term, the Company generally uses the maximum stated term in the award agreement unless there is reasonable likelihood established to shorten the expected term for potential early exercises.

Income taxes and valuation allowances for deferred tax assets

In assessing the probability of realizing income tax assets recognized, management makes estimates related to expectations of future taxable income, applicable tax planning opportunities, expected timing of reversals of existing temporary differences and the likelihood that tax positions taken will be sustained upon examination by applicable tax authorities. In making its assessments, management gives additional weight to positive and negative evidence that can be objectively verified. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. The Company considers relevant tax planning opportunities that are within the Company's control, are feasible and within management's ability to implement. Examination by applicable tax authorities is supported based on individual facts and circumstances of the relevant tax position examined considering all available evidence. Where applicable tax laws and regulations are either unclear or subject to ongoing varying interpretations, it is reasonably possible that changes in these estimates can occur that materially affect the amounts of income tax assets recognized net of valuation allowances. Also, future changes in tax laws could limit the Company from realizing the tax benefits from the deferred tax assets. The Company reassesses unrecognized income tax assets at each reporting period.

The Company applies judgment when determining whether the earnings of its foreign subsidiaries (outside Canada) will be indefinitely reinvested in those subsidiaries and earnings will not be repatriated. The Company considers its historical practices and projected plans for such subsidiaries when making this assessment.

The Company must apply judgement when determining whether it has taken an uncertain tax position. Management has analyzed the tax positions taken by the Company, and has concluded that as of December 31, 2023 and 2022, there were no uncertain tax positions taken.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

5.         ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

On July 5, 2023, the Company entered into a Share Purchase Agreement with Lisan Farma Colombia LLC ("Lisan"), a Delaware limited liability company, to sell all its shares in its Colombian related subsidiaries and its Colombian assets for a purchase price of CAD $0.8 million (USD $0.6 million). The sale relates to all of Flora's operations in Colombia, including its interest in (i) its 361-acre Cosechemos farm located in Giron, Colombia and its related processing facilities and inventory and (ii) all other assets relating to Flora Lab S.A.S., Flora Med S.A.S. and Flora's Colombian food and beverage and consumer products business. The Company has received proceeds of CAD $0.5 million during the year ended December 31, 2023 which completed the sale and transfer of Flora Growth Corp Colombia S.A.S, Flora Lab S.A.S., Flora Med S.A.S., Labcofarm Laboratorios S.A.S., Kasa Wholefoods Company S.A.S., Flora Growth Corp. Sucursal Colombia and Flora Beauty LLC Sucursal Colombia. The Company and Lisan completed the sale of Cosechemos Ya S.A.S on November 1, 2023.

The sale enables the Company to concentrate on its core business divisions, which are lifestyle brands in the United States and international pharmaceutical distribution. The sale was part of several strategic changes to cut costs and streamline operations.

The Company has presented the associated assets and liabilities of the Colombian subsidiaries as held for sale. The major classes of assets and liabilities classified as held for sale as of December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023	December 31, 2022
Assets held for sale
Cash	$-	$602
Trade and amounts receivable	-	1,592
Prepaid expenses and other current assets	-	174
Inventory	-	1,341
Total current assets held for sale	-	3,709
Property, plant and equipment	-	3,592
Operating lease right of use assets	-	419
Intangible assets	-	358
Other assets	-	23
Total noncurrent assets held for sale	-	4,392
Total assets held for sale	$-	$8,101
Liabilities held for sale
Current portion of operating lease liability	$-	$72
Other accrued liabilities	-	538
Total current liabilities held for sale	-	610
Non-current operating lease liability	-	308
Total liabilities held for sale	$-	$918

The following table summarizes the major classes of line items included in loss from discontinued operations, net of tax, for years ended December 31, 2023 and 2022:

	For the year ended December 31, 2023	For the year ended December 31, 2022
Revenue	$1,450	$3,770
Cost of sales	1,123	2,607
Gross profit from discontinued operations	327	1,163
Consulting and management fees	847	2,110
Professional fees	82	514
General and administrative	282	1,208
Promotion and communication	14	383
Operating lease expense	93	284
Depreciation and amortization	148	485
Bad debt expense	565	666
Asset impairment	4,704	454
Other (income) expense	125	1,145
Operating loss from discontinued operations	(6,533)	(6,086)
Interest expense (income)	2	(27)
Net loss before income taxes	(6,535)	(6,059)
Loss on disposal of discontinued operations	3,132	-
Income tax expense (benefit)	11	(133)
Loss from discontinued operations	$(9,678)	$(5,926)
Basic loss per share from discontinued operations	$(1.32)	$(1.55)
Diluted loss per share from discontinued operations	$(1.32)	$(1.55)

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

The following table summarizes the significant operating and investing items related to the Colombian subsidiaries for the years ended December 31, 2023 and 2022

	For the year months ended December 31, 2023	For the year months ended December 31, 2022
Operating activities of discontinued operations
Depreciation and amortization	$148	$485
Bad debt expense	565	666
Asset impairment	4,704	454
Investing activities of discontinued operations
Purchases of property, plant and equipment	$92	$951

The subsidiaries sold included Cosechemos Ya S.A.S, which was part of the commercial and wholesale segment; Flora Lab S.A.S, Flora Med S.A.S. and Labcofarm Laboratories S.A.S, which were part of the pharmaceuticals segment; Flora Growth Corp Colombia S.A.S., Kasa Wholefoods Company, S.A.S. and Flora Beauty LLC Sucursal Colombia which were part of the house of brands segment; Flora Growth Corp. Sucursal Colombia which was part of the corporate segment.

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

During the year ended December 31, 2023, the Company recorded a loss on disposal of $3.1 million driven by the write-off of the Company's net investment in the Colombian assets.

6. TRADE AND AMOUNTS RECEIVABLE

The Company's trade and amounts receivable are recorded at amortized cost. The trade and other receivables balance as at December 31, 2023 and December 31, 2022 consists of trade accounts receivable, amounts recoverable from the Government of Canada for Harmonized Sales Taxes ("HST"), as well as Value Added Tax ("VAT") from various jurisdictions, and other receivables.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)
	December 31, 2023	December 31, 2022
Thousands of United States dollars
Trade accounts receivable	$2,299	$4,288
Allowance for expected credit losses	(315)	(1,385)
HST/VAT receivable	1,840	2,294
Other receivables	126	62
Total	$3,950	$5,259

Changes in the trade accounts receivable allowance in the year ended December 31, 2023 relate to establishing an allowance for expected credit losses. The Company recorded $1.3 million of write-offs of trade receivables during 2023 (2022 - $0.2 million), $1.1 million of which was related to discontinued operations. The Company has no amounts written-off that are still subject to collection enforcement activity as at December 31, 2023. The Company's aging of trade accounts receivable is as follows:

	December 31, 2023	December 31, 2022
Thousands of United States dollars
Current	$218	$1,202
1-30 Days	588	838
31-60 Days	577	660
61-90 Days	448	159
91-180 Days	401	321
180+ Days	67	1,108
Total trade receivables	$2,299	$4,288

A continuity schedule of the allowance for expected credit losses for the years ended December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Thousands of United States dollars
Balance at January 1	$(1,385)	$(400)
Current period additions for expected credit losses	(236)	(1,186)
Write-offs charges against allowance	1,282	151
Recoveries collected	24	50
Balance at December 31	$(315)	$(1,385)

7. INVENTORY

Inventory is comprised of the following as at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Thousands of United States dollars
Raw materials and supplies	$1,180	$2,363
Finished goods	7,328	6,384
Total	$8,508	$8,747

In the year ended December 31, 2023, $54.9 million of inventory was expensed to cost of sales (2022 - $14.5 million) and write-downs to cost of sales for impairment was $2.7 million (2022 - $0.5 million), with the increase in 2023 due to write-downs related to a flooding incident at a JustCBD facility in Florida and other factors. There were no reversals of previous inventory impairments in the years ended December 31, 2023 or 2022.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2023	December 31, 2022
Thousands of United States dollars
Land	$298	$291
Buildings	78	-
Machinery and office equipment	696	1,098
Vehicles	37	37
Total	1,109	1,426
Less: accumulated depreciation	(262)	(208)
Property, plant and equipment, net	$847	$1,218

Depreciation expense for the year ended December 31, 2023 was $0.2 million (2022 - $0.2 million) and was recorded in depreciation and amortization in the consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2023, the Company recorded an impairment charge of the remaining value of the property, plant and equipment of Vessel within the House of Brands segment. The amount of $0.2 million (2022 - $nil) is included in "other asset impairments" in the consolidated statements of operations and comprehensive loss. See Note 12 for further discussion.

As at December 31, 2023, the Company's property, plant and equipment have no significant restrictions on title or pledges as security for liabilities, there are no significant commitments for future purchases, and there were no significant disposals during the year ended December 31, 2023.

9. INVESTMENTS

As at December 31, 2023, the Company's investments consist of common shares and warrants to purchase additional common shares in an early-stage European cannabis company. The Company purchased common shares from the investee during 2021 for Euro 2.0 million ($2.4 million) and purchased its first tranche of warrants from existing investors in exchange for 11,250 common shares of the Company, and obtained a second tranche of warrants from the investee as an inducement to exercise some of the first tranche of warrants. As at December 31, 2023, the Company owns approximately 9.6% of the investee, or approximately 9% on a diluted basis including exercisable warrants of the Company and other investors.

The warrants allowed the holder to purchase one common share of the investee for CAD 0.30 ($0.22) for the first tranche, and CAD 1.00 ($0.74) for the second tranche. The Company did not exercise the warrants and they expired on February 1, 2023.

The Company's cost of the investments was recorded based on the fair value of the consideration exchanged as at the respective transaction dates. The investee is not a publicly listed entity and has no active quoted prices for its common shares or warrants. The Company has elected the measurement alternative to record the common share investment at cost and test for impairment. The investment had impairment indicators during 2022 and 2023, and impairments were recorded as indicated in the table below. The Company also considers observable transactions of the common shares for indicators of fair value but there have been none. Cumulative impairment related to the common shares was $2.9 million and the net carrying value was $nil at December 31, 2023.

When impairment indicators were present, the investee common shares were valued considering price to book value and price to tangible book value of the investee (3.6 and 4.8, respectively) as well as comparable guideline publicly traded companies at the time of initial investment. These initial investment multiples were compared to the guideline public company multiples observed as at December 31, 2023 (negligible or nil price to book and price to tangible values), with these updated valuation multiples applied to the investee's estimated book value. The Company also considered the status of the investee's milestones since the purchase date, as well as recent transactions in the European cannabis market for indicators of change in value. The impairment valuation model for the common shares uses Level 3 inputs of the fair value hierarchy.

A schedule of the Company's investments activity is as follows:

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)
Financial asset hierarchy level	Investee common shares	Warrants CAD 0.30 exercise price	Warrants CAD 1.00 exercise price	Total
Thousands of United States dollars	Level 3	Level 3	Level 3
Balance at December 31, 2021	$1,987	$625	$58	$2,670
Impairment	(1,257)	-	-	(1,257)
Loss on changes in fair value	-	(591)	(58)	(649)
Balance at December 31, 2022	730	34	-	764
Impairment	(730)	-	-	(730)
Loss on changes in fair value	-	(34)	-	(34)
Balance at December 31, 2023	$-	$-	$-	$-

The impairment of common shares and loss on changes in fair value appear in the unrealized loss on fair value of investments caption in the consolidated statements of loss and comprehensive loss.

The value of the investee common shares appears in the investment line on the consolidated statement of financial position. The value of the warrants appeared in current assets within the prepaid expenses and other accrued assets line on the consolidated statement of financial position.

As a sensitivity assessment to the fair value calculations, a 10% change in the valuation multiples applied to the investee common shares results in a 10% change in the fair value as at December 31, 2023 of less than $0.1 million.

10. ASSET ACQUISITIONS AND BUSINESS COMBINATIONS

Original Hemp asset acquisition

On March 1, 2023, the Company completed its acquisition of all the assets operating under the brand "Original Hemp". The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining Original Hemp did not meet the definition of a business as it did not have inputs, processes, and outputs in place that constituted a business under Topic 805. As a result, the transaction has been accounted for as an asset acquisition whereby all of the assets acquired and liabilities assumed are assigned a carrying amount based on relative fair values. Total purchase consideration was $0.3 million and will consist of paying a portion of net profits not to exceed $0.6 million. The assets acquired included $0.1 million of Inventory and $0.2 million of customer relationships.

Since the acquisition date through December 31, 2023, Original Hemp revenue was $0.2 million with net income and comprehensive income of $0.1 million.

The Company was not able to obtain reliable financial records for the period from January 1, 2023 through the acquisition date, March 1, 2023.

Franchise Global Health Inc. ("FGH") business combination

On December 23, 2022, the Company completed its acquisition of all the issued and outstanding common shares (the "Franchise Common Shares") of FGH, a corporation existing under the laws of the Province of British Columbia, by way of a statutory plan of arrangement (the "Arrangement") under the Business Corporations Act (British Columbia). FGH, through its wholly owned subsidiaries, is a multi-national operator in the medical cannabis and pharmaceutical industry with principal operations in Germany. The Company acquired FGH to expand its product offerings, accelerate its revenue growth, expand its customer and distribution capabilities in Germany and to improve synergies and cost savings.

Pursuant to the Arrangement Agreement, at completion of the Arrangement, Flora acquired the Franchise Common Shares in exchange for 2,176,297 of Flora's common shares, no par value (the "Flora Shares"), for total purchase consideration of $9.8 million. The issuance of the Flora Shares in exchange for the Franchise Common Shares was, subject to applicable securities laws, exempt from the registration requirements of (i) the Securities Act of 1933, as amended, pursuant to the exemption provided by Section 3(a)(10) thereof and (ii) applicable U.S. state securities laws. Notwithstanding the foregoing, in accordance with the terms set forth in the Arrangement Agreement, all Flora Shares delivered to the former shareholders of FGH bear a restrictive legend and may not be sold for a period of ninety (90) days following the closing of the Arrangement.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

The purchase is accounted for as a business combination with amounts recognized as at the acquisition date for each major class of assets acquired and liabilities assumed are as follows:

(Thousands of United States dollars)
Current assets
Cash	$730
Trade receivables	2,271
Inventory	2,019
Indemnity receivables	3,415
Prepaid assets	139

Non-current assets
Property, plant, and equipment	452
Right of use assets	115
Intangible assets	6,102
Goodwill	3,716
Total assets	$18,959

Current liabilities
Trade payables and accrued liabilities	$(6,245)
Current lease liabilities	(98)
Current portion of debt	(1,062)

Long term lease liability	(21)
Deferred tax	(1,717)
Total liabilities	$(9,143)
Total net assets acquired	$9,816

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

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

The Company incurred acquisition related costs of $0.3 million which were expensed as incurred in professional fees on the consolidated statements of loss and comprehensive loss.

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

The purchase consideration was comprised of (i) $16.0 million of cash, less $0.2 million returned to the Company in August 2022 due to final calculated closing working capital falling short of the target working capital, (ii) 475,000 common shares of the Company valued at $14.7 million, inclusive of a 15% fair value discount for the required six-month holding period of the shares, and (iii) $4.0 million of contingent purchase consideration. The contingent purchase consideration is based on a clause in the purchase agreement that provides that if at any time during the 24 months following the acquisition date, the five-day volume weighted average price ("VWAP") per share of the Company's common shares as quoted on the Nasdaq Capital Market fails to equal or exceed $100.00, then the Company shall issue a number of additional common shares to the sellers equal to the difference between (x) a fraction, the numerator of which is $47.5 million and the denominator of which is the highest five day VWAP at any point during the 24 months following the closing and (y) the 475,000 common shares delivered to the sellers at the closing. In no event shall the Company be required to issue more than 182,500 common shares unless, if required by applicable law, it shall have obtained the consent of the Company's shareholders to do so. In the event the Company is required to deliver in excess of 182,500 shares to the sellers ("Excess Shares") and the Company shall not have obtained shareholder consent, if required, the Company may deliver cash to the sellers in lieu of such Excess Shares determined by a formula set forth in the purchase agreement. The contingent purchase consideration was classified as a financial liability within the contingent purchase considerations line on the statement of financial position as the Company may be required to settle any amounts due in cash instead of common shares if the Company's common shareholders do not provide requisite shareholder approval to issue additional common shares. It is now included in the current portion of contingent purchase consideration line on the statement of financial position as the settlement date is within the next 12 months.

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

The fair value of the contingent purchase consideration at December 31, 2023 was determined using a simplified calculation because the end of the 24 month period after the acquisition date is within two months after the reporting date. The calculation took the expected shares to be issued (632,484) multiplied by the Company's closing share price at December 31, 2023 ($1.35). The Company determined that the balance of this contingent consideration at December 31, 2023 was $0.9 million, with the $1.8 million decrease in the balance from December 31, 2022 recorded in the unrealized (gain) loss from changes in fair value caption in the consolidated statements of loss and comprehensive loss.

The purchase is accounted for as a business combination with amounts recognized as at the acquisition date for each major class of assets acquired and liabilities assumed are as follows:

(Thousands of United States dollars)
Current assets
Cash	$535
Trade receivables	975
Inventory	5,534
Other current assets	540

Non-current assets
Property, plant, and equipment	536

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)
Right of use assets	772
Other non-current assets	127
Intangible asset	4,533
Goodwill	24,898
Total assets	$38,450

Current liabilities
Trade payables and accrued liabilities	$(2,273)
Current lease liabilities	(644)
Provision for sales tax	(982)
Deferred tax	(24)
Other current liabilities	(99)
Total liabilities	$(4,022)
Total net assets acquired	$34,428

The fair value of the trade receivables reflects a $0.3 million discount to the gross contractual amounts as allowance for potentially uncollectible amounts. Since the acquisition date through December 31, 2022, JustCBD revenue was $26.4 million with net loss and comprehensive loss of $6.5 million. The acquired provision for sales tax is discussed at Note 19 below.

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

The Company plans to discontinue the No Cap brand during fiscal 2024. As such, the Company determined that the balance of this contingent consideration at December 31, 2023 was $nil, with the $0.9 million decrease in the balance from December 31, 2022 recorded in the unrealized (gain) loss from changes in fair value caption in the consolidated statements of loss and comprehensive loss.

The purchase is accounted for as a business combination with amounts recognized as at the acquisition date for each major class of assets acquired and liabilities assumed are as follows:

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)
(Thousands of United States dollars)
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

Acquisition of Minority interests

On January 18, 2022, the Company acquired the remaining 13% of the outstanding equity interests in Flora Beauty LLC from its minority shareholder in exchange for 5,000 common shares of the Company and a stock option exercisable for up to 2,500 common shares of the Company at an exercise price of $34.00 per share that expire five years from the date of the grant. The Company dissolved Flora Beauty LLC during the year ended December 31, 2023. See Note 2.

On January 31, 2022, the Company completed its acquisition of Flora Med S.A.S by acquiring the remaining 10% of the equity interests in Flora Med S.A.S. from its minority shareholders in exchange for 1,514 common shares of the Company. The Company sold Flora Med S.A.S. as part of the Share Purchase Agreement with Lisan on July 5, 2023. See Note 5.

11. INTANGIBLE ASSETS AND GOODWILL

A continuity of intangible assets for the years ended December 31, 2023 and 2022 is as follows:

In Thousands of United States dollars	License	Customer Relationships	Trademarks and Brands	Patents	Non- Compete Agreements	Goodwill	Total
Cost
At December 31, 2021	$200	$1,570	$2,090	$4,300	$1,190	$19,675	$29,025
Acquired through business combinations	1,397	5,945	3,063	230	-	29,031	39,666
Impairment	(128)	-	-	-	-	(25,073)	(25,201)
At December 31, 2022	$1,469	$7,515	$5,153	$4,530	$1,190	$23,633	$43,490

Accumulated Amortization
At December 31, 2021	$6	$26	$35	$48	$66	$-	$181
Additions	66	322	583	573	397	-	1,941
At December 31, 2022	$72	$348	$618	$621	$463	$-	$2,122

Foreign Currency translation	5	17	(18)	-	-	(261)	(257)
Net book value at December 31, 2022	$1,402	$7,184	$4,517	$3,909	$727	$23,372	$41,111

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)
In Thousands of United States dollars	License	Customer and Supplier Relationships	Trademarks and Brands	Patents	Non- Compete Agreements	Goodwill	Total
Cost
At December 31, 2022	$1,469	$7,515	$5,153	$4,530	$1,190	$23,633	$43,490
Additions	-	194	-	-	-	-	194
Impairment	(1,216)	(6,502)	(3,249)	(3,432)	(529)	(23,372)	(38,300)
At December 31, 2023	$253	$1,207	$1,904	$1,098	$661	$261	$5,384

Accumulated Amortization
At December 31, 2022	$72	$348	$618	$621	$463	$-	$2,122
Additions	200	916	514	291	198	-	2,119
At December 31, 2023	$272	$1,264	$1,132	$912	$661	$-	$4,241

Foreign Currency translation	19	57	(12)	-	-	(261)	(197)
Net book value at December 31, 2023	$-	$-	$760	$186	$-	$-	$946

The Company's intangible asset additions in 2022 primarily consist of assets acquired as part of the February 2022 purchase of JustCBD and the December 2022 purchase of FGH (Note 10). Information regarding the significant JustCBD intangible assets within the indicated categories of the table above is as follows as at December 31, 2023:

•	Tradenames: carrying amount $0.5 million with 74 months of remaining amortization periods

The Company's intangible asset additions in 2023 primarily consist of customer relationships acquired as part of the March 2023 purchase of Original Hemp (Note 10). These customer relationships were fully impaired and their carrying amount at December 31, 2023 was $nil.

The gross cost of the intangible assets is amortized over their estimated useful lives, as the Company does not expect the assets to have significant residual value for any of the asset classes. The weighted average amortization period at December 31, 2023 by asset class subject to amortization is as follows:

Trademarks and brands  6.1 years

Patents  6.8 years

Total  6.2 years

Certain trademarks have renewal or extension terms available, with a weighted average of 6.1 years remaining before the next renewal or extension is due at December 31, 2023. The Company expenses such costs as incurred. The Company's trademarks and brands are registered to protect the assets from use by others, and cash flows of the related reporting units and asset groups could be negatively impact if the Company did not successfully renew them.

At December 31, 2023, the estimated aggregate amortization expense for each of the next five years is as follows:

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)
Thousands of United States dollars
2024	$152
2025	$152
2026	$152
2027	$152
2028	$152

The Company's goodwill is assigned to the following reporting units for the years ended December 31, 2022 and 2023:

In Thousands of United States dollars	Vessel	JustCBD	FGH	Total
Gross goodwill recorded prior to December 31, 2021	$19,675	$-	$-	$19,675
Impairment recorded prior to December 31, 2021	-	-	-	-
Net book value as at December 31, 2021	19,675	-	-	19,675
Acquired through business combinations	-	25,315	3,716	29,031
Impairment	(19,675)	(5,398)	-	(25,073)
Foreign exchange impacts	-	(277)	16	(261)
Net book value as at December 31, 2022	-	19,640	3,732	23,372
Impairment		(19,640)	(3,732)	(23,372)
Net book value as at December 31, 2023	$-	$-	$-	$-

12. IMPAIRMENT OF ASSETS

The Company tests its goodwill for impairment as part of its annual fourth quarter impairment test, and at interim periods when impairment indicators exist. For the year ended December 31, 2023, the Company tested its goodwill for impairment at June 30, 2023 and December 31, 2023 due to indicators such as a decline in the value of the Company's publicly traded common shares, the declining share price of comparable public companies and challenging economic factors making it difficult to access capital. In addition, the Company assessed its other long-lived assets for impairment at this time. The Company's goodwill was assigned to the reporting units associated with the original acquisition of those operations. Management determined the Company's reporting units for 2023 impairment testing are its reportable segments shown in Note 24, but with the house of brands segment broken down into separate reporting units for the Company's JustCBD and Vessel product groups of assets.

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

2023 Annual Impairment Test

The Company concluded that the carrying values of its JustCBD and FGH reporting units were higher than their respective estimated fair values, and a goodwill impairment loss totaling $23.4 million was recognized in the year ended December 31, 2023, with details of these impairment tests discussed below. The goodwill impairment loss was comprised of (i) $19.6 million related to the JustCBD reporting unit, representing the entirety of the goodwill assigned to the JustCBD reporting unit, part of the house of brands segment; and (ii) $3.7 million related to the FGH reporting unit, part of the commercial and wholesale segment. See Note 24 for discussion of the Company's segments. Certain negative trends, including slower growth rates, resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation for the JustCBD and FGH reporting units.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

2023 Annual Goodwill Impairment Test of FGH

At June 30, 2023, the Company's FGH reporting unit had external indicators of impairment primarily due to the Company's declining share price, the declining share price of comparable public companies and challenging economic factors making it difficult to access capital. As such, the Company tested the FGH reporting unit for impairment as at June 30, 2023 and determined that the carrying value of the reporting unit's assets exceeded the recoverable amount, resulting in goodwill impairment of $3.7 million recorded in the first half of fiscal 2023. The impairment is recorded in the goodwill impairment caption on the consolidated statements of loss and comprehensive loss.

FGH's June 30, 2023 carrying value of $7.7 million was comprised primarily of goodwill and identified intangible assets of $5.2 million and other long-lived assets of $0.5 million. The carrying value is reduced by inseparable market participant liabilities associated with the December 2022 acquisition of FGH which includes $0.1 million of lease liability. The estimated recoverable amount of FGH at June 30, 2023 was $1.5 million, resulting in goodwill impairment of the remaining $3.7 million as the carrying value of the reporting unit's assets exceeds the recoverable amount. The impairment is recorded in the goodwill impairment caption on the consolidated statements of loss and comprehensive loss.

The reporting unit's fair value was determined based on an income approach discounted cash flow model. After working capital adjustments, the resulting fair value was estimated at $1.5 million. The income approach used a discount rate of 17%, operating margins of about 2%, working capital requirements of 6% revenue, and a terminal period growth rate of 2%. The revenue growth rates start at 5% in 2023 and trend down to 2% in 2028 and thereafter. The impairment test valuation is considered a Level 3 method within the ASC 820 fair value hierarchy.

After the impairment recorded at June 30, 2023, FGH's carrying value was equal to its recoverable amount. As a sensitivity assessment to the recoverable amount calculations, increasing the discount rate by 3% in the income approach model would decrease the reporting unit fair value by $0.3 million. However, there would be no impact on the goodwill impairment amount for this unfavorable change in the model as the imputed fair value of the goodwill exceeded its carrying amount with the goodwill impaired to zero.

2023 Annual Goodwill Impairment Test of JustCBD

At June 30, 2023 and December 31, 2023, the Company’s JustCBD reporting unit had external indicators of impairment primarily due to the Company's declining share price, the declining share price of comparable public companies and challenging economic factors making it difficult to access capital. As such, the Company tested the JustCBD reporting unit for impairment as at June 30, 2023 and December 31, 2023 and determined that the carrying value of the reporting unit’s assets exceeded the recoverable amount, resulting in goodwill impairment of $19.6 million recorded in 2023. The impairment is recorded in the goodwill impairment caption on the consolidated statements of loss and comprehensive loss.

JustCBD’s June 30, 2023 and December 31, 2023 carrying values of $23.8 and $7.0 million, respectively, were comprised primarily of goodwill and identified intangible assets of $20.8 million and $3.5 million and other long-lived assets of $1.2 million and $0.7 million. The carrying value is reduced by inseparable market participant liabilities associated with the February 2022 acquisition of JustCBD which includes $1.6 million and $0.4 million of lease liability. The estimated recoverable amount of JustCBD at June 30, 2023 and December 31, 2023 was $7.1 million and $nil, respectively, resulting in goodwill impairment of $19.6 million for the year ended December 31, 2023 as the carrying value of the reporting unit’s assets exceeds the recoverable amount. The impairment is recorded in the goodwill impairment caption on the consolidated statements of loss and comprehensive loss.

The reporting unit’s fair value at June 30, 2023 and December 31, 2023 was determined based on an income approach discounted cash flow. After working capital adjustments, the resulting fair value was estimated at $7.1 million and $nil. The income approach used a weighted average discount rate of 28%, operating margins from 8.5% to -19.7%, weighted average working capital requirements of 1% revenue, and a terminal period growth rate of 3%. The revenue growth rates start at 17% in 2023 and taper down to 3% in 2025 and thereafter. The impairment test valuation is considered a Level 3 method within the ASC 820 fair value hierarchy.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

After the impairment recorded for the year ended December 31, 2023, JustCBD’s carrying value was equal to its recoverable amount. As a sensitivity assessment to the recoverable amount calculations, increasing the discount rate in the income approach model by 3% would result in a decrease of the reporting unit fair value of approximately $1.5 million. However, there would be no impact on the goodwill impairment amount for this unfavorable change in the model as the imputed fair value of the goodwill exceeded its carrying amount with the goodwill impaired to zero.

December 31, 2023 Other Long-Lived Asset Impairment Tests

For asset groups that had indicators of impairment, the Company performed a quantitative analysis as of June 30, 2023 to determine if impairment existed by comparing the carrying amount of each asset group to the future undiscounted cash flows the asset group is expected to generate over their remaining lives. This analysis indicated that certain asset values may not be recoverable. The Company then calculated the fair value of these assets using an income approach. As a result, the Company recorded an impairment of property, plant and equipment, operating lease right of use assets, customer relationships, trademarks, patents and non-compete agreements within its Vessel asset group within the house of brands segment totaling $7.4 million. The key inputs included in the recoverable amount calculations are revenue growth rates starting at 10.7% in 2023 and tapering down to 3% thereafter, weighted average royalty rate of 1%, weighted average discount rate of 17% and a customer attrition rate of 18%. As a sensitivity assessment to the recoverable amount calculations, increasing the discount rate in the income approach model by 3% would result in a nominal decrease of the recoverable amounts. Likewise, the Company recorded an impairment of supplier relationships, customer relationships and licenses within its FGH asset group within the commercial and wholesale segment totaling $3.7 million. The key inputs included in the recoverable amount calculations are revenue growth rates starting at -2.6% in 2023, 5% in 2024 and tapering down to 4% thereafter, weighted average discount rate of 20% and customer attrition rate of 10%. As a sensitivity assessment to the recoverable amount calculations, increasing the discount rate in the income approach model by 3% would result in a $0.1 million decrease of the recoverable amounts. Finally, the Company recorded an impairment of customer relationships, trademarks and patents within its JustCBD asset group within the house of brands segment totaling $2.3 million. The key inputs included in the recoverable amount calculations are revenue growth rates starting at 16.5% in 2023 and tapering down to 3% thereafter, royalty rate of 1.5%, weighted average discount rate of 32.5% and customer attrition rate of 15%. As a sensitivity assessment to the recoverable amount calculations, increasing the discount rate in the income approach model by 3% would result in a $0.2 million decrease of the recoverable amounts. These charges were recorded in the other asset impairments caption on the consolidated statements of loss and comprehensive loss. The impairment test valuation is considered a Level 3 method within the ASC 820 fair value hierarchy.

The Company performed a similar analysis for its asset groups as of December 31, 2023, and determined that indicators of impairment were present. These include external indicators such as a decline in the value of the Company’s publicly traded common shares as well as internal indicators such as reduced forecasted revenue and cash flow generation. The Company performed a quantitative analysis as of December 31, 2023 to determine if impairment existed by comparing the carrying amount of each asset group to the future undiscounted cash flows the asset group is expected to generate over their remaining lives. This analysis indicated that certain asset values may not be recoverable. The Company then calculated the fair value of these assets using an income approach. As a result, the Company recorded an impairment of operating lease right of use assets, supplier relationships and licenses within its FGH asset group within the commercial and wholesale segment totaling $1.4 million. The key inputs included in the recoverable amount calculations are revenue growth rates starting at 2.5% in 2024 and tapering down to 2.5% thereafter and a weighted average discount rate of 21%. As a sensitivity assessment to the recoverable amount calculations, increasing the discount rate in the income approach model by 3% would result in a nominal decrease of the recoverable amounts. Likewise, the Company recorded an impairment of operating lease right of use assets, customer relationships and trademarks within its JustCBD asset group within the house of brands segment totaling $1.0 million. The key inputs included in the recoverable amount calculations are revenue growth rates starting at -37.5% in 2023 and then increasing to 2.5% thereafter, royalty rate of 1.5%, weighted average discount rate of 25% and customer attrition rate of 15%. As a sensitivity assessment to the recoverable amount calculations, increasing the discount rate in the income approach model by 3% would result in a nominal decrease of the recoverable amounts. These charges were recorded in the other asset impairments caption on the consolidated statements of loss and comprehensive loss. The impairment test valuation is considered a Level 3 method within the ASC 820 fair value hierarchy.

2022 Annual Impairment Test

The Company concluded that the carrying values of its Vessel and JustCBD reporting units were higher than their respective estimated fair values, and a goodwill impairment loss totaling $25.1 million was recognized in the year ended December 31, 2022, with details of these impairment tests discussed below. The goodwill impairment loss was comprised of (i) $19.7 million related to the Vessel reporting unit, representing the entirety of the goodwill assigned to the Vessel reporting unit, part of the house of brands segment; and (ii) $5.4 million related to the JustCBD reporting unit, part of the house of brands segment. See Note 24 for discussion of the Company's segments. Certain negative trends, including slower growth rates, resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation for the Vessel reporting unit. No impairment was noted for the FGH reporting unit, as the acquisition of FGH occurred close to the end of the year and fair value calculated at the December 23, 2022 acquisition date approximates fair value as at December 31, 2022.

The Company reconciled the sum of its reporting unit recoverable amounts discussed above plus all other net assets to the Company's market capitalization of common shares as December 31, 2022. The Company's recoverable amounts at December 31, 2022 exceeded the market capitalization of its common shares by 98%. The Company believes the 98% excess is due to implied equity control premium and is within an acceptable range of values based on control premiums observed in business combinations within the cannabis and wholesale industries.

December 31, 2022 Annual Goodwill Impairment Test of Vessel

At June 30, 2022, the Company's Vessel reporting unit had external indicators of impairment primarily due to a decline in comparable public company share prices which would negatively impact the implied valuation of Vessel. As such, the Company tested the Vessel reporting unit for impairment as at June 30, 2022 and determined that the carrying value of the reporting unit's assets exceeded the recoverable amount, resulting in goodwill impairment of $16.0 million recorded in the first half of fiscal 2022. The impairment is recorded in the goodwill impairment caption on the consolidated statements of loss and comprehensive loss.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

Vessel's December 31, 2022 carrying value of $11.6 million was comprised primarily of goodwill and identified intangible assets of $11.3 million and other long-lived assets of $1.0 million. The carrying value is reduced by inseparable market participant liabilities associated with the November 2021 acquisition of Vessel which includes $1.1 million of lease liability. The estimated recoverable amount of Vessel at December 31, 2022 was $7.0 million, resulting in goodwill impairment of the remaining $3.7 million as the carrying value of the reporting unit's assets exceeds the recoverable amount. The impairment is recorded in the goodwill impairment caption on the consolidated statements of loss and comprehensive loss.

The reporting unit's fair value was determined based on an income approach discounted cash flow model of $7.6 million (80% weighting) and a market approach guideline public company method of $7.0 million (20% weighting). After working capital adjustments, the resulting fair value was estimated at $7.0 million. The income approach used a discount rate of 17%, operating margins from 0% to 18%, working capital requirements of 15% revenue, and a terminal period growth rate of 3%. The revenue growth rates start at 14% in 2023 and taper down to 3% in the terminal period after 2030. The market approach considered guideline public companies similar to Vessel considering financial metrics such as historical revenue growth, gross margin and EBITDA profitability and with operations focused on consumer brands and similar sales channels. An enterprise value to latest twelve months revenue multiple of 1.0 was selected based on consideration of the enterprise value to latest twelve months multiples of the guideline companies. The multiple was applied to Vessel's revenue for the twelve months ended December 31, 2022. The impairment test valuation is considered a Level 3 method within the ASC 820 fair value hierarchy.

After the impairment recorded at December 31, 2022, Vessel's carrying value was equal to its recoverable amount. As a sensitivity assessment to the recoverable amount calculations, increasing the discount rate by 3% in the income approach model would decrease the reporting unit fair value by $1.8 million. Reducing the market approach selected revenue multiple by 0.10 from 1.00 above down to 0.90 (approximately 10% change) would result in a decrease of the reporting unit fair value of approximately $0.7 million. However, there would be no impact on the goodwill impairment amount for either of these unfavorable changes in the models as the imputed fair value of the goodwill exceeded its carrying amount by $1.1 million with the goodwill impaired to zero.

December 31, 2022 Annual Goodwill Impairment Test of JustCBD

JustCBD's December 31, 2022 carrying value of $34.4 million was comprised primarily of goodwill and identified intangible assets of $29.0 million and other long-lived assets of $2.0 million. The carrying value is reduced by inseparable market participant liabilities associated with the February 2022 acquisition of JustCBD which includes $1.2 million of lease liability. The estimated recoverable amount of JustCBD at December 31, 2022 was $29.0 million, resulting in goodwill impairment of $5.4 million as the carrying value of the reporting unit's assets exceeds the recoverable amount. The impairment is recorded in the goodwill impairment caption on the consolidated statements of loss and comprehensive loss.

The reporting unit's fair value was determined based on an income approach discounted cash flow model of $28.0 million (80% weighting) and a market approach guideline public company method of $21.9 million (20% weighting). After working capital adjustments, the resulting fair value was estimated at $29.0 million. The income approach used a discount rate of 32%, operating margins from 5% to 28%, working capital requirements of 10% revenue, and a terminal period growth rate of 3%. The revenue growth rates start at 21% in 2023 and taper down to 3% in the terminal period after 2030. The market approach considered guideline public companies similar to JustCBD considering financial metrics such as historical revenue growth, gross margin and EBITDA profitability and with operations focused on consumer brands and similar sales channels. An enterprise value to latest twelve months revenue multiple of 0.6 was given the most weight in the valuation and was selected based on consideration of the enterprise value to latest twelve months multiples of the guideline companies. The multiple was applied to JustCBD's revenue for the twelve months ended December 31, 2022. The impairment test valuation is considered a Level 3 method within the ASC 820 fair value hierarchy.

After the impairment recorded at December 31, 2022, JustCBD's carrying value was equal to its recoverable amount. Any change in the significant assumptions could result in additional impairment of its goodwill as at December 31, 2022. As a sensitivity assessment to the recoverable amount calculations, increasing the discount rate in the income approach model by 3% from 32% above up to 35% (approximately 9% change) would result in a decrease of the reporting unit fair value and additional goodwill impairment of approximately $3.5 million. Reducing the market approach selected revenue multiple by 0.1 from 0.6 above down to 0.5 (approximately 17% change) would result in a decrease of the reporting unit fair value and additional goodwill impairment of approximately $3.7 million.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

December 31, 2022 Other Long-Lived Asset Impairment Tests

For asset groups that had indicators of impairment, the Company performed a quantitative analysis as of December 31, 2022 to determine if impairment existed by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over their remaining lives. This analysis indicated that certain asset values may not be recoverable. The Company then calculated the fair value of these assets using an income approach. As a result, the Company recorded an impairment of the licenses within the corporate segment totaling $0.1 million. This charge was recorded in the other asset impairments caption on the consolidated statements of loss and comprehensive loss.

During the fourth quarter of 2022, the Company decided to consolidate operations and looked for subtenants for two building leases that have contractual lease obligations through 2026 and 2027. These leases are recorded on the Company's statement of financial position as operating lease right of use assets. The lease assets had indicators of impairment as they were no longer used in the asset groups' operations, but the Company was actively seeking to sublease both spaces to generate income from the spaces. The Company calculated the fair value of the two leases using an income approach on the expected sublease income. The resulting fair values were compared to the operating right of use asset values at December 31, 2022, resulting in an impairment of $0.6 million. The discounted cash flow models assumed the spaces would be subleased within 2023 at 75% to 100% of the Company's cost of the leases, less upfront costs to obtain a sublease tenant. The cash flows were discounted at 8% to 9% which approximates the discount rate in the Company's right of use asset and lease liability calculations. These charges were recorded in the other asset impairments caption on the consolidated statements of loss and comprehensive loss.

13. DEBT

Euro credit facility

The Company, through FGH, has credit facilities totaling 4.0 million Euro ($4.4 million USD), at two different banks in Germany. These arrangements are open ended without predetermined maturity dates. Principal and interest payments are due at the end of each term. Interest rates can change with each new amount drawn. As of December 31, 2023, the total outstanding amount on these credit facilities was 1.8 million Euro ($1.9 million USD) with interest rates ranging from 5.45% to 6.46% and due within the next twelve months. These credit facilities were secured by various guarantees, including joint and several guarantees of two managing directors of Phatebo, a subsidiary of FGH, and payment guarantees upon default.

14. LEASES

The Company's leases primarily consist of administrative real estate leases in Germany and the United States. Management has determined all the Company's leases are operating leases through December 31, 2023. Information regarding the Company's leases is as follows:

Thousands of United States dollars	Year ended December 31, 2023	Year ended December 31, 2022
Components of lease expense
Operating lease expense	$1,211	$937
Short-term lease expense	324	308
Sublease income	(71)	-
Total lease expense	$1,464	$1,245

Other Information
Operating cash outflows from operating leases	$1,403	$859
ROU assets obtained in exchange for new operating lease liabilities	245	2,609
Weighted-average remaining lease term in years for operating leases	2.7	3.5
Weighted-average discount rate for operating leases	7.9%	7.9%

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

Maturities of operating lease liabilities as of December 31, 2023 are as follows:

Thousands of United States dollars	Operating Leases
2024	$900
2025	460
2026	374
2027	192
Total future lease payments	1,926
Less: imputed interest	(185)
Total lease liabilities	1,741
Less: current lease liabilities	(799)
Total non-current lease liabilities	$942

Most of the Company's leases contain renewal options to continue the leases for another term equivalent to the original term, which are generally up to two years. The lease liabilities above include renewal terms that management has executed or is reasonably certain of renewing, which only included leases that would have expired in 2023.

The Company's operating lease of warehousing and office space for Vessel Brand Inc. expires August 31, 2027. The lease includes an option to extend the lease term for the entire space for a period of five years at the end of the current lease term. At December 31, 2023, the renewal option is not included in the related operating right of use asset recorded. At the end of 2022, the Company decided to move Vessel's operations and to consolidate them with JustCBD's operations in Florida. See Note 11. The Company began subleasing this space to a third party during the fourth quarter of 2023. The sublease is effective through August 31, 2027 and does not contain renewal options.

The Company's operating lease of retail space in Miami, FL expires November 30, 2026. The lease includes an option to extend the lease term for the entire space for a period of five years at the end of the current lease term. At December 31, 2023, the renewal option is not included in the related operating right of use asset recorded. The Company began subleasing this retail space to a third party during the third quarter of 2023. The sublease agreement is effective through November 30, 2026 and contains one option to renew for five more years.

The Company's operating lease of manufacturing and warehousing for High Roller Private Label LLC expires June 30, 2024. The lease does not contain a renewal option.

The Company’s operating lease of warehousing and office space for Just Brands LLC expires April 30, 2024. The lease does not contain a renewal option. In January 2024, the Company began leasing 14,280 sq. ft. of warehousing space in Pompano Beach, FL, for $20,000 a month, pursuant to a lease agreement that expires in February 2029. In March 2024, the Company began leasing 4,184 sq. ft. of office space in Fort Lauderdale, FL, for $8,000 a month, pursuant to a lease agreement that expires in March 2028.

15. SHARE CAPITAL

Authorized and issued

The Company is authorized to issue an unlimited number of common shares, no par value. On June 9, 2023, the Company consolidated its issued and outstanding common shares based on one new common share of the Company for every twenty existing common shares of the Company. All common shares and per share amounts have been restated to give retroactive effect to the share consolidation. See discussion below.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

The Company had the following significant common share transactions:

Year ended December 31, 2023

SEPTEMBER 2023 UNIT OFFERING

On September 21, 2023, the Company closed a registered direct offering of 1,369,000 units of the Company at a price of $2.00 per unit for gross proceeds of $2.7 million. Each unit is comprised of one common share of the Company and one common share purchase warrant (1,369,000 total warrants) to purchase one additional common share at an exercise price of $2.50 per warrant share through March 21, 2029. Additionally, the Company amended the exercise price with respect to 61,250 and 624,995 warrants that were previously issued in the November 2021 and December 2022 offerings, respectively, from $8.00 per share to $2.50 per share and recorded a $0.2 million gain on these warrant modifications. There was no increase to the value of the additional paid-in capital as it was offset by a corresponding increase to unit issuance costs. The Company paid $0.3 million in issuance costs relating to the September 2023 unit offering, as well as 54,760 warrants with a fair value of $0.1 million, with an exercise price of $2.39 per share through September 21, 2028, issued to the placement agent. See Note 17.

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

Year ended December 31, 2022

DECEMBER 2022 PAYMENT TO FGH OWNERS

As discussed in Note 10, the Company issued 2,176,297 common shares of the Company valued at $9.8 million, inclusive of a 7.5% fair value discount for the required three-month holding period of the shares, to the prior owners of FGH as part of the Company's acquisition of FGH on December 23, 2022.

DECEMBER 2022 UNIT OFFERING

On December 8, 2022, the Company closed a registered direct offering of 625,000 units of the Company at a price of $8.00 per unit for gross proceeds of $5.0 million. Each unit is comprised of one common share of the Company and one common share purchase warrant (625,000 total warrants) to purchase one additional common share at an exercise price of $8.00 per warrant share through December 8, 2027. Additionally, the Company amended the exercise price with respect to 66,250 warrants that were previously issued in the November 2021 offering (see Note 17) from $75.00 per share to $8.00 per share with no increase to the value of additional paid-in capital as it was offset by a corresponding increase to issuance costs. The Company paid $0.4 million in issuance costs relating to the December 2022 unit offering, as well as 25,000 warrants issued to the placement agent as discussed in Note 17.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

FEBRUARY 2022 PAYMENT TO JUSTCBD OWNERS

As discussed in Note 10, the Company issued 475,000 common shares of the Company valued at $14.7 million, inclusive of a 15% fair value discount for the required six-month holding period of the shares, to the prior owners of JustCBD as part of the Company's acquisition of JustCBD on February 25, 2022.

ACQUISITION OF NONCONTROLLING INTERESTS

On January 18, 2022, the Company issued 5,000 common shares of the Company valued at $0.2 million to acquire the remaining 13% of the outstanding equity interests in Flora Beauty LLC from its minority shareholders. In addition to the common shares, the Company granted a stock option, exercisable for up to 2,500 common shares of the Company at an exercise price of $34.00 per share that expire five years from the date of the grant. The Company dissolved Flora Beauty LLC during the year ended December 31, 2023. See Note 2.

On January 31, 2022, the Company issued 1,514 common shares of the Company valued at $0.1 million to complete its acquisition of Flora Med S.A.S. by acquiring the remaining 10% of the equity interests in Flora Med S.A.S. from its minority shareholders. The Company sold Flora Med S.A.S. during the year ended December 31, 2023. See Note 2.

OTHER ISSUANCES

In January 2022, the Company amended an agreement with a consultant pursuant to which the Company issued 5,555 common shares of the Company valued at $0.2 million and a stock option, exercisable for up to 4,166 common shares of the Company at an exercise price of $45.00 per share that expire five years from the date of the grant.

On April 5, 2022, the Company issued 35,000 common shares of the Company valued at $1.3 million as part of a settlement agreement with Boustead Securities, LLC ("Boustead") to resolve certain disputes arising under a prior underwriting agreement and engagement letter. In addition to the common shares, the Company paid Boustead $0.4 million.

SHARE REPURCHASE

The Company repurchased 18,411 common shares for $0.3 million during the year ended December 31, 2022.

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

16. SHARE BASED COMPENSATION

The Company adopted the Flora Growth Corp. 2022 Incentive Compensation Plan (the "2022 Plan") to attract, retain and motivate independent directors, executives, key employees and consultants. The 2022 Plan was approved by the Company's shareholders on July 5, 2022, and reserves an aggregate of 300,000 of the Company's common shares for issuance in connection with Awards (as defined in the 2022 Plan) granted under the 2022 Plan. The 2022 Plan was amended on June 6, 2023, with approval from the Company's shareholders, to increase the shares available under the 2022 Plan from 300,000 to 950,000. Previously, the Company's shareholders had adopted a "rolling" stock option plan (the "Prior Plan") which authorized the Company to grant stock options constituting up to 10% of the Company's issued and outstanding common shares at the time of each option grant. Since the adoption of the 2022 Plan, no further grants have been made or will be made under the Prior Plan; however, any currently outstanding stock options granted prior to July 5, 2022 will remain in effect until they have been exercised or terminated or have expired in accordance with the terms of the Prior Plan. Under the 2022 Plan, the Compensation Committee of our Board of Directors (the "Committee") may grant a variety of awards including stock options, stock appreciation rights ("SAR"s), restricted stock, restricted stock units, dividend equivalents and other stock-based awards.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

On December 15, 2023, the Company proposed to grant, upon approval by a majority of shareholders at the Company’s next annual meeting, Clifford Starke, the current CEO of the Company, SARs valued at 12% of the total outstanding shares of the Company on the grant date, which vest in 12 tranches with each tranche representing 1% of the total outstanding shares of the Company. The exercise price of the SARs is the closing share price of the Company's shares on the grant date. The first tranche will vest upon the Company's share price increasing by 50% from the Company's closing share price on the grant date with each tranche thereafter requiring an additional 50% increase in share price to vest. The SARs expire 10 years from the grant date with a post-termination exercise period of one year.

On December 15, 2023, the Company proposed to grant, upon approval by a majority of shareholders at the Company’s next annual meeting, Dany Vaiman, the current CFO of the Company, SARs valued at 4% of the total outstanding shares of the Company on the grant date, which vest in 8 tranches with each tranche representing 0.5% of the total outstanding shares of the Company. The exercise price of the SARs is the closing share price on the grant date. The first tranche will vest upon the Company's share price increasing by 50% from the closing share price as of the grant date with each tranche thereafter requiring an additional 50% increase in share price to vest. The SARs expire 10 years from the grant date with a post-termination exercise period of one year.

All SARs proposed grants to Mr. Starke and Mr. Vaiman remain unexercisable, and subject to forfeiture, unless the Company's shareholders approve such SAR grant at the Company's annual shareholder meeting.

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

Information relating to share options outstanding and exercisable as at December 31, 2023 and 2022 is as follows:

	Options Outstanding		Options Exercisable
	Number of options (in thousands)	Weighted average exercise price	Number of options (in thousands)	Weighted average exercise price
Balance, December 31, 2021	272	$39.06	272	$39.06
Granted	90	19.15	1	29.60
Exercised	(27)	3.00	(27)	3.00
Forfeited	(45)	52.44	(34)	54.39
Balance, December 31, 2022	290	34.17	212	41.19
Granted	5	7.00	14	17.43
Forfeited	(246)	35.05	(182)	42.31
Balance, December 31, 2023	49	$27.04	44	$29.30

Date of expiry	Options outstanding	Options exercisable	Exercise price	Grant date fair value vested	Remaining life in years
	Thousands	Thousands	$	Thousands of Dollars
June 28, 2024	17	17	$3.00	$13	0.5
July 15, 2025	4	4	45.00	83	1.5
December 23, 2025	8	8	45.00	230	2.0
September 25, 2026	2	2	138.00	205	2.7
December 16, 2026	6	6	40.80	185	3.0
January 17, 2027	3	3	34.00	63	3.0
January 26, 2027	1	1	29.60	25	3.1
March 17, 2033	5	-	7.00	26	9.2
July 5, 2033	3	3	13.40	31	9.5
	49	44	$27.04	$861	2.8

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

The fair value of stock options issued during the years ended December 31, 2023 and 2022 was determined at the time of issuance using the Black-Scholes option pricing model with the following weighted average inputs, assumptions and results:

	2023	2022
Risk-free annual interest rate	2.77%	2.85%
Current stock price	$6.90	$18.95
Expected annualized volatility	100%	100%
Expected life (years)	10	7
Expected annual dividend yield	0%	0%
Exercise price	$7.00	$19.16
Weighted average grant date fair value	$7.00	$19.16

The total benefit related to the options granted in the year ended December 31, 2023 was less than $0.1 million (2022 - $3.0 million expense). This (benefit) expense is included in the share based compensation line on the statement of comprehensive loss. Generally, the options granted in 2023 and 2022 vest one to two years following the date of grant provided that the recipient is still employed or engaged by the Company.

During the year ended December 31, 2023, 245,959 (2022 - 45,187) unexercised stock options expired following the termination of certain employees and were charged to deficit.

The intrinsic value of options exercised for the year ended December 31, 2023 was $nil ($0.8 million in 2022). The total fair value of options vested during the year ended December 31, 2023 was $0.1 million ($4.0 million in 2022).

For the years ended December 31, 2023 and 2022, there has been no recognized income tax benefits associated with stock options, and no amounts capitalized as part of the cost of an asset.

At December 31, 2023 the total remaining stock option cost for nonvested awards is expected to be less than $0.1 million over a weighted average future period of 0.2 years until the awards vest. A total of 5,000 options issued in 2023 will vest in 2024 provided if the award holder is still employed or engaged by the Company.

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

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

Information relating to restricted stock awards outstanding as at December 31, 2023 and December 31, 2022:

	Number of restricted stock awards	Weighted average grant date fair value
	Thousands	$
Balance, December 31, 2021	-	-
Granted	147	13.64
Vested	(1)	14.62
Balance, December 31, 2022	146	13.64
Granted	838	1.44
Cancelled	(174)	(8.92)
Vested	(419)	(2.66)
Balance, December 31, 2023	391	1.41

The total expense related to the restricted stock awards in the year ended December 31, 2023 was $1.1 million (2022 - $0.4 million). This expense is included in the share based compensation line on the consolidated statements of loss and comprehensive loss. For the years ended December 31, 2023 and 2022, there has been no recognized income tax benefits associated with restricted stock awards.

The Company issued 363,617 restricted stock awards that vested immediately on November 15, 2023 at a total fair value of $0.3 million. The Company issued 1,000 restricted stock awards that vested immediately on September 28, 2022 at a total fair value of less than $0.1 million. The remaining restricted stock awards issued in 2023 and 2022 vest over the next three years provided the award holder is still employed or engaged by the Company. As of December 31, 2023, the Company had $0.1 million of unrecognized compensation expense related to restricted stock awards which will be recognized over the next three years.

A total of 174,304 restricted stock awards expired or were forfeited in the year ended December 31, 2023 (2022 - $nil).

17. WARRANTS

On September 21, 2023, the Company issued 1,369,000 warrants issued as part of the September 2023 unit offering (Note 15). Each warrant permits the holder to purchase one common share of the Company through March 21, 2029 for $2.50. The issue date fair value of the warrants was estimated at $1.1 million using the Black Scholes option pricing model with the following assumptions: expected dividend yield of 0%; expected volatility of 100% based on comparable companies; risk-free interest rate of 4.3% and an expected life of 5.5 years. The resulting grant date fair value of each warrant was $0.82. Additionally, the Company amended the exercise price with respect to 66,245 and 624,995 warrants that (Note 15) that were previously issued in the November 2021 and December 2022 (described below) offerings, respectively, from $8.00 per share to $2.50 per share and recorded at $0.2 million gain on these warrant modifications.

Related to the September 2023 unit offering, 54,760 warrants were issued to the placement agent and recorded as issuance costs to share capital. Each warrant permits the holder to purchase one common share of the Company after the 181st day immediately following the date of issuance through September 21, 2028 for $2.39. The issue date fair value of the warrants was estimated at $0.1 million using the Black Scholes option pricing model with the following assumptions: expected dividend yield of 0%; expected volatility of 100% based on comparable companies; risk-free interest rate of 4.25% and an expected life of 5 years. The resulting grant date fair value of each warrant was $1.48.

On December 8, 2022, the Company issued 625,000 warrants issued as part of the December 2022 unit offering (Note 15). Each warrant permits the holder to purchase one common share of the Company through December 8, 2027 for $8.00. The issue date fair value of the warrants was estimated at $2.0 million using the Black Scholes option pricing model with the following assumptions: expected dividend yield of 0%; expected volatility of 100% based on comparable companies; risk-free interest rate of 3.0% and an expected life of 5 years. The resulting grant date fair value of each warrant was $3.25. Additionally, the Company amended the exercise price with respect to 66,250 warrants (Note 15) that were previously issued in the November 2021 offering from $75.00 per share to $8.00 per share.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

Related to the December 2022 unit offering, 25,000 warrants were issued to the placement agent and recorded as issuance costs to share capital. Each warrant permits the holder to purchase one common share of the Company after the 180th day immediately following the date of issuance through December 8, 2027 for $8.00. The issue date fair value of the warrants was estimated at $0.1 million using the Black Scholes option pricing model with the following assumptions: expected dividend yield of 0%; expected volatility of 100% based on comparable companies; risk-free interest rate of 3.0% and an expected life of 5 years. The resulting grant date fair value of each warrant was $5.95.

The intrinsic value of warrants exercised for the year ended December 31, 2023 was less than $0.1 million ($0.5 million in 2022). The total fair value of warrants vested during the year ended December 31, 2023 was $1.3 million ($2.3 million in 2022).

For all warrants, common shares are newly issued from available authorized shares upon exercise of awards.

The following tables show warrants outstanding as at December 31, 2023:

	Number of warrants	Weighted average exercise price
	Thousands
Balance, December 31, 2021	438	$67.46
Exercised	(24)	9.83
Cancelled	(103)	60.00
Issued	650	1.20
Balance, December 31, 2022	961	$24.84
Exercised	(1)	8.00
Cancelled	(691)	8.00
Issued	2,115	2.50
Balance, December 31, 2023	2,384	$9.90

Date of expiry	Warrants outstanding	Exercise price	Grant date fair value	Remaining life in years
	Thousands
November 18, 2026	221	$75.00	$6,700	2.88
November 18, 2027	23	66.00	1,055	3.88
December 8, 2027	25	8.80	149	3.94
September 21, 2028	691	2.50	522	4.73
September 21, 2028	55	2.39	81	4.73
March 21, 2029	1,369	2.50	1,339	5.22
	2,384	$9.90	$9,846	4.83

18. RELATED PARTY DISCLOSURES

Key management personnel compensation

In addition to their contracted fees, directors and officers also participate in the Company's stock option program. Certain executive officers are subject to termination notices of 6 to 24 months and change of control payments (Note 19). Key management personnel compensation is comprised of the following:

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)
Thousands of United States dollars	Year ended December 31, 2023	Year ended December 31, 2022
Directors' and officers' compensation	$1,862	$2,560
Share-based compensation	1,577	797
	$3,439	$3,357

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

As at December 31, 2023, $0.1 million of the above directors' and officers' compensation was included in the trade payables and accrued liabilities (2022 - $0.2 million). These amounts are unsecured, non-interest bearing and due on demand. The share-based compensation amount above for 2023 includes 110,000 common shares to the former Chief Executive Officer of the Company, valued at $0.4 million, that were recorded as share based compensation expense as part of a separation agreement.

Related party transactions

Prior to its acquisition by the Company, Harmony Health One, a subsidiary of FGH, entered into an Intellectual Property License Agreement with Hampstead Private Capital Limited ("Hampstead") - a corporation controlled by the CEO of the Company and former CEO of FGH. Under the terms of this agreement, Harmony is to pay Hampstead a royalty in the amount of 3.5% of the gross revenues from the sale of Harmony products. No royalty amounts have been recorded by the Company for the years ended December 31, 2023 and December 31, 2022, as there were no sales for the period after the Company acquired FGH.

Prior to 2022, the Company entered into an agreement with Dr. Manalo-Morgan, a former member of the Company's board of directors, to serve in the additional capacity as Medical Advisor to the Company. In connection with this agreement, Dr. Manalo-Morgan was responsible for developing and identifying medical applications of cannabinoids for the Company for the treatment of various ailments and supporting the Company's public relations efforts and assisting the Company with its media engagements. For these services, the Company paid Dr. Manalo-Morgan $0.1 million and $0.2 million for the years ended December 31, 2023 and December 31, 2022, respectively.

19. COMMITMENTS AND CONTINGENCIES

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

An indemnification arrangement exists when one party has contractually agreed to reimburse another party for losses incurred because of circumstances that existed prior to the arrangement. The Company and its legal counsel assess whether a legal agreement exists and the maximum potential loss to be reimbursed.

Provisions

The Company's current known provisions and contingent liabilities consist of termination benefits and legal disputes.

Thousands of United States dollars	Termination benefits	Legal disputes	Sales tax	Total
Balance as at December 31, 2022	$183	$3,030	$1,831	$5,044
Payments/settlements	(183)	(98)	-	(281)
Additional provisions	-	8	707	715
Foreign currency translation	-	22	-	22
Balance as at December 31, 2023	$-	$2,962	$2,538	$5,500

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

The termination benefits related to contractual termination benefits owed to a former board member of the Company, a consultant and a former member of the management team. The amounts were recorded within contingencies on the consolidated statements of financial position and $nil expense (2022 - $0.4 million) on the consolidated statements of loss and comprehensive loss.

The legal disputes from 2022 relate to the settlement of two contractual disputes involving the Company. The first involves a third party that entered into a conditional share grant arrangement dated April 2, 2019 with Franchise Cannabis Corp and Rangers Pharmaceuticals A/S - two entities that were part of the Company's acquisition of FGH in December 2022. In January 2023, the Company entered into a settlement agreement with this third party pursuant to which the Company issued 16,250 common shares of the Company, valued at $0.1 million, to the third party to settle the dispute. The provision balance as of December 31, 2022 reflected the value of the Company's shares as of the date of the settlement agreement. The second dispute involves a former shareholder of ACA Mueller, an entity that was part of the Company's acquisition of FGH in December 2022, who filed a statement of claim against a wholly-owned subsidiary of the Company in the Constance Regional Court in Germany. While the Company believes that this claim is without merit, at this time the Company believes it is probable that a liability has been incurred and the Company is able to reasonably estimate the loss of $3.0 million. As a result, without acknowledgement (explicitly or implicitly) of any amount of liability arising from this claim, the Company recognized a provision of $3.0 million to reflect the value of the claim. This dispute is covered under the indemnification agreement between the Company and the former Chief Executive Officer and shareholder of FGH as discussed in Note 10. The Company intends to vigorously defend itself through appropriate legal proceedings. Both of the above amounts are recorded within contingencies and $3.0 million within indemnification receivables on the consolidated statements of financial position and $nil (2022- $0.1 million) is recorded as expense on the consolidated statements of loss and comprehensive loss.

The additional legal dispute in 2023 related to the settlement of an action brought against the Company in the Ontario Superior Court of Justice by Gerardo Andres Garcia Mendez claiming that the Company was obligated to issue 3,000,000 common shares (pre-splits) to him for a purchase price of $0.05 per share as a result of alleged consulting services he performed in 2019. In December 2023, the Company entered into a settlement agreement with Mr. Garcia Mendez pursuant to which the Company will pay less than $0.1 million to Mr. Garcia Mendez to settle the dispute. The payment was made in January 2023. The amount is recorded within contingencies on the consolidated statements of financial position and expense on the consolidated statements of loss and comprehensive loss.

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

For the sales tax provision and 2023 matters with accruals recorded as discussed above, it is at least reasonably possible that a change in the estimated liability could occur in the near term. Such changes in the Company's judgment could continue to change until the matters are ultimately resolved.

Legal proceedings

The Company records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and where liability is probable. The Company is engaged from time-to-time in various legal proceedings and claims that have arisen in the ordinary course of business. The outcome of all the proceedings and claims against the Company is subject to future resolution, including the uncertainties of litigation. Based on information currently known to the Company and after consultation with outside legal counsel, management believes that the probable ultimate resolution of any such proceedings and claims, individually or in the aggregate, will not have a material adverse effect on the financial condition of the Company, taken as a whole as at December 31, 2023.

On November 1, 2023, Just Brands filed an Emergency Complaint for Declaratory Judgment and Injunctive Relief in the Southern District of Florida against the Florida Department of Agriculture and Consumer Services (the "Department") stemming from Stop Sale Orders issued by the Department whereby the Department prohibited Just Brands from selling and moving most of its products. Relying on Florida Statute Section 581.217, which includes the definition of "attractive to children," the Department determined Just Brand's product could not be sold or moved because the products were manufactured in the shape of humans, cartoons, or animals; in a form that bears a reasonable resemblance to an existing candy product; and containing color additives. The Court ruled in favor of the Department and that Order is being appealed to the Eleventh Circuit Court of Appeals. Since then, the Department has initiated an Administrative Action claiming Just Brands moved product outside the State of Florida in violation of the Stop Sale Orders. The statute provides for a penalty of up to $5,000 per violation. The Department seeks to assess penalties on what they claim to be a total of 215,154 violations (one for each package). The Company disputes their claim and intends to vigorously defend against this action. The Company believes that it is too early in the proceedings to determine an outcome, and, as such, has not accrued a liability as of December 31, 2023. The total value of inventory impacted by the stop sale orders was $1.6 million at December 31, 2023.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

On May 31, 2023, Maria Beatriz Fernandez Otero and Sara Cristina Jacome De Torres brought an action against the Company claiming that the Company is obligated to issue 500,000 common shares (pre-splits) each for a purchase price of $0.05 per share. The plaintiffs claim that they are entitled to such shares as compensation for alleged consulting services performed. The Company disputes their claim and intends to vigorously defend against this action. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of December 31, 2023.

On May 31, 2023, Ramon Ricardo Castellanos Saenz and Miriam Ortiz brought an action against the Company claiming that the Company is obligated to issue 1,500,000 common shares (pre-splits) each for a purchase price of $0.05 per share. The plaintiffs claim that they are entitled to such shares as compensation for alleged consulting services performed. The Company disputes their claim and intends to vigorously defend against this action. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of December 31, 2023.

In connection with the Company's acquisition of FGH, the Company's current CEO and the former Chief Executive Officer of FGH, together with certain affiliated entities under his control, entered into an agreement pursuant to which they agreed to indemnify the Company for certain potential liabilities of FGH and its subsidiaries, up to a maximum of $5.0 million. In addition to the matter regarding the former shareholder of ACA Mueller, discussed above, the following actions are pending as of the date hereof:

On February 3, 2023, an action was brought in the Ontario Superior Court of Justice by Nathan Shantz and Liberacion e Inversiones S.A. against various parties including Clifford Starke, the Company's current CEO and FGH's former Chief Executive Officer, and FGH. The statement of claim alleges that, prior to the closing of the Arrangement, 8,831,109 FGH shares purportedly owned by the plaintiffs were wrongfully transferred to third parties, in part through alleged unauthorized steps taken by Mr. Starke. Plaintiffs seek, among other things, a declaration that they are the rightful owners of the shares or, in the alternative, damages. Against FGH, they claim a declaration that, by virtue of the alleged unauthorized transfer of shares, FGH acted oppressively and seek damages in the amount of $4.0 million. The defendants have brought motions to stay the proceedings on the grounds that the Ontario court lacks jurisdiction over the claim. In the event FGH should incur any losses in connection with this matter, such losses are to be indemnified by Mr. Starke subject to the maximum threshold of the indemnity agreement.

The total amount claimed against the former entities of FGH currently exceeds the maximum $5.0 million of the indemnification agreement. However, the Company is estimating the likelihood of loss in these cases will not exceed $3.0 million.

Management contracts

The Company is party to management contracts with certain of its executive officers. As at December 31, 2023, these contracts would require payments totaling approximately $1.0 million to be made in the event that such executive officers are terminated (i) "without cause" or (ii) within twelve months following a "change in control" (as such terms are defined in the management contracts). The Company is also obligated to make payments to certain individuals upon termination "without cause" of approximately $1.0 million pursuant to the terms of these contracts. As a triggering event has not taken place, these amounts have not been recorded in these consolidated financial statements.

Shared services and space commitment

The Company had an agreement in 2021 and through March 2022 to share general and administrative, promotion, corporate development, consulting services, and office space with other companies with monthly payments and a minimum commitment of CAD 45,000. This agreement could be terminated by either party giving at least 90 days' prior written notice (or such shorter period as the parties may mutually agree upon) to the other party of termination. These services were provided by 2227929 Ontario Inc which was a related party. This agreement expired by its terms on March 14, 2022.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

20. INCOME TAXES

The components of the income tax provision include the following. As the Company is domiciled in Canada, the Federal caption below represents the provision amount for Canada.

Thousands of United States dollars	For the year ended December 31, 2023	For the year ended December 31, 2022
Current
Canada	$-	$-
U.S. federal	17	-
U.S. state	5	-
Foreign	103	-
Total current tax expense	$125	$-

Deferred
Canada	$(1,767)	$(11)
U.S. federal	-	(1,055)
U.S. state	-	(316)
Foreign	14	(23)
Total deferred tax expense	$(1,753)	$(1,405)

Total income tax benefit	$(1,628)	$(1,405)

The reconciliation of the combined Canadian federal and provincial statutory income tax rate of 26.5% for the year ended December 31, 2023 and 2022 to the effective rate is as follows. As the Company is domiciled in Canada, the reconciliation is to the Company's home country income tax rate rather than the applicable statutory rates in the United States. The statutory tax rate as of December 31, 2023 in other countries relevant to the Company's subsidiaries include the following: United States 21%, Colombia 33%, Germany 27.73%, Denmark 22%, and United Kingdom 19%. The Colombian Government lowered the corporate income tax rate from 35% to 33% during the tax year 2023.

	For the year ended December 31, 2023	For the year ended December 31, 2022
Statutory Canadian rate	26.5%	26.5%

Earnings in jurisdictions taxed at different rates	-1.3%	0.5%
Impairments	-1.9%	-12.9%
Stock based compensation	-0.8%	-1.7%
Loss on investments	-3.0%	0.0%
Valuation allowance	-23.8%	-12.3%
Other permanent items	1.3%	2.8%
Prior year adjustments, change in tax rates	6.4%	0.0%
	3.4%	2.9%

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

The Components of the Company's deferred income tax assets and liabilities at December 31, 2023 and 2022 are as follows:

Thousands of United States dollars	2023	2022
Deferred tax assets
Non-capital loss carryforwards	$19,725	$20,240
Share issuance costs	847	1,406
Unrealized gains (losses) on investments	5,858	823
Right of use assets	287	614
Fixed assets	77	-
Intangible assets	718	-
Goodwill	7,747	-
Sec 174 - R&D expense	263	-
Other	564	677
Allowance for doubtful accounts	64	-
Gross deferred tax assets	36,150	23,760
Valuation allowance	(36,150)	(20,909)
Total net deferred tax assets	-	2,851

Deferred tax liabilities
Intangible assets	-	4,094
Lease obligations	-	469
Total deferred tax liabilities	-	4,563

Net deferred tax liabilities	$-	$(1,712)

Deferred taxes are a result of temporary differences that arise due to the differences between the income tax values and the carrying values of assets and liabilities. The Company's deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on the tax loss carryforwards from operations in various jurisdictions. Current evidence does not suggest the Company will realize sufficient taxable income of the appropriate character within the carryforward period to allow the Company to realize the deferred tax benefits. If the Company were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and income tax expense.

The Company asserts that the earnings of its foreign subsidiaries (outside Canada) will be indefinitely reinvested in those subsidiaries and earnings will not be repatriated. The Company may need to accrue and pay taxes if those earnings were repatriated to Canada. As at December 31, 2023, the amount of cash and cash equivalents related to foreign operations subject to these assertions is $1.7 million.

Unused loss carryforwards in Canada totaling $55.6 million expire beginning 2036. Unused loss carryforwards in Columbia totaling $0.9 million in Colombia expire beginning 2031. Unused loss carryforwards in the United States totaling $13.0 million have an indefinite carryforward period. Unused loss carryforwards in Denmark totaling $6.1 million have an indefinite carryforward period. Unused loss carryforwards in Germany of $0.7 have an indefinite carryforward period. Unused loss carryforwards in the United Kingdom of $0.7 have an indefinite carryforward period. Deferred tax assets have not been recognized for legal entities where it is not probable that future taxable profit will be available against which the Company can use the benefits. Tax attributes are subject to review, and potential adjustment, by tax authorities. The tax years that remain subject to examination by significant tax jurisdictions of the Company as of December 31, 2023 are as follows: Canada 2020 to 2023, United States 2020 to 2023, Colombia 2020 to 2023, Germany 2019 to 2023, Denmark 2020 to 2023, and United Kingdom 2022 to 2023.

The amount of current income tax expense for the year ended December 31, 2023 was $0.1 million and deferred income tax benefit was $1.6 million within the consolidated statements of loss and comprehensive loss. The amount of current income tax expense recorded for the year ended December 31, 2022 was $nil and deferred income tax benefit was $1.4 million.

The Company had no unrecognized income tax benefits because of uncertain income tax positions for the years ended December 31, 2023 and 2022.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

21. LOSS PER SHARE

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive as the Company has a net loss for each period presented:

Thousands of securities	December 31, 2023	December 31, 2022
Stock options	49	290
Warrants	2,384	961
Restricted stock awards	391	146
JustCBD potential additional shares to settle contingent consideration	632	657
Total anti-dilutive	3,456	2,054

22. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Environmental

The Company's growth and development activities are subject to laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally becoming more restrictive. The Company believes its operations are materially in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

Fair value

The Company's financial instruments measured at amortized cost as at December 31, 2023 and December 31, 2022 consist of cash, restricted cash, trade and amounts receivable, loans receivable, trade payables, contingencies, accrued liabilities, contingent purchase consideration liabilities, lease liabilities, and debt and loans payable. The amounts reflected in the consolidated statements of financial position approximate fair value due to the short-term maturity of these instruments.

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

The Company’s long-term investments require significant unobservable inputs and as discussed at Note 9, are measured at FVPL and as a Level 3 fair value financial instrument within the fair value hierarchy as at December 31, 2023. As discussed in Note 10, the Company’s contingent purchase considerations consist of the estimated fair value of contingent purchase consideration from the acquisitions of JustCBD in February 2022, NoCap in July 2022 and Original Hemp in March 2023. The amount for JustCBD is measured at FVPL as a Level 2 fair value financial instrument within the fair value hierarchy as at December 31, 2023. The amounts for NoCap and Original Hemp are measured at FVPL as a Level 3 fair value financial instrument within the fair value hierarchy as at December 31, 2023. As valuations of investments for which market quotations are not readily available are inherently uncertain, may fluctuate within short periods of time and are based on estimates, determination of fair value may differ materially from the values that would have resulted if a ready market existed for the investments. Such changes may have a significant impact on the Company’s financial condition or operating results.

The following tables present information about the Company's financial instruments and their classifications as at December 31, 2023 and 2022 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Fair value measurements at December 31, 2023 using:
Thousands of United States Dollars	Level 1	Level 2	Level 3	Total
Financial assets:
Investments (Note 9)	$-	$-	$-	$-

Financial liabilities:
Contingent purchase consideration from business combinations (Note 10)	$-	$854	$241	$1,095

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)
Fair value measurements at December 31, 2022 using:
Thousands of United States Dollars	Level 1	Level 2	Level 3	Total
Financial assets:
Investments (Note 9)	$-	$-	$764	$764

Financial liabilities:
Contingent purchase consideration from business combinations (Note 10)	$-	$2,646	$901	$3,547

Risk management overview

The Company has exposure to credit, liquidity and market risks from its use of financial instruments. This note provides information about the Company's exposure to each of these risks, the Company's objectives, policies and processes for measuring and managing risk. Further quantitative disclosures are included throughout these condensed interim consolidated financial statements.

Credit risk

Credit risk is the risk of financial loss to the Company if a counterparty to a financial instrument fails to meet its contractual obligations and arises principally from the Company's trade and other receivables, loans receivable and cash held with banks and other financial intermediaries.

The carrying amount of the cash, restricted cash, trade and amounts receivables, indemnification receivable, and loan receivable represents the maximum credit exposure as presented in the statement of financial position.

The Company has assessed that there has been no significant increase in credit risk of the loans receivable from initial recognition based on the financial position of the borrowers, and the regulatory and economic environment of the borrowers. Based on historical information, and adjusted for forward-looking expectations, the Company has assessed an insignificant loss allowance on the loans' receivable and advances as at December 31, 2023 and 2022.

The Company provides credit to certain customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk. Credit risk for customers is assessed on a case-by-case basis and an allowance for specific expected credit losses is recorded where required, in addition to an estimate of lifetime expected credit losses for the portfolio of accounts receivable. See credit risk analysis for trade receivables at Note 6.

The Company held cash and restricted cash of $4.4 million as at December 31, 2023 (2022 - $8.9 million), of which, $4.4 million (2022 - $8.9 million) is held with large financial institutions and national central banks. The remaining cash amount of less than $0.1 million cash (2022 - less than $0.1 million) are held with financial intermediaries in the United States, Canada, Germany and United Kingdom. The Company has assessed no significant increase in credit risk from initial recognition based on the availability of funds, and the regulatory and economic environment of the financial intermediary. As a result, the loss allowance recognized during the period was limited to twelve months of expected credit losses. Based on historical information, and adjusted for forward-looking expectations, the Company has assessed an insignificant loss allowance on these cash and restricted cash balances as at December 31, 2023 and 2022.

Market risk

Market risk is the risk that changes in market conditions, such as commodity prices, foreign exchange rates, and interest rates, will affect the Company's net income or the value of financial instruments. The objective of market risk management is to manage and control market risk exposures within acceptable limits, while maximizing the Company's returns.

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

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

As at December 31, 2023, the Company had the following monetary assets and liabilities denominated in foreign currencies:

December 31, 2023	CAD	GBP	EUR
Thousands of foreign currencies
Cash	969	35	1
Amounts receivable	2,995	125	-
Loans receivable	-	-	-
Trade payables	(6,767)	(22)	(18)
Accrued liabilities	(48)	(69)	-
Lease liability	(126)	(41)	-
Long term debt	(2,560)	-	-
Net carrying value	(5,537)	28	(17)

As at December 31, 2022, the Company had the following monetary assets and liabilities denominated in foreign currencies:

December 31, 2022	CAD	COP	GBP	EUR	CHF
Thousands of foreign currencies
Cash	1,691	2,961,487	64	1	-
Amounts receivable	2,964	15,127,223	61	-	-
Loans receivable	-	-	-	-	250
Trade payables	(9,333)	(2,975,794)	(56)	(161)	-
Accrued liabilities	(522)	(1,173,118)	(22)	-	-
Lease liability	(153)	(1,809,970)	(17)	-	-
Long term debt	(1,446)	-	-	-	-
Net carrying value	(6,799)	12,129,828	30	(160)	250

Monetary assets and liabilities denominated in Canadian dollars, Colombian pesos, British pounds, Euros and Swiss Francs are subject to foreign currency risk. The Company has estimated that as at December 31, 2023, the effect of a 10% increase or decrease in Canadian dollars, British pounds, and Euros against the Unites States dollar on financial assets and liabilities would result in an increase or decrease of approximately $0.4 million (December 31, 2022 - $0.1 million) to net loss and comprehensive loss. Subsequent to December 31, 2023 and through the date of issuance of these financial statements, the exchange rates remained within the 10% range discussed above, and the Company does not expect significant changes in unsettled transactions from December 31, 2023.

The Company calculates this sensitivity analysis based on the net financial assets denominated in each currency using the December 31 exchange rate, then changing the rate by 10%. Management determined 10% is a 'reasonably possible' change in foreign currency rates by considering the approximate change in rates in the prior twelve months.

It is management's opinion that the Company is not subject to significant commodity or interest rate risk.

Management considers concentration risk with counterparties considering the level of purchases and sales of its business segments (Note 24). Several of the Company's business units purchase substantially all their inventory or materials from a single supplier.

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with its financial liabilities. The Company’s financial liabilities consist of trade payables and accrued liabilities, loans payable and debt, and lease liabilities as presented on the statement of financial position. The Company had cash and restricted cash as presented on the statement of financial position. As discussed in Note 13, the Company has 2.2 million Euros ($2.4 million USD) available on credit facilities through one of its German subsidiaries as of December 31, 2023. The Company has no other available credit lines of facilities to draw borrowings from should additional liquidity be needed. The Company’s policy is to review liquidity resources and ensure that sufficient funds are available to meet financial obligations as they become due. Further, the Company's management is responsible for ensuring funds exist and are readily accessible to support business opportunities as they arise.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

Trade payables and accrued liabilities consist of invoices payable to trade suppliers for administration and professional expenditures. The Company processes invoices within a normal payment period. Trade payables have contractual maturities of less than 90 days. Some suppliers of materials and inventory require full prepayment from the Company prior to providing such goods to the Company. See schedule of future lease commitments at Note 14 and other commitments at Note 19.

The Company's long-term investments in equity of other entities are not publicly traded and there is not an active market to sell the investments for cash.

23. CAPITAL MANAGEMENT

The Company considers the aggregate of its common shares, options, warrants and borrowings as capital. The Company's capital management objective is to ensure sufficient resources are available to meet day to day operating requirements and to safeguard its ability to continue as a going concern to provide returns for shareholders and benefits for other shareholders.

The Company's capital management objectives were being met in 2023 primarily from the use of cash balances from the 2022 and 2023 issuances of common shares and warrants and generating increasing revenue in 2023 from the Company's reportable segments as presented in Note 24.

The Company's officers and senior management take full responsibility for managing the Company's capital and do so through quarterly meetings and regular review of financial information. The Company's Board of Directors is responsible for overseeing this process.

The Company is not subject to any external capital requirements. As at December 31, 2023, there were no changes in the Company's approach to capital management.

24. SEGMENTED INFORMATION

Prior to the fourth quarter of the year ended December 31, 2022, the Company had the following four operating segments, which were also its reportable segments: cannabis growth and derivative production, consumer products, pharmaceuticals and nutraceuticals, and beverage and food. Since the acquisition of FGH in December 2022 (Note 10), the Company has been reporting its financial results for the following three operating segments, which are also its reportable segments: commercial and wholesale (primarily FGH and the former Cosechemos subsidiary in Colombia), house of brands (primarily JustCBD and Vessel, as well as the former Kasa Wholefoods Company subsidiary in Colombia), and pharmaceuticals (formerly the Grupo Farmaceutico Cronomed and Breeze Laboratory subsidiaries in Colombia). These segments reflect how the Company's operations are managed, how the Company Chief Executive Officer, who is the chief operating decision maker, allocates resources and evaluates performance, and how the Company's internal management financial reporting is structured.

As discussed in Note 2 and Note 5, on July 5, 2023, the Company entered into a Share Purchase Agreement with Lisan to sell all its shares in its Colombian related subsidiaries and its Colombian assets. This sale was completed in full on November 1, 2023. As such, the Company has presented the associated assets and liabilities of these Colombian subsidiaries as held for sale and the results of these subsidiaries are included in discontinued operations.

The Company's operates its manufacturing and distribution business within its United States and Germany subsidiaries. Management has defined the reportable segments of the Company based on this internal business unit reporting, which is by major product line, and aggregates similar businesses into the house of brands segment below. The Corporate segment reflects balances and expenses that do not directly influence business unit operations and includes the Company's long-term investments.

The following tables show information regarding the Company's segments for the years ended December 31, 2023 and 2022.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)

In 2023, the Company did not have sales to a single customer exceeding 10% of its consolidated revenue. In 2022, the Company did not have sales to a single customer exceeding 10% of its consolidated revenue.

	December 31, 2023	December 31, 2022
Net Sales
Commercial & Wholesale	$38,262	$87
House of Brands	44,602	39,419
Pharmaceuticals	-	-
Eliminations	(6,793)	(6,105)
	$76,071	$33,401

Gross Profit
Commercial & Wholesale	$2,218	$(39)
House of Brands	15,520	13,290
Pharmaceuticals	-	-
Corp & Eliminations	-	-
	$17,738	$13,251

Net Loss from Continuing Operations
Commercial & Wholesale	$(8,763)	$(109)
House of Brands	(31,399)	(29,594)
Pharmaceuticals	(81)	-
Corp & Eliminations	(6,426)	(17,000)
	$(46,669)	$(46,703)

Other significant items:

	Commercial & Wholesale	House of Brands	Pharmaceuticals	Corporate & Eliminations	Consolidated
2023
Stock based compensation	$-	$-	$-	$1,591	$1,591
Interest expense (income)	93	11	-	(12)	92
Income taxes	(1,650)	3	-	19	(1,628)
Depreciation and amortization	857	1,478	-	-	2,335
Unrealized gain from changes in fair value	-	(964)	-	(1,027)	(1,991)
Total assets	9,096	11,608	-	2,922	23,626

2022
Stock based compensation	$-	$-	$-	$3,404	$3,404
Interest expense (income)	1	(27)	-	(3)	(29)
Income taxes	(12)	(1,393)	-	-	(1,405)
Depreciation and amortization	1	2,077	-	66	2,144
Unrealized loss from changes in fair value	-	-	-	593	593
Total assets	22,225	48,950	3,313	6,499	80,987

Disaggregation of net sales and net loss before income taxes by geographic area:

	December 31, 2023	December 31, 2022
Net Sales
United States	$36,536	$32,312
Germany	38,262	87
United Kingdom	1,273	1,002
	$76,071	$33,401

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2023 and 2022 (United States dollars, except shares and per share amounts)
	December 31, 2023	December 31, 2022
Net Loss Before Income Taxes
United States	$(31,013)	$(27,867)
Germany	(10,258)	(121)
United Kingdom	(364)	(3,120)
Canada	(6,662)	(17,000)
	$(48,297)	$(48,108)

Disaggregation of property, plant and equipment and other long-lived assets by geographic area:

	December 31, 2023	December 31, 2022
Property, Plant and Equipment
United States	$354	$759
Germany	493	459
	$847	$1,218
	December 31, 2023	December 31, 2022
Other Long-lived Assets
United States	$1,140	$33,332
Germany	-	9,969
Colombia	-	4,392
United Kingdom	89	191
Canada	186	730
	$1,415	$48,614

	December 31, 2023	December 31, 2022
Total Assets
United States	$11,094	$45,341
Germany	9,096	19,382
Colombia	-	8,122
United Kingdom	514	559
Canada	2,922	7,583
	$23,626	$80,987

25.  SUBSEQUENT EVENTS

OTHER

The contingent purchase consideration related to the acquisition of JustCBD was due on February 24, 2024. The balance of $0.9 million remains unpaid as of the date of filing these consolidated financial statements.

On March 8, 2024, the Company entered into a settlement agreement with a third party pursuant to which the Company issued 50,000 common shares of the Company, valued at $0.1 million, to a third party to settle outstanding amounts owed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and the regulations promulgated thereunder) as of December 31, 2023 (the "Evaluation Date"). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control-Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on such assessment, our management concluded that the Company's internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2023, there were no changes in the Company's internal control over financial reporting that materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors & Executive Officers

The names of our current directors and executive officers and their respective ages, positions, biographies are set forth below.

Name and Place of Residence	Position	Age
Executive Officers:
Clifford Starke Panama	Chief Executive Officer and Director	40
Dany Vaiman Ontario, Canada	Chief Financial Officer	38
Non-Employee Directors:
Edward Woo British Columbia, Canada	Director(1)	45
Kevin Taylor Florida, USA	Director(1)	55

____________

(1) Each nominee for director has been reviewed and recommended for nomination by our Nominating and Corporate Governance Committee and has consented to serve as a director if elected.

Non-Director Executive Officers

Dany Vaiman, Chief Financial Officer: Mr. Vaiman has served as the Company's Chief Financial Officer since June 2023 and as the Company's Senior VP Finance from December 2022 to June 2023. From February 2022 through the closing of the Company's arrangement with Franchise Global Health Inc. ("Franchise") on December 23, 2022 (the "Arrangement"), he served as the Chief Financial Officer of Franchise. Prior to that, Mr. Vaiman served as Corporate Controller (from July 2018 to July 2021) and as Assistant Controller (from June 2016 to June 2018) of Torex Gold Resources Inc.- a leading intermediate gold producer listed on the TSX. For seven years, Mr. Vaiman was with Ernst & Young's Toronto Audit Group, specializing in publicly listed TSX and SEC clients. Mr. Vaiman is a Chartered Professional Accountant (CPA) and Chartered Accountant (CA) in Ontario, a Certified Public Accountant (CPA) in Illinois, and holds a Bachelor of Business Administration (Honours) from the Schulich School of Business.

Directors

Clifford Starke, Chief Executive Officer and Director: Mr. Starke was appointed as the Company's Chief Executive Officer in June 2023. Previously, he served as President from December 2022 to June 2023. Prior to his appointment, from February 2022 through the closing of the Company's acquisition of the business, Mr. Starke served as the Executive Chairman and Chief Executive Officer of Franchise Global Health Inc. Since May 2018, Mr. Starke has served as the Chairman of Hampstead Private Capital Ltd., a Bermuda based merchant bank investing in small to mid-cap, high growth companies in various sectors and primarily focused in the medical cannabis industry. Mr. Starke has over 18 years of investing and public markets experience and, over the last seven years, has acted as a financier, investor and operator of cannabis companies. Mr. Starke holds a Bachelor of Arts degree in History from Queen's University. Mr. Starke's qualifications to serve on our Board of Directors include his M&A, public market investment and capital raising experience and knowledge of the cannabis industry.

Kevin Taylor, Chairman of the Board of Directors: Mr. Taylor joined our Board of Directors in June 2023. Mr. Taylor is a distinguished executive with over 30 years of experience in various senior leadership positions. Since June 2014, he has served as the President and CEO of Terei International Limited, a company providing merchant banking services in the small to midcap markets. Since April 2022, Mr. Taylor has served as Chairman and CEO of House of Lithium, a Canadian private equity firm, and from April 2022 until March 2023, he served as CEO and Chairman of SOL Global Investments Corp., a Canadian private equity firm. Since March 2022, Mr. Taylor has served as the Chairman of NetraMark Holdings Inc., a Canadian publicly traded AI health technology company trading under the symbol "AIAI." Previously, Mr. Taylor served as Vice President and General Manager for Nortel Networks Carrier business in the Caribbean and Latin America, where he played a critical role in the expansion of the company's telecommunications infrastructure and service offerings throughout the region. Mr. Taylor completed the Harvard Business School TGMP program, a program designed for experienced executives seeking to enhance their leadership skills. Additionally, he holds a Bachelor of Engineering - Science from the University of Western Ontario. Mr. Taylor's qualifications to serve on our Board of Directors include his extensive investment and private equity experience and prior board memberships.

Edward Woo, Director: Mr. Woo joined our Board of Directors in December 2022. From August 2021 through the closing of the Arrangement, he served as the President and Chief Operating Officer of Franchise. Mr. Woo is a seasoned business executive with extensive experience in the consumer-packaged goods industry. Over the past 20 years, Mr. Woo focused his efforts on the tobacco industry in the areas of sales, trade marketing, business strategy, political mobilization and government affairs. As a former executive at Rothmans Benson & Hedges Inc. and Philip Morris International, Mr. Woo held several leadership roles which included serving as Head of Regulatory & External Affairs at the Global Headquarters in Lausanne, Switzerland (2016 through 2021) and as Regional Communications Director Latin America and Canada (from 2013 through 2016). Mr. Woo has extensive global experience and strong ties to the European markets and worked closely with over 30 markets in Europe, Middle East, Asia and Latin America on the rollout of Philip Morris' revolutionary IQOS product, with a particular focus on execution, supply chain, regulation and stakeholder engagement. Mr. Woo holds a BA in Economics from the University of Western Ontario. Mr. Woo's qualifications to serve on our Board of Directors include his extensive experience in the consumer-packaged goods industry, his regulatory knowledge and experience and his ties to the European markets.

Family Relationships

There are no family relationships between any of our officers or directors.

Involvement in Certain Legal Proceedings

Corporate Cease Trade Orders

To the knowledge of the Company, no proposed director of the Company is, as at the date of the Annual Report, or has been, within 10 years before the date of this Annual Report, a director, chief executive officer or chief financial officer of any company (including the Company) that,

(a) was subject to an order that was issued while the proposed director was acting in the capacity as director, chief executive officer or chief financial officer; or

(b) was subject to an order that was issued after the proposed director ceased to be a director, chief executive officer or chief financial officer and which resulted from an event that occurred while that person was acting in the capacity as director, chief executive officer or chief financial officer.

Bankruptcy and Insolvency

To the knowledge of the Company, no proposed director of the Company:

(a) is, as at the date of this Annual Report, or has been within 10 years before the date of this Annual Report, a director or executive officer of any company (including the Company) that, while that person was acting in that capacity, or within a year of that person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold its assets; or

(b) has, within the 10 years before the date of this Annual Report, become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or become subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of the proposed director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports with the SEC relating to their share ownership and changes in such ownership.

To the Company's knowledge, all transactions required to be reported pursuant to Section 16(a) for the year ended December 31, 2023 were timely reported by the Company's directors, officers and persons who own more than 10% of a registered class of the Company's equity securities.

Corporate Governance

Overall Role of the Board of Directors

Our Common Shares are listed on the Nasdaq Capital Market under the symbol "FLGC." Pursuant to our Bylaws and applicable Canadian law, our business and affairs are managed under the direction of our Board of Directors. Directors are kept informed of the Company's business through discussions with management, by reviewing materials provided to them and by participating in meetings of the Board of Directors and its committees.

Board of Directors Leadership Structure

The Company is led by Mr. Starke, who has served as Chief Executive Officer since June 2023. Mr. Taylor has served as the Company's Chairman since June 2023.

Although the Board of Directors does not have a formal policy on whether the roles of Chief Executive Officer and Chairman of the Board of Directors should be separated, we believe that our current Board of Directors leadership structure is suitable for us. The Chief Executive Officer is the individual selected by the Board of Directors to manage our Company on a day to day basis, and his direct involvement in our business operations makes him best positioned to lead productive Board of Directors strategic planning sessions and determine the time allocated to each agenda item in discussions of our Company's short- and long-term objectives. The Company has not developed a written position description for the Chairman of the Board of Directors, the Chief Executive Officer or the chair of any Board of Directors committee. The Company has not adopted a specific maximum term limit for its Directors as it feels the shareholders of the Company should have the power to elect directors who they feel are appropriate regardless of how long such directors have served on the Board of Directors.

Risk Oversight.  One of the key functions of our Board of Directors is informed oversight of our risk management process. Our Board of Directors administers this oversight function directly through our Board of Directors as a whole, as well as through various standing committees of our Board of Directors that address risks inherent in their respective areas of oversight. In particular, our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The Audit Committee also has the responsibility to review with management the process by which risk assessment and management is undertaken, monitor compliance with legal and regulatory requirements, and review the adequacy and effectiveness of our internal controls over financial reporting. Our Nominating and Corporate Governance Committee is responsible for periodically evaluating our company's corporate governance policies and systems.

Policies Regarding the Representation of Women. The Nominating and Corporate Governance Committee currently does not consider the level of representation of women on the Board of Directors or in executive officer positions in identifying and nominating candidates for election or re-election to the Board of Directors or as executive officers of the Company. However, informally, in identifying and selecting director or executive officer nominees, the Company values diversity, including, without limitation, diversity of experience, perspective, education, race, gender and national origin, as one among the many factors taken into consideration during the search process. The Company also considers, among other things, the qualifications, personal qualities, business background and relevant experience of individual candidates as well as the overall composition of the Board of Directors or executive officers with a view to identifying and selecting the most ideal and complementary candidates. The Nominating and Corporate Governance Committee and the Board of Directors intend to consider on an ongoing basis whether the Company should adopt specific policies and practices regarding the representation of women on the Board of Directors and in executive officer positions, including the setting of targets for such representation.

Currently the Company does not have women directors of executive officers.

Director Independence. Our Board of Directors undertook a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our Board of Directors has determined that the Board of Directors meets independence standards under the applicable rules and regulations of the SEC, the listing standards of Nasdaq and National Instrument 52-110 - Audit Committees ("NI 52-110"). The Board of Directors has affirmatively determined that the following Directors are "independent" as defined in the listing standards of Nasdaq and under National Instrument 58-101 - Disclosure of Corporate Governance Practices ("NI 58-101"): Kevin Taylor and Edward Woo. The Board of Directors has also determined that Clifford Starke is not "independent" as defined in the listing standards of Nasdaq and under NI 52-110. In making these determinations, our Board of Directors considered the current and prior relationships that each director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our Common Shares by each director, and the transactions involving them described in the section titled "Certain Relationships and Related Party Transactions." While our Board of Directors has appointed Mr. Taylor as lead Director and Chairman of the Board of Directors, the breadth and depth of experience of the independent Directors as a whole provides the Board of Directors with important leadership qualities. All Directors, including independent Directors, are invited to openly provide their thoughts and opinions. The Board of Directors does not take any specific steps to provide leadership for its independent Directors.

Code of Ethics. Our Board of Directors has adopted a Code of Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our Code of Conduct and Ethics is available on our website. We intend to disclose future amendments to certain provisions of our Code of Conduct and Ethics, or waivers of certain provisions as they relate to our directors and executive officers, at the same location on our website or in our public filings. The information on our website is not intended to form a part of or be incorporated by reference into this Annual Report. The Board of Directors monitors compliance with the Code of Conduct and Ethics by requiring all action prohibited by the Code of Conduct and Ethics to be reported to the Audit Committee, if involving a director or officer, and to the Chief Compliance Officer, if involving anyone else.

Orientation and Continuing Education. The Nominating and Corporate Governance Committee is responsible for the onboarding of new directors and the continuing education of existing directors. Pursuant to its charter, the Nominating and Corporate Governance Committee develops and annually reviews orientation and education programs for new directors and provides ongoing education for all directors. Upon joining the Board of Directors, each director is provided with an orientation package regarding the role of the Board of Directors, its committees and its directors, and the nature and operation of the Company's current and past business. They are also provided with a copy of the Code of Conduct and Ethics, the Audit Committee Charter and the Nominating and Corporate Governance Charter The Board of Directors encourages directors to participate in continuing education opportunities in order to ensure that the directors maintain or enhance their skills and abilities as directors, and maintain a current and thorough understanding of the Company's business.

Board of Directors Committees.

Our Board of Directors has three standing committees: an Audit Committee; a Compensation Committee; and a Nominating and Corporate Governance Committee. Each of the committees reports to the Board of Directors as it deems appropriate and as the Board of Directors may request. The composition, duties and responsibilities of these committees are set forth below. In the future, our Board of Directors may establish other committees, as it deems appropriate, to assist it with its responsibilities.

The table below provides current committee membership information:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Kevin Taylor	Chair	X	Chair
Edward Woo	X	Chair	X

Committee Meetings. During 2023, our Audit Committee held three meetings; our Compensation Committee held two meetings; and our Nominating and Corporate Governance Committee held three meeting.

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

The Audit Committee is composed of Messrs. Kevin Taylor and Edward Woo, with Mr. Taylor serving as chair. Mr. Taylor and Mr. Woo each qualify as an "audit committee financial expert" as such term has been defined in Item 407(d)(5) of Regulation S-K. All Audit Committee members, as well new expected members, are "financially literate" as defined in NI 52-110. Our Board of Directors has affirmatively determined that Messrs. Taylor and Woo each meet the definition of "independent director" for purposes of serving on the Audit Committee under the Nasdaq rules, the independence standards under Rule 10A-3 of the Exchange Act and under NI 52-110. Both our independent registered public accounting firm and management personnel periodically meet privately with our Audit Committee.

Our Board of Directors has adopted a written charter for the Audit Committee.

The Report of the Audit Committee, which is set forth in this Annual Report, further describes the Audit Committee's responsibilities and its recommendation with respect to our audited consolidated financial statements for the year ended December 31, 2023.

Compensation Committee. Our Compensation Committee is responsible for, among other things:

▪	reviewing and approving the corporate goals and objectives, evaluating the performance and reviewing and approving the compensation of our executive officers;
▪	reviewing and approving or making recommendations to our Board of Directors regarding our incentive compensation and equity-based plans, policies and programs;
▪	reviewing and approving all employment agreement and severance arrangements for our executive officers;
▪	making recommendations to our Board of Directors regarding the compensation of our directors; and
▪	retaining and overseeing any compensation consultants.

The Compensation Committee is composed of Kevin Taylor and Edward Woo, with Mr. Woo serving as chair. Our Board of Directors has affirmatively determined that Messrs. Taylor and Woo each meet the definition of "independent director" for purposes of serving on the Compensation Committee under the Nasdaq rules, the independence standards under Rule 10A-3 of the Exchange Act and under NI 58-101. Each member of our Compensation Committee is a non-employee director (within the meaning of Rule 16b-3 under the Exchange Act).

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

The Board of Directors is of the view that the members of the Compensation Committee collectively have the knowledge, skills, experience and background to make decisions on the suitability of the Company's compensation policies and practices. A description of such skills and experience for the committee members is set out in this Annual Report under the heading "Directors & Executive Officers."

Our Board of Directors has adopted a written charter for the Compensation Committee.

The Compensation Committee did not receive any recommendations from any compensation consultants during the 2023 fiscal year.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee is responsible for, among other things:

▪	identifying individuals qualified to become members of our Board of Directors, consistent with criteria approved by our Board of Directors;
▪	overseeing succession planning for our executive officers;
▪	periodically reviewing our Board of Directors' leadership structure and recommending any proposed changes to our Board of Directors;
▪	overseeing an annual evaluation of the effectiveness of our Board of Directors and its committees, including distributing annual written self-assements and assessments of the Board of Directors; and
▪	developing and recommending to our Board of Directors a set of corporate governance guidelines.

The Nominating and Corporate Governance Committee is composed of Mr. Taylor and Mr. Woo, with Mr. Taylor serving as chair. Our Board of Directors has affirmatively determined that Messrs. Woo and Taylor each meet the definition of "independent director" for purposes of serving on the Nominating and Corporate Governance Committee under the Nasdaq rules, the independence standards under Rule 10A-3 of the Exchange Act and under NI 58-101.

Our Board of Directors has adopted a written charter for the Nominating and Corporate Governance Committee.

Director Nominations. The Nominating and Corporate Governance Committee may solicit recommendations for the Board of Directors from any or all of the following sources: non-management directors, the Chief Executive Officer, other executive officers, third-party search firms, or any other source it deems appropriate, including shareholders. The Committee will evaluate all such proposed director candidates in the same manner, with no regard to the source of the initial recommendation of such proposed director candidate. In identifying and evaluating proposed director candidates, the Nominating and Corporate Governance Committee considers, in addition to the minimum qualifications and other criteria for Board of Directors membership, all facts and circumstances that it deems appropriate or advisable, including, among other things:

1. The skills of the proposed director candidate.

2. His or her depth and breadth of business experience.

3. Whether the nominee would help achieve a mix that represents a diversity of background and experience, inclusive of gender, race, ethnicity, age, gender identity, gender expression, persons with disabilities and sexual orientation or other background characteristics.

4. His or her independence.

5. The needs of the Board of Directors.

The Nominating and Corporate Governance Committee will consider candidates recommended by the Company's shareholders who are eligible to serve as directors in accordance with the Company's Bylaws and the OBCA.

Although we have not adopted a formal policy regarding the consideration of Board of Directors candidates recommended by our shareholders, the Board of Directors believes that the procedures set forth in our Bylaws are currently sufficient and that the establishment of a formal policy is not necessary. Without limiting the requirements contained in our Bylaws, the recommendation must set forth (i) as to each person whom the shareholder proposes to nominate for election as a director (A) the name, age, business address and residence address of the person, (B) the principal occupation or employment of the person, (C) the class and number of Common Shares that are owned beneficially or of record by the person, (D) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) and (E) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder; and (ii) as to the shareholder giving the notice (A) the name and record address of such shareholder as they appear on the Company's books, (B) the class and number of Common Shares that are owned beneficially and of record by such shareholder and the beneficial owner, if any, on whose behalf the nomination is made and (C) any material interest of the shareholder in such nomination. Such notice must be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected.

While we do not have a formal diversity policy with respect to Board of Directors composition, the Board of Directors believes it is important for the Board of Directors to have diversity of knowledge base, professional experience and skills, and the Corporate Governance and Nominating Committee takes these qualities into account when considering director nominees for recommendation to the Board of Directors. We believe diversity of perspectives and experience enhances our effectiveness. Given our commitment to diversity and related considerations in our appointment, hiring, and promotion practices, we have not adopted a formal diversity policy or specific diversity targets for determining Board of Directors membership or executive appointments. However, the Board of Directors remains committed to monitoring best practices and corporate governance developments in this area.

Communications with the Company and the Board of Directors. All interested parties, including shareholders, may communicate with the Company or our Board of Directors by letter addressed to Flora Growth Corp. Attention: Chief Financial Officer, 3406 SW 26th Terrace, Suite C-1, Fort Lauderdale, Florida 33312.

ITEM 11. EXECUTIVE COMPENSATION

Overview

This section discusses the material components of our executive compensation program for our named executive officers ("Named Executive Officers") during our fiscal years ended December 31, 2023 and December 31, 2022. As a "smaller reporting company," we are required to provide executive compensation information for the following individuals: (i) all individuals who served as the Company's principal executive officer ("PEO"), during the last completed fiscal year, regardless of compensation; (ii) the two most highly compensated executive officers (other than the PEO) who were serving as executive officers of the Company at the end of the last completed fiscal year and whose total compensation was greater than $100,000; and (iii) up to two additional persons who served as executive officers (other than as the PEO) during the last completed fiscal year but were not serving in that capacity at the end of the fiscal year if their total compensation is higher than any of the other two Named Executive Officers in the preceding group.

In 2023, our Named Executive Officers and their positions were as follows:

•    Clifford Starke, our Chief Executive Officer;

•    Dany Vaiman, our Chief Financial Officer;

•    Luis Merchan, our former Chief Executive Officer;

•    Hussein Rakine, our former Chief Executive Officer;

•    Matthew Cohen, our former General Counsel;

Summary Compensation Table

The following table sets out the compensation for the Named Executive Officers for the years ended December 31, 2023 and 2022:

Name and Principal Position	Fiscal Year	Salary (US$)(1)	Bonus (US$)(2)	Common Shares Awards (US$)(3)	Option Awards (US$)(4)	Nonequity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$) ($)	All Other Compensation (US$)(5)	Total Compensation (US$)
Clifford Starke, Chief Executive Officer	2023	371,233	-	249,167	-	-	-	8,116	628,516
	2022	7,014	-	24,300	-	-	-	-	31,314
Dany Vaiman, Chief Financial Officer	2023	243,301	-	113,258	-	-	-	23,452	380,011

	2022	4,603	-	-	-	-	-	162,990	167,593
Luis Merchan, former Chief Executive Officer	2023	433,615	-	495,000	-	-	-	48,120	976,735

	2022	378,310	-	540,000	101,145	-	-	48,120	1,067,575
Hussein Rakine, former Chief Executive Officer	2023	84,615	-	296,400	-	-	-	-	381,015

	2022	216,264	-	300,000	56,191	-	-	-	572,455
Matthew Cohen, former General Counsel	2023	145,824	60,000	-	-	-	-	31,250	237,074

	2022	245,833	60,000	270,000	109,388	-	-	31,250	716,471

(1) Salary amounts represent actual amount of base salary earned by each Named Executive Officer in the applicable year.

(2) Bonus amounts for 2022 and 2023 represent the actual amount of cash bonuses earned during 2022 and 2023, respectively, under the Company's annual bonus program. All such bonuses have been paid. Refer to "Annual Bonus/Non-Equity Incentive Plan Compensation" below.

(3) Value based on trading price of the Common Shares on the date of the respective grants. These grants include grants of restricted Common Shares. See "Narrative to the Summary Compensation Table-Equity-Based Compensation-Equity Awards to Named Executive Officers during 2022 and 2023." for information regarding these grants. Mr. Rakine forfeited the share awards granted to him in 2023 upon his resignation.

(4) Represents the aggregate grant date fair value of options granted to each Named Executive Officer, calculated in accordance with the Black Scholes method.

(5) For Messrs. Merchan and Cohen, respectively, in the form of a monthly stipend pursuant to the terms of their respective employment agreements, which included reimbursement payments in connection with health insurance premiums paid during fiscal years 2022 and 2023. Mr. Vaiman's amount includes vacation accrued but not taken for a total of $21,618 as well as health and dental benefits totaling $1,834. Mr. Vaiman's 2022 other compensation includes a change of control payment earned in 2022 due to the Company's acquisition of Franchise Global Health Inc. - of which Mr. Vaiman was the Chief Executive Officer at the time of the closing of the acquisition.

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

Annual Bonus/Non-Equity Incentive Plan Compensation

For 2023, our Named Executive Officers were eligible to earn a cash bonus under the Company's annual bonus program based upon achievement of both corporate and individual goals determined by the Board of Directors based on a target percentage of annual base salary. For 2022, the bonus targets as a percentage of base salaries were 100% for Mr. Merchan, and 50% for Mr. Cohen. For 2023, Mathew Cohen received a cash bonus of $60,000.

Equity-Based Compensation

Certain of the Company's Named Executive Officers received grants of restricted Common Shares and options under the Company's option plan and 2022 Plan during 2022 and 2023.

Company Stock Option Plan

The Company has a stock option plan whereby it may grant options for the purchase of Common Shares to any director, consultant, employee or officer of the Company or its subsidiaries. The aggregate number of shares that may be issuable pursuant to options granted under the Company's stock option plan will not exceed 10% of the issued and outstanding Common Shares of the Company. The options are non-transferable and non-assignable and may be granted for a term not exceeding five-years. The exercise price of the options is determined by the Board of Directors at the time of grant, but in the event that the Common Shares are traded on any stock exchange, may not be less than the closing price of such shares on such exchange on the trading date immediately precedent the date of grant, subject to all applicable regulatory requirements. The Company no longer makes any new grants under the stock option plan.

2022 Plan

The 2022 Plan was adopted by the Company following shareholder approval at the Company's 2022 annual meeting (the "Shareholder Approval Date") and amended at the Company's 2023 annual meeting.

The purpose of the 2022 Plan is to assist the Company and its subsidiaries and other designated affiliates, which we refer to herein as "Related Entities", in attracting, motivating, retaining and rewarding high-quality executives and other employees, officers, directors consultants and other persons who provide services to the Company or its Related Entities, by enabling such persons to acquire or increase a proprietary interest in the Company in order to strengthen the mutuality of interests between such persons and the Company's shareholders, and providing such persons with performance incentives to expend their maximum efforts in the creation of shareholder value.

Shares Available for Awards

Under the 2022 Plan, the total number of Common Shares reserved and available for delivery under the 2022 Plan ("Awards") at any time during the term of the Plan shall be equal to 950,000 Common Shares. Awards issued in substitution for awards previously granted by a company acquired by the Company or a Related Entity, or with which the Company or any Related Entity combines, do not reduce the limit on grants of Awards under the 2022 Plan. The maximum aggregate number of Common Shares that may be delivered under the 2022 Plan as a result of the exercise of stock options shall be 850,000 Common Shares.

If Proposal No. 3 included in the proxy statement for the Company’s 2024 Annual and Special Meeting of Stockholders is approved, the total number of Common Shares reserved and available for delivery under the 2022 Plan will be increased to 2 million Common Shares.

Subject to adjustment as provided in the 2022 Plan, in any fiscal year of the Company during any part of which the 2022 Plan is in effect, no participant who is a member of the Board of Directors but is not also an employee or consultant to the Company or Related Entity may be granted any Awards that have a "fair value" as of the date of grant, as determined in accordance with FASB ASC Topic 718 (or any other applicable accounting guidance) that exceeds $250,000 in the aggregate.

The committee designated and empowered by the Board of Directors to administer the 2022 Plan ("Committee") is authorized to adjust the limitations described in the preceding paragraph and is authorized to adjust outstanding Awards (including adjustments to exercise prices of stock options and other affected terms of Awards) in the event that a dividend or other distribution (whether in cash, Common Share or other property), recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange or other similar corporate transaction or event affects the Common Shares so that an adjustment is appropriate. The Committee is also authorized to adjust performance conditions and other terms of Awards in response to these kinds of events or in response to changes in applicable laws, regulations or accounting principles.

Eligibility

The persons eligible to receive Awards under the 2022 Plan are the officers, directors, employees, consultants and other persons who provide services to the Company or any Related Entity. The foregoing notwithstanding, only employees of the Company, or any parent corporation or subsidiary company of the Company (as those terms are defined in Sections 424(e) and (f) of the Internal Revenue Code of 1986, as amended (the "Code"), respectively), are eligible for purposes of receiving any incentive stock options ("ISOs"). An employee on leave of absence may be considered as still in the employ of the Company or a Related Entity for purposes of eligibility for participation in the 2022 Plan.

Administration

The 2022 Plan is to be administered by the Committee; provided, however, that except as otherwise expressly provided in the 2022 Plan, the Board of Directors may exercise any power or authority granted to the Committee under the 2022 Plan. Subject to the terms of the 2022 Plan, the Committee is authorized to select eligible persons to receive Awards, determine the type, number and other terms and conditions of, and all other matters relating to, Awards, prescribe Award agreements (which need not be identical for each person who has been granted an Award under the 2022 Plan which remains outstanding (a "Participant")), and the rules and regulations for the administration of the 2022 Plan, construe and interpret the 2022 Plan and Award agreements, correct defects, supply omissions or reconcile inconsistencies therein, and make all other decisions and determinations as the Committee may deem necessary or advisable for the administration of the 2022 Plan.

Stock Options and Stock Appreciation Rights

The Committee is authorized to grant stock options, including both ISOs, which can result in potentially favorable tax treatment to the participant, and non-qualified stock options, and stock appreciation rights entitling the participant to receive the amount by which the fair market value of a Common Share on the date of exercise exceeds the grant price of the stock appreciation right. The exercise price per share subject to an option and the grant price of a stock appreciation right are determined by the Committee but may not be less than 100% of the fair market value of a Common Share on the date the award is granted. An option granted to a person who owns or is deemed to own stock representing 10% or more of the voting power of all classes of stock of the Company or any parent company (sometimes referred to as a "10% owner") will not qualify as an ISO unless the exercise price for the option is not less than 110% of the fair market value of a Common Share on the date such ISO is granted.

For purposes of the 2022 Plan, the term "fair market value" means the fair market value of Common Shares, Awards or other property as determined by the Committee or under procedures established by the Committee. Unless otherwise determined by the Committee, the fair market value of a Common Share as of any given date shall be the closing price of a Common Share on the business day that immediately precedes the date as of which the value is being determined as quoted on the NASDAQ Stock Market or such other national or regional securities exchange or market system constituting the primary market on which a Common Share is traded, as reported in The Wall Street Journal or such other source as the Company deems reliable or, if there is no sale on that date, then on the last previous day on which a sale was reported. The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment, generally are fixed by the Committee, except that no option or stock appreciation right may have a term exceeding ten years, and no ISO granted to a 10% shareholder (as described above) may have a term exceeding five years (to the extent required by the Code at the time of grant). Methods of exercise and settlement and other terms of options and stock appreciation rights are determined by the Committee. The Committee thus may permit the exercise price of options awarded under the 2022 Plan to be paid in cash, shares, other Awards or other property (including loans to participants).

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

Other Stock-Based Awards

The Committee or the Board of Directors is authorized to grant Awards that are denominated or payable in, valued by reference to, or otherwise based on or related to Common Shares. The Committee determines the terms and conditions of such Awards.

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

Other Terms of Awards

Awards may be settled in the form of cash, Common Shares, other Awards or other property, in the discretion of the Committee. The Committee may require or permit participants to defer the settlement of all or part of an Award in accordance with such terms and conditions as the Committee may establish, including payment or crediting of interest or dividend equivalents on deferred amounts, and the crediting of earnings, gains and losses based on deemed investment of deferred amounts in specified investment vehicles. The Committee is authorized to place cash, Common Shares or other property in trusts or make other arrangements to provide for payment of the Company's obligations under the 2022 Plan. The Committee may condition any payment relating to an Award on the withholding of taxes and may provide that a portion of any Common Shares or other property to be distributed will be withheld (or previously acquired Common Shares or other property be surrendered by the participant) to satisfy withholding and other tax obligations. Awards granted under the 2022 Plan generally may not be pledged or otherwise encumbered and are not transferable except by will or by the laws of descent and distribution, or to a designated beneficiary upon the participant's death, except that the Committee may, in its discretion, permit transfers subject to any terms and conditions the Committee may impose thereon.

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

Acceleration of Vesting; Change in Control

The Committee may, in its discretion, accelerate the exercisability, the lapsing of restrictions or the expiration of deferral or vesting periods of any Award, and such accelerated exercisability, lapse, expiration and if so provided in the Award agreement or otherwise determined by the Committee, vesting shall occur automatically in the case of a "change in control" of the Company, as defined in the 2022 Plan (including the cash settlement of stock appreciation rights which may be exercisable in the event of a change in control). In addition, the Committee may provide in an Award agreement that the performance goals relating to any performance award will be deemed to have been met upon the occurrence of any "change in control."

Amendment and Termination

The Board of Directors may amend, alter, suspend, discontinue or terminate the 2022 Plan or the Committee's authority to grant Awards without further shareholder approval, except that shareholder approval must be obtained for any amendment or alteration if such approval is required by law or regulation or under the rules of any stock exchange or quotation system on which Common Shares are then listed or quoted. Thus, shareholder approval may not necessarily be required for every amendment to the 2022 Plan which might increase the cost of the 2022 Plan or alter the eligibility of persons to receive Awards. Shareholder approval will not be deemed to be required under laws or regulations, such as those relating to ISOs, that condition favorable treatment of participants on such approval, although the Board of Directors may, in its discretion, seek shareholder approval in any circumstance in which it deems such approval advisable. Unless earlier terminated by the Board of Directors, the 2022 Plan will terminate at the earliest of (a) such time as no Common Shares remain available for issuance under the 2022 Plan, (b) termination of the 2022 Plan by the Board of Directors, or (c) the tenth anniversary of the Shareholder Approval Date. Awards outstanding upon expiration of the 2022 Plan shall remain in effect until they have been exercised or terminated or have expired.

Equity Awards to Named Executive Officers during 2022 and 2023

Clifford Starke

On December 23, 2022, Mr. Starke received 5,000 Restricted Common Shares, which vested in full on December 23, 2023. On November 10, 2023, Mr. Starke received 327,851 Restricted Common Shares, which vested in full on the same date.

Dany Vaiman

During 2022, Mr. Vaiman did not receive any equity awards. On November 10, 2023, Mr. Vaiman received 149,024 Restricted Common Shares, which vested in full on January 1, 2024.

Hussein Rakine

During 2022, Mr. Rakine received the following equity awards:

•
On October 5, 2022, 10,204 options to purchase Common Shares at an exercise price of $13.40. These options were subject to a vesting schedule that was based on the performance of the Company's Common Share price relative to a designated Cannabis ETF.

•	On September 12, 2022, 4,000 restricted Common Shares which were set to vest on July 5, 2023.
•	On October 5, 2022, 7,462 restricted Common Shares which were set to vest on July 5, 2024.
•	On December 5, 2022, 10,638 restricted Common Shares which were set to vest on July 5, 2025.

On April 16, 2023, Mr. Rakine received 60,000 restricted Common Shares which were set to vest on June 7, 2023.

As a result of his resignation in June 2023, Mr. Rakine forfeited all of these unvested restricted Common Shares as well as the unvested October 5, 2022 options.

Luis Merchan

During 2023 and as part of the Merchan Separation Agreement (as defined below), Mr. Merchan received 80,000 Common Shares of the Company. Further, Mr. Merchan acted in a consulting capacity for which he received 30,000 Common Shares.

During 2022, Mr. Merchan was granted the following restricted Common Share grants:

•	On August 23, 2022, Mr. Merchan was granted 5,102 restricted Common Shares which were set to vest on July 5, 2023.
•	On October 5, 2022, Mr. Merchan was granted 16,417 restricted Common Shares which were set to vest on July 5, 2024.
•	On December 5, 2022, Mr. Merchan was granted 23,404 restricted Common Shares which were set to vest on July 5, 2025.

On October 5, 2022, Mr. Merchan also was granted 18,367 options to purchase Common Shares at an exercise price of $13.40. These options were subject to a vesting schedule that was based on the performance of the Company's Common Share price relative to a designated Cannabis ETF.

As a result of his resignation in April 2023, Mr. Merchan forfeited all of these unvested restricted Common Shares as well the unvested October 5, 2022 options.

Matthew Cohen

During 2022, Mr. Cohen was granted the following restricted Common Share grants:

•	On August 23, 2022, Mr. Cohen was granted 5,102 restricted Common Shares which were scheduled to vest on July 5, 2023.
•	On October 5, 2022, Mr. Cohen was granted 6,343 restricted Common Shares which were scheduled to vest July 5, 2024.
•	On December 5, 2022, Mr. Cohen was granted 180,851 restricted Common Shares which were scheduled to vest on July 5, 2025.

On May 14, 2023, the Company fully accelerated the vesting of Mr. Cohen's aforementioned Restricted Shares to May 18, 2023. In connection with such vesting, Mr. Cohen agreed to forfeit 90,146 Restricted Shares to the Company in satisfaction of all applicable withholding taxes.

On October 5, 2022, Mr. Cohen was also granted 9,183 options to purchase Common Shares at an exercise price of $13.40. These options vest based on a vesting schedule that was based on the performance of the Company's Common Share price relative to a designated Cannabis ETF.

On January 26, 2022, Mr. Cohen was granted 2,500 options to purchase Common Shares at an exercise price of $29.60. These options vested on February 26, 2022.

Employee Benefits

For 2022 and 2023 certain Named Executive Officers were eligible to participate in such employee benefit plans and programs to the same extent as the Company's other full-time employees, subject to the terms and eligibility requirements of those plans.

Hedging and Pledging Company Securities

Our Insider Trading Policy prohibits our directors, officers, employees, family members of such persons and entities controlled by such persons from engaging in hedging, short sales, or trading in publicly traded put or call options with respect to our securities. Additionally, policy prohibits the same persons from purchasing our securities on margin, borrowing against any account in which our securities are held, or pledging our securities as collateral for a loan.

Clawback Policy

Effective as of October 2, 2023, we adopted a clawback policy that provides for the recoupment of excess incentive compensation paid to executive officers, including the Named Executive Officers, in accordance with Nasdaq listing standards and Exchange Act Rule 10D-1. The policy applies to compensation that is granted, earned, or vested based in whole or in part upon the attainment of a financial reporting measure and provides for the reimbursement or forfeiture by the executive officer of the excess portion of the compensation received by the executive officers during the three preceding fiscal years.

Compensation-Related Risk Assessment

Our Compensation Committee assesses and monitors whether any of our compensation policies and programs is reasonably likely to have a material adverse effect on our Company. The Compensation Committee and management do not believe that the Company presently maintains compensation policies or practices that are reasonably likely to have a material adverse effect on the Company's risk management or create incentives that could lead to excessive or inappropriate risk taking by employees. In reaching this conclusion, the Compensation Committee considered all components of our compensation program and assessed any associated risks. The Compensation Committee also considered the various strategies and measures employed by the Company that mitigate such risk, including: (i) the overall balance achieved through our use of a mix of cash and equity, annual and long-term incentives and time-and performance-based compensation; (ii) our use of multi-year vesting periods for equity grants; and (ii) the oversight exercised by the Compensation Committee over the performance metrics and results under the Stock Option Plan and the 2022 Plan.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table summarizes the number of outstanding restricted Common Shares and options in the Company held by our Named Executive Officers as of December 31, 2023.

	Option Awards					Share Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested (#)	Market Value of Shares or Units of Shares That Have Not Vested ($) (1)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)(2)
Clifford Starke	-	-	-	-	-	327,851	$442,599	(3)	(3)
Dany Vaiman	-	-	-	-	-	149,024	$201,182	(3)	(3)
Luis Merchan	-	-	-	-	-	-	-	-	-
Hussein Rakine	-	-	-	-	-	-	-	-	-
Mathew Cohen	-	-	-	-	-	-	-	-	-

(1) The market value of unvested stock awards is based on the closing market price of our Common Shares on December 29, 2023 of $1.35.

(2) See "Narrative to the Summary Compensation Table-Equity-Based Compensation-Equity Awards to Named Executive Officers during 2022 and 2023." for details regarding the vesting schedules of certain NEO options and restricted Common Share awards.

(3) Messrs. Starke and Vaiman were granted Stock Appreciation Rights in connection with entering into a consulting agreement and executive employment agreement, respectively, on December 15, 2023. Such Stock Appreciation Rights grants are subject to forfeiture unless the Company's shareholders approve the grant's at the Company's annual shareholder meeting and therefore are not presented in this table. See "Employment and Consulting Agreements, Arrangements or Plans."

Director Compensation

As a Named Executive Officer of the Company, information regarding the compensation for Mr. Starke for his services as an executive officer in 2023 is set forth in the section titled "Summary Compensation Table" above. Mr. Starke did not receive additional compensation for his service as a director.

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our directors for services rendered to us during the last fiscal year.

Name	Fees Earned or Paid in Cash ($)	Shares Awards ($)(6)	Option Awards ($)(7)	Non- equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Luis Merchan(1)	-	-	-	-	-	-	-
Kevin Taylor	-	94,381	-	-	-	-	94,381
				-	-	-
Thomas Solmon	-	27,182	-	-	-	-	27,182
Clifford Starke(2)	-	-	-	-	-	-	-
John Timothy Leslie	13,000	43,125	-	-	-	-	56,125
Dr. Beverley Richardson	13,750	51,750	-	-	-	-	65,500
Juan Carlos Gomez Roa	14,000	51,750	-	-	-	-	65,750
Dr. Annabelle Manalo-Morgan(3)	-	-	-	-	-	-	-
Marc Mastonardi	15,750	51,750	-	-	-	-	67,500
Edward Woo(4)	12,000	56,629	31,070	-	-	4,300	103,999
Hussein Rakine(5)	-	-	-	-	-	-	-
Brandon Konisberg	17,000	34,500	-	-	-	-	51,500

(1) Mr. Merchan was a Named Executive Officer of the Company for 2023. Mr. Merchan did not receive compensation for his service as director in 2023. As a Named Executive Officer of the Company, information regarding compensation for Mr. Merchan for his services as an executive officer in 2023 is set forth in the section titled "Summary Compensation Table" above.

(2) Mr. Starke is a Named Executive Officer of the Company for 2023. Mr. Starke did not receive compensation for his service as director in 2023. As a Named Executive Officer of the Company, information regarding compensation for Mr. Starke for his services as an executive officer in 2023 is set forth in the section title "Summary Compensation Table" above.

(3) During the fourth fiscal quarter of 2021, the Company entered into an agreement with Dr. Manalo-Morgan, a then member of our Board of Directors, to serve in the additional capacity as Medical Advisor to the Company. In connection with this agreement, Dr. Manalo-Morgan is responsible for developing and identifying medical applications of cannabinoids for the Company for the treatment of various ailments and (ii) supporting the Company's public relations efforts and assisting the Company with its media engagements. For these services, the Company paid her $15,000 per month for so long as the agreement remains in place. This agreement was terminated in 2023. As a result, Dr. Manalo-Morgan does not receive any compensation in consideration for her service as a director.

(4) Excluded from fees paid in cash is compensation received by Mr. Woo as a change of control payment in relation to his service as President and Chief Operating Officer of Franchise Global Health Inc. - an entity acquired by the Company in December 2022.

(5) Mr. Rakine was a Named Executive Officer of the Company for 2023. Mr. Rakine did not receive compensation for his service as director in 2023. As a Named Executive Officer of the Company, information regarding compensation for Mr. Rakine for his services as an executive officer in 2023 is set forth in the section titled "Summary Compensation Table" above.

(6) Represents the aggregate grant date fair value of restricted stock granted to each Director, calculated in accordance with the closing share price of the Company on the grant date. Messrs. Leslie, Roa, Mastronardi, Konisberg and Ms. Richardson forfeited their share awards upon their resignation from the Company.

(7) Represents the aggregate grant date fair value of options granted to each Director, calculated in accordance with the Black Scholes method.

The table below sets forth the aggregate number of share options of each non-employee director outstanding as of December 31, 2023. The below does not include any grants of restricted Common Shares granted in 2024 in consideration for services rendered in fiscal year 2023.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table summarizes the number of outstanding restricted Common Shares and options in the Company held by our Directors as of December 31, 2023.

Option Awards						Share Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested (#)	Market Value of Shares or Units of Shares That Have Not Vested ($) (1)(2)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Edward Woo	-	5,000	-	$7.00	3/17/2033	74,512	$100,591	-	-
Kevin Taylor	-	-	-	-	-	124,186	$167,651	-	-

(1) The market value of unvested stock awards is based on the closing market price of our Common Shares on December 29, 2023 of $1.35.

(2) See "Narrative to the Summary Compensation Table-Equity-Based Compensation - Outstanding Equity Awards at 2023 Fiscal Year-End" for details regarding the vesting schedules of certain Directors options and restricted Common Share awards.

Director Compensation Narrative

From the period from January 1, 2023 to March 31, 2023, each independent Board of Directors member received $10,000 per quarter for their services as Board of Directors members. In addition, the chairperson of the Company's Audit Committee received $5,000 per quarter and the chairpersons of the Compensation and Nominating and Corporate Governance committees each received $3,750 per quarter. In addition, non-Chair committee members received $2,000 per quarter for each committee served upon. Subsequent to March 31, 2023, director compensation has been exclusively share-based.

Employment and Consulting Agreements, Arrangements or Plans

The following describes the respective employment or consulting agreements entered into by the Company and its Named Executive Officers that are in effect as of the date hereof.

Clifford Starke Consulting Agreement

Effective December 15, 2023, Mr. Starke and the Company entered into a consulting agreement (the "Starke Agreement"), pursuant to which Mr. Starke will continue to serve as the Chief Executive Officer of the Company. The term of the Starke Agreement is for an indefinite period, unless sooner terminated in accordance with the agreement.

The Starke Agreement provides for a base salary of $420,000 (as may be increased by the Company's Board of Directors), applied retroactively to the date of appoint as Chief Executive Officer of the Company and the opportunity to participate in any equity compensation plan offered to other senior executives of the Company.

The Starke Agreement provides that upon execution thereof, Mr. Starke shall be granted Stock Appreciation Rights valued at 12% of the total outstanding Common Shares of the Company on the grant date, which vest in 12 tranches with each tranche representing 1% of the total outstanding Common Shares of the Company. The exercise price of the Stock Appreciation Rights is the closing share price of the Company's Common Shares on the grant date. The first tranche will vest upon the Company's share price increasing by 50% from the Company's closing share price on the grant date with each tranche thereafter requiring an additional 50% increase in share price to vest in accordance with the following schedule:

Tranche	Percentage Increase in Flora Growth Corp. Share Price From Grant Date For Tranche to Vest
1	50%
2	100%
3	150%
4	200%
5	250%
6	300%
7	350%
8	400%
9	450%
10	500%
11	550%
12	600%

The Stock Appreciation Rights expire 10 years from the grant date with a post-termination exercise period of one year. In addition to the foregoing, all Stock Appreciation Rights granted under the Starke Agreement remain unexercisable, and subject to forfeiture, unless the Company's shareholders approve such Stock Appreciation Rights grant at the Company's 2024 Annual Meeting.

In addition, upon termination of the Starke Agreement without "Cause" or resignation by Mr. Starke for "Good Reason," as those terms are defined in the Starke Agreement, Mr. Starke will, conditioned upon his execution of a separation and release agreement, be eligible to receive the following payments: an aggregate amount equal to 1.5x his base salary at the rate in effect on his last day of service, 50% of which shall be paid in a lump sum on the 3rd business day following the effective date of the separation and release agreement, and the remaining 50% of which shall be paid in 12 equal monthly installments commencing on the effective date of the termination of the Starke Agreement.

In the event Mr. Starke is terminated without "Cause" or Mr. Starke resigns for "Good Reason" three months prior to or following a "Change in Control," as those terms are defined in the Starke Agreement, Mr. Starke will be eligible to receive the payments set forth above.

The foregoing description of the Starke Agreement is only a summary and is qualified in its entirety by reference to the full text of the Starke Agreement, which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 21, 2023.

During 2022, Mr. Starke was granted 5,000 restricted Common Shares which vested on December 23, 2023.

During 2023, Mr. Starke was granted 327,851 restricted Common Shares which vested on November 10, 2023.

Dany Vaiman Executive Employment Agreement

Dany Vaiman and the Company, entered into an executive employment agreement on December 15, 2023 (the "Vaiman Agreement"), pursuant to which Mr. Vaiman will continue to serve as the Chief Financial Officer of the Company. The term of the Vaiman Agreement is for an indefinite period, unless sooner terminated in accordance with the agreement.

The Vaiman Agreement provides for a base salary of $275,000 (as may be increased by the Board of Directors) applied retroactively to the date of Mr. Vaiman's appointment as Chief Financial Officer of the Company, the opportunity to participate in any equity compensation plan of the Company, and other health, benefit and incentive plans offered to other senior executives of the Company. Mr. Vaiman is also entitled to paid time off and holiday pay in accordance with the Company's policies.

The Vaiman Agreement provides that upon execution thereof, Mr. Vaiman shall be granted Stock Appreciation Rights valued at 4% of the total outstanding Common Shares of the Company on the grant date, which vest in 8 tranches with each tranche representing 0.5% of the total outstanding Common Shares of the Company. The exercise price of the Stock Appreciation Rights is the closing share price on the grant date. The first tranche will vest upon the Company's share price increasing by 50% from the closing share price as of the grant date with each tranche thereafter requiring an additional 50% increase in share price to vest in accordance with the following schedule:

Tranche	Percentage Increase in Flora Growth Corp. Share Price From Grant Date For Tranche to Vest
1	50%
2	100%
3	150%
4	200%
5	250%
6	300%
7	350%
8	400%

The Stock Appreciation Rights expire 10 years from the grant date with a post-termination exercise period of one year. In addition to the foregoing, all Stock Appreciation Rights granted under the Vaiman Agreement remain unexercisable, and subject to forfeiture, unless the Company's shareholders approve such grant of Stock Appreciation Rights at the Company's 2024 annual meeting.

In addition, upon termination of the Vaiman Agreement without "Cause" or resignation by Mr. Vaiman for "Good Reason," as those terms are defined in the Vaiman Agreement, Mr. Vaiman will, conditioned upon his execution of a separation and release agreement, be eligible to receive the following payments: an aggregate amount equal to 1.5x his base salary at the rate in effect on his last day of service, 50% of which shall be paid in a lump sum on the 3rd business day following the effective date of the separation and release agreement, and the remaining 50% of which shall be paid in 12 equal monthly installments commencing on the effective date of the termination of the Vaiman Agreement.

In the event Mr. Vaiman is terminated without "Cause" or Mr. Vaiman resigns for "Good Reason" three months prior to or following a "Change in Control," as those terms are defined in the Vaiman Agreement, Mr. Vaiman will be eligible to receive the payments set forth above, payable as set forth above.

The foregoing description of the Vaiman Agreement is only a summary and is qualified in its entirety by reference to the full text of the Vaiman Agreement, which is filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on December 21, 2023.

During 2023, Mr. Vaiman was granted 149,024 restricted Common Shares which vested on January 1, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2023 with respect to our Common Shares that may be issued under the Company Stock Option Plan and 2022 Incentive Compensation Plan (the "2022 Plan").

Plan Category	Number of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first column)
Equity Compensation Plans Approved by Shareholders(1)
Stock Option Plan	41,785	$28.23	0
2022 Incentive Compensation Plan	398,098(2)	$9.13(3)	124,186
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A
Total	439,883	N/A	124,186

(1) Includes the Company's Stock Option Plan and its 2022 Plan, which authorizes the granting of awards in any of the following forms: options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards and cash incentive awards.

(2) Represents 7,500 Common Shares underlying options and 390,598 issued restricted Common Shares as of December 31, 2023.

(3) The weighted exercise price represents the weighted exercise price of the 7,500 options outstanding under the 2022 Plan as of December 31, 2023.

Share Ownership

The following table sets forth information known to us regarding beneficial ownership of Common Shares as of March 28, 2024 by:

• each person known by us to be the beneficial owner of more than 5% of outstanding Common Shares;

• each of our executive officers and directors;

• all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of March 28 2024. In computing the number of Common Shares beneficially owned by a person or entity and the percentage ownership of that person or entity in the table below, all Common Shares subject to options, warrants and restricted stock units held by such person or entity were deemed outstanding if such securities are currently exercisable, or exercisable or would vest based on service-based vesting conditions within 60 days of March 28, 2024. These Common Shares were not deemed outstanding, however, for the purpose of computing the percentage ownership of any other person or entity.

The beneficial ownership of our common stock is based on 8,984,836 Common Shares outstanding as of March 21, 2024.

Unless otherwise indicated, we believe that each person named in the table below has sole voting and investment power with respect to all Common Shares beneficially owned by him.

Unless otherwise noted, the business address of each of these shareholders is c/o Flora Growth Corp. 3406 SW 26th Terrace, Suite C-1, Fort Lauderdale, Florida 33312.

Beneficial Owner	Number of Common Shares Beneficially Owned(1)	Percentage of Common Shares Beneficially Owned(1)
Executive Officers
Clifford Starke(2)(7)	818,741	9.11%
Dany Vaiman(3)(7)	170,850	1.90%
Non-Employee Directors
Edward Woo(4)(7)	86,719	0.97%
Kevin Taylor(5)	138,736	1.54%
5% or greater shareholders Global X Management Company LLC(6)	988,368	11.00%
All directors and executive officers as a group of 5 persons	1,215,046 (1)	13.52%

* Less than 1%

(1) Percentages are based on 8,984,836 Common Shares issued and outstanding as of March 21, 2024. Information as to the number of Common Shares beneficially owned, or over which control or direction is exercised, directly or indirectly, not being within the direct knowledge of the Company, has been furnished by the respective directors individually or obtained from the System for Electronic Disclosure by Insiders and may include Common Shares owned or controlled by spouses and/or children of such individuals and/or companies controlled by such individuals or their spouses and/or children.

(2) Includes (i) 478,995 shares held directly by Mr. Starke, (ii) 33,579 shares held by BTF Investments, Inc., a company owned and controlled by Mr. Starke, (iii) 300,347 shares held by Hampstead Private Capital Limited, a company owned and controlled by Mr. Starke, (iv) 5,820 shares held by YT Research, Inc., a company owned and controlled by Mr. Starke. Mr. Starke filed a 13D A-2 with the SEC on November 15, 2023.

(3) Includes 170,850 shares held directly by Mr. Vaiman.

(4) Includes (i) 84,698 shares held directly by Mr. Woo, (ii) 2,021 shares held by 1317433 B.C. Limited, a company in which Mr. Woo is the sole director and equity owner.

(5) Includes (i) 124,186 shares held directly by Mr. Taylor, (ii) 14,550 shares held by Taylor Capital LLC, a company in which Mr. Taylor is the sole director and equity owner.

(6) Global X Management Company LLC ("GXMC") is a registered investment advisor that furnishes investment advice to the Global X Cannabis ETF (the "Fund"), a separate series of Global X Funds, an investment company registered under Section 8 of the Investment Company Act of 1940. As a result of its role as investment advisor to the Fund, GXMC may be deemed to be the beneficial owner of the shares. However, GXMC does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Fund and disclaims any ownership associated with such rights. GXMC filed a 13G with the SEC on February 14, 2024. The address of GXMC is 605 3rd Avenue, 43rd Floor, New York, NY 10158.

(7) Messrs. Starke, Vaiman and Woo have reported as a group pursuant to Amendment No. 1 on Form 13D filed by Mr. Starke with the SEC on April 21, 2023. The number of shares disclosed in the above table only reflect the shares held or controlled directly by each director of officer and each such personal specifically disclaims beneficial ownership of the securities and he does not directly own or control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Except as set forth below, since January 1, 2022, there has not been nor are there currently proposed any transactions or series of similar transactions to which we were or are to be a party in which the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer, holder of more than 5% of the Common Shares or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Transactions with Related Parties

In connection with the Arrangement, on October 21, 2022, the Company entered into a voting support agreement (the "Voting Support Agreement") with Clifford Starke pursuant to which the Company agreed to increase the size of the Board of Directors and appoint two nominees specified in writing by Mr. Starke who are qualified pursuant to the OBCA and who consented in writing to act as directors of the Company (the "Starke Nominees"), subject to the terms and conditions of the Voting Support Agreement. Upon appointment, the Company agreed that the Starke Nominees would comprise not less than 2/9ths of the total size of the Board of Directors, and the Company agreed to nominate the Starke Nominees for election as directors of the Flora Board of Directors at the Company's 2024 annual meeting (and that such Starke Nominees were to comprise not less than 2/7 ths of the total number of directors to be nominated by management of the Company for election to the Board of Directors at the 2024 annual meeting) and the Company is to use commercially reasonable efforts (subject to fiduciary obligations) to ensure that the Starke Nominees are elected as directors. On December 23, 2022, Mr. Starke was appointed as President and a director of the Company, along with Edward Woo as the second Starke Nominee. Both Mr. Starke and Mr. Woo will be standing for re-election at the Company's 2024 annual meeting.

On March 14, 2019, the Company entered into an agreement with 2227929 Ontario Corp., an entity controlled by Mr. Bharti, pursuant to which the Company utilized office space and shared services in exchange for consideration of CAD$15,000 per month. This term of this agreement expired by its terms on March 14, 2022.

Indemnification Agreements and Directors' and Officers' Liability Insurance

We have entered into indemnification agreements with each of our executive officers and directors. We also maintain an insurance policy that covers liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.

Related Party Transaction Policy

Our Audit Committee is responsible for the review, approval, or ratification of any potential conflict of interest transaction involving any of our directors or executive officers, any person known by us to be the beneficial owner of more than 5% of our outstanding capital stock, or any family member of or related party to such persons, including any transaction required to be reported under Item 404(a) of Regulation S-K promulgated by the SEC.

In reviewing any such proposed transaction, our Audit Committee is tasked with considering all relevant facts and circumstances, including the commercial reasonableness of the terms, the benefit or perceived benefit, or lack thereof, to us, opportunity costs of alternate transactions, the materiality and character of the related person's direct or indirect interest and the actual or apparent conflict of interest of the related person.

Under our policy, employees are required to report any material transaction or relationship that could result in a conflict of interest to our compliance officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services of Independent Registered Public Accounting Firm

The table below summarizes the fees and expenses billed to us by Davidson for the years ended December 31, 2023 and 2022.

Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees	Total

2023	$530,000	$192,318	$ --	$ --	$722,318

2022	$603,271	$149,500	$ --	$ --	$752,771

Audit Fees. Audit fees consist of services rendered by an independent registered public accounting firm for the audit of our consolidated financial statements (including tax services performed to fulfill the auditor's responsibility under generally accepted auditing standards) and our internal control over financial reporting, reviews of the interim financial statements.

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements: See Part II, Item 8 of this Annual Report.
	(2)	Exhibits: See Index to Exhibits below.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Flora Growth Corp. (incorporated by reference to Exhibit 2.1 of Flora's Form 1-A, filed with the SEC on October 10, 2019).

3.2	Articles of Amendment of Flora Growth Corp. effective April 30, 2021 (incorporated by reference to Exhibit 3.3 of Flora's Form F-1, filed with the SEC on November 16, 2021).

3.4	Bylaw No. 1-A of Flora Growth Corp. (incorporated by reference to Exhibit 99.3 of Flora's Form 6-K filed with the SEC on July 6, 2022).

4.1	Description of Common Shares (incorporated by reference to Exhibit 2.1 of Flora's Form 20-F filed with the SEC on May 9, 2022).

4.2	Form of Unit Warrant (incorporated by reference to Exhibit 4.5 of Flora's Form F-1, filed with the SEC on November 16, 2021).

4.3	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 of Flora's Form 6-K, filed with the SEC on December 13, 2022).

4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of Flora's Form 6-K, filed with the SEC on December 13, 2022).

4.5	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 of Flora's Form 8-K filed with the SEC on September 21, 2023).

4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of Flora's Form 8-K filed with the SEC on September 21, 2023).

4.7	Form of Warrant Amendment (incorporated by reference to Exhibit 10.3 of Flora's Form 8-K filed with the SEC on September 21, 2023).

10.1†	Flora Growth Corp. Stock Option Plan (incorporated by reference to Exhibit 6.16 of the Company's Form 1-A, filed with the SEC on October 10, 2019).

10.2†	Form of Stock Option Agreement (incorporated by reference to Exhibit 6.17 of the Company's Form 1-A, filed with the SEC on October 10, 2019).

10.10†	Flora Growth Corp. 2022 Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 of the Company’s Form 6-K filed with the SEC on July 6, 2022).

10.18†	Consulting Agreement, dated December 15, 2023, by and between Flora Growth Corp. and Clifford Starke (incorporated by reference to Exhibit 10.1 of Flora’s Form 8-K filed with the SEC on December 15, 2023).

10.19†	Executive Employment Agreement, dated December 15, 2023, by and between Flora Growth Corp. and Dany Vaiman (incorporated by reference to Exhibit 10.2 of Flora’s Form 8-K filed with the SEC on December 15, 2023).

21.1*	List of Subsidiaries

23.1*	Consent of Davidson & Company, LLP, independent registered public accounting firm.

31.1*	Certification by Clifford Starke, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2023.

31.2*	Certification by Dany Vaiman, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2023.

32.1**	Certification by Clifford Starke, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2023.

32.2**	Certification by Dany Vaiman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2023.

97*	Flora Growth Corp Incentive Compensation Recovery Policy

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

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

Date: March 28, 2024	FLORA GROWTH CORP.

	By:	/s/ Clifford Starke
Clifford Starke
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Clifford Starke	Chief Executive Officer	March 28, 2024
Clifford Starke	(Principal Executive Officer)

/s/ Dany Vaiman	Chief Financial Officer	March 28, 2024
Dany Vaiman	(Principal Financial and Accounting Officer)

/s/ Kevin Taylor	Chairman of Board	March 28, 2024
Kevin Taylor

/s/ Edward Woo	Director	March 28, 2024
Edward Woo