Form 10-Q
period 2024-03-31
Flora Growth Corp.
filed 2024-05-14
CIK 1790169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-52776

Flora Growth Corp.

(Exact name of registrant as specified in its charter)

Province of Ontario	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3230 W. Commercial Boulevard, Suite 180
Fort Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip Code)

(954) 842-4989

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	FLGC	Nasdaq Capital Market

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

As of May 10, 2024, the registrant had 12,816,535 shares of its common shares, no par value ("Common Shares") outstanding.

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
  potential delisting resulting in reduced liquidity of our Common Shares; and
  the other risks described under Part I, Item 1A, "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Annual Report") filed with the Securities and Exchange Commission (the "SEC") on March 28, 2024, as well as described from time to time in our other filings with the SEC.

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

PART I

Item 1. Financial Statements

Flora Growth Corp.

Flora Growth Corp.

Unaudited Condensed Interim Consolidated Statements of Financial Position
(in thousands of United States dollars, except share amounts which are in thousands of shares)

As at:	March 31, 2024	December 31, 2023
ASSETS
Current
Cash	$4,156	$4,350
Restricted cash	35	35
Trade and amounts receivable, net of $317 allowance ($315 at December 31, 2023)	3,218	3,950
Prepaid expenses and other current assets	1,049	1,368
Indemnification receivables	4,063	3,153
Inventory	9,246	8,508
Total current assets	21,767	21,364
Non-current
Property, plant and equipment	786	847
Operating lease right of use assets	710	389
Intangible assets	908	946
Other assets	103	80
Total assets	$24,274	$23,626
LIABILITIES
Current
Trade payables	$5,005	$5,111
Contingencies	6,591	5,500
Debt	3,078	1,931
Current portion of operating lease liability	803	799
Contingent purchase considerations	1,702	1,095
Other accrued liabilities	2,140	1,844
Total current liabilities	19,319	16,280
Non-current
Non-current operating lease liability	1,817	942
Total liabilities	21,136	17,222
SHAREHOLDERS' EQUITY
Share capital, no par value, unlimited authorized, 8,981 issued and outstanding (8,935 at December 31, 2023)	-	-
Additional paid-in capital	148,871	149,093
Accumulated other comprehensive loss	(113)	(140)
Deficit	(145,620)	(142,549)
Total shareholders' equity	3,138	6,404
Total liabilities and shareholders' equity	$24,274	$23,626

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements. Commitments and contingencies - see Note 14. Going concern - see Note 2.

Flora Growth Corp.

Unaudited Condensed Interim Consolidated Statements of Loss and
Comprehensive Loss
(in thousands of United States dollars, except per share amounts which are in thousands of shares)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Revenue	$18,031	$19,319
Cost of sales	14,177	13,973
Gross profit	3,854	5,346
Operating expenses
Consulting and management fees	2,302	3,671
Professional fees	453	(3)
General and administrative	442	352
Promotion and communication	1,104	1,308
Travel expenses	69	132
Share based compensation	10	654
Research and development	47	16
Operating lease expense	165	316
Depreciation and amortization	74	864
Bad debt expense	47	29
Asset impairment	898	-
Other expenses (income), net	728	377
Total operating expenses	6,339	7,716
Operating loss	(2,485)	(2,370)
Interest expense	22	23
Foreign exchange loss (gain)	132	(12)
Unrealized loss from changes in fair value	607	883
Net loss before income taxes and discontinued operations	(3,246)	(3,264)
Income tax expense (benefit)	128	(78)
Net loss from continuing operations	(3,374)	(3,186)
Loss from discontinued operations, net of taxes	-	(719)
Net loss for the period	(3,374)	(3,905)
Net loss attributable to noncontrolling interest	-	(29)
Net loss attributable to Flora Growth Corp.	$(3,374)	$(3,876)

Basic loss per share from continuing operations	$(0.38)	$(0.48)
Diluted loss per share from continuing operations	$(0.38)	$(0.48)
Basic loss per share attributable to Flora Growth Corp.	$(0.38)	$(0.58)
Diluted loss per share attributable to Flora Growth Corp.	$(0.38)	$(0.58)
Weighted average number of common shares outstanding - basic	8,916	6,640
Weighted average number of common shares outstanding - diluted	8,916	6,640
Other comprehensive loss
Net loss for the period	$(3,374)	$(3,905)
Foreign currency translation, net of income taxes of $nil ($nil in 2023)	(27)	(357)
Comprehensive loss for the period	(3,347)	(3,548)
Comprehensive loss attributable to noncontrolling interests	-	(29)
Comprehensive loss attributable to Flora Growth Corp.	$(3,347)	$(3,519)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Flora Growth Corp.

Unaudited Condensed Interim Consolidated Statement of
Shareholders' Equity (Deficiency)
(in thousands of United States dollars, except for share
amounts which are in thousands of shares)

	Common shares		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Non- controlling interests in subsidiaries	Shareholders' equity (deficiency)
	#
For the three months ended March 31, 2024
Balance, December 31, 2023	8,935	$-	$149,093	$(140)	$(142,549)	$-	$6,404
Equity issued for other agreements	50	-	55	-	-	-	55
Options vested	-	-	5	-	-	-	5
Options forfeited	-	-	(303)	-	303	-	-
Restricted stock vested	-	-	14	-	-	-	14
Restricted stock cancelled	(4)	-	(9)	-	-	-	(9)
Share issuance costs	-	-	16	-	-	-	16
Other comprehensive loss - exchange differences (net of income taxes of $nil)	-	-	-	27	-	-	27
Net loss	-	-	-	-	(3,374)	-	(3,374)
Balance, March 31, 2024	8,981	$-	$148,871	$(113)	$(145,620)	$-	$3,138

For the three months ended March 31, 2023
Balance, December 31, 2022	6,776	$-	$150,420	$(2,732)	$(90,865)	$(411)	$56,412
Equity issued for other agreements	16	-	95	-	-	-	95
Options vested	-	-	119	-	-	-	119
Options forfeited	-	-	(765)	-	765	-	-
Restricted stock granted	52	-	534	-	-	-	534
Other comprehensive loss - exchange differences (net of income taxes of $nil)	-	-	-	357	-	-	357
Net loss	-	-	-	-	(3,876)	(29)	(3,905)
Balance, March 31, 2023	6,844	$-	$150,403	$(2,375)	$(93,976)	$(440)	$53,612

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Flora Growth Corp.

Unaudited Condensed Interim Consolidated Statement of Cash Flows
(in thousands of United States dollars)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Cash flows from operating activities:
Net loss	$(3,374)	$(3,905)
Adjustments to net loss:
Depreciation and amortization	74	942
Share based compensation	10	654
Asset impairment	898	-
Unrealized loss from changes in fair value	607	883
Bad debt expense	47	29
Interest expense	22	23
Interest paid	(22)	(23)
Income tax	128	(66)
	(1,610)	(1,463)
Net change in non-cash working capital:
Trade and other receivables	(292)	91
Inventory	(738)	(113)
Prepaid expenses and other assets	268	(920)
Trade payables and accrued liabilities	1,032	(1,919)
Net cash used in operating activities	(1,340)	(4,324)

Cash flows from financing activities:
Loan borrowings	3,078	-
Loan repayments	(1,890)	(19)
Net cash provided (used) by financing activities	1,188	(19)

Cash flows from investing activities:
Purchases of property, plant and equipment and intangible assets	(88)	(102)
Net cash used in investing activities	(88)	(102)

Effect of exchange rate on changes on cash	46	167

Change in cash during the period	(194)	(4,278)
Cash and restricted cash at beginning of period	4,385	9,537
Cash included in assets held for sale	-	(203)
Cash and restricted cash at end of period	$4,191	$5,056
Supplemental disclosure of non-cash investing and financing activities
Assets acquired for contingent consideration	-	303
Common shares issued for other agreements	55	95
Option cancellations reclassified to equity	303	765
Operating lease additions to right of use assets	1,247	97

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three months ended March 31, 2024 and 2023
(In thousands of United States dollars, except shares and per share amounts)

1. NATURE OF OPERATIONS

Flora Growth Corp. (the "Company" or "Flora") was incorporated under the laws of the Province of Ontario, Canada on March 13, 2019. The Company is a manufacturer and distributor of global cannabis and pharmaceutical products and brands, building a connected, design-led collective of plant-based wellness and lifestyle brands. The Company's registered office is located at 365 Bay Street, Suite 800, Toronto, Ontario, M5H 2V1, Canada and our principal place of business in the United States is located at 3230 W. Commercial Boulevard, Suite 180, Fort Lauderdale, Florida 33309.

Presentation of comparative financial statements

On June 9, 2023, the Company consolidated its issued and outstanding common shares based on one new common share of the Company for every twenty existing common shares of the Company. All common shares and per share amounts have been restated to give retroactive effect to the share consolidation. See discussion in Note 11.

2. BASIS OF PRESENTATION

These unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2023. These unaudited condensed interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

These unaudited condensed interim consolidated financial statements apply the same accounting policies as those used in the financial statements included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2023.

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

The Company had cash of $4.2 million at March 31, 2024, net loss of $3.4 million for the three months ended March 31, 2024, and an accumulated deficit of $145.6 million at March 31, 2024. Current economic and market conditions have put pressure on the Company's growth plans. The Company's ability to continue as a going concern is dependent on its ability to obtain additional capital. The Company believes that its current level of cash is not sufficient to continue investing in growth, while at the same time meeting its obligations as they become due. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed interim consolidated financial statements. To alleviate these conditions, management is currently evaluating various cost reductions and other alternatives and may seek to raise additional funds through the issuance of equity, debt securities, through arrangements with strategic partners, through obtaining credit from financial institutions or otherwise. The actual amount that the Company may be able to raise under these alternatives will depend on market conditions and other factors. As it seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms or at all. The Company's ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including but not limited to market and economic conditions, the Company's performance and investor sentiment with respect to it and its industry. The unaudited condensed interim consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
9

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three months ended March 31, 2024 and 2023
(In thousands of United States dollars, except shares and per share amounts)

Basis of consolidation

These unaudited condensed interim consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions were eliminated on consolidation. Subsidiaries are entities the Company controls when it is exposed, or has rights, to variable returns from its involvement in the entity and can affect those returns through its power to direct the relevant activities of the entity. Subsidiaries are included in the consolidated financial results of the Company from the date of acquisition up to the date of disposition or loss of control. At March 31, 2024, the Company's subsidiaries and respective ownership percentage have not changed from the year ended December 31, 2023, except as noted below.

During the three months ended March 31, 2024, the Company voluntarily dissolved the Cardiff Brand Corp. U.S. entity. Also during the three months ended March 31, 2024, the Company signed articles of organization for Just Brands FL LLC, a United States domestic limited liability company, which is 100% owned by the Company and has a functional currency of the United States dollar.

3. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

On July 5, 2023, the Company entered into a Share Purchase Agreement with Lisan Farma Colombia LLC ("Lisan"), a Delaware limited liability company, to sell all its shares in its Colombian related subsidiaries and its Colombian assets for a purchase price of CAD $0.8 million (USD $0.6 million). The sale relates to all of Flora's operations in Colombia, including its interest in (i) its 361-acre Cosechemos farm located in Giron, Colombia and its related processing facilities and inventory and (ii) all other assets relating to Flora Lab 2, Flora Lab 4 and Flora's Colombian food and beverage and consumer products business. The Company received proceeds of CAD $0.5 million during the year ended December 31, 2023 which completed the sale and transfer of Flora Growth Corp Colombia S.A.S, Flora Lab S.A.S., Flora Med S.A.S., Labcofarm Laboratorios S.A.S., Kasa Wholefoods Company S.A.S., Flora Growth Corp. Sucursal Colombia and Flora Beauty LLC Sucursal Colombia. The Company and Lisan completed the sale of Cosechemos Ya S.A.S on November 1, 2023.

The sale enabled the Company to concentrate on its core business divisions, which are lifestyle brands in the United States and international pharmaceutical distribution. The sale was part of several strategic changes to cut costs and streamline operations.

The following table summarizes the major classes of line items included in loss from discontinued operations, net of tax, for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Revenue	$-	$788
Cost of sales	-	657
Gross profit from discontinued operations	-	131
Operating expenses
Consulting and management fees	-	369
Professional fees	-	36
General and administrative	-	176
Promotion and communication	-	6
Operating lease expense	-	50
Depreciation and amortization	-	78
Other expense	-	124
Operating loss from discontinued operations	-	(708)
Interest expense	-	-
Net loss before income taxes	-	(708)
Income tax expense	-	11
Loss from discontinued operations	$-	$(719)
Basic loss per share from discontinued operations	$0.00	$(0.11)
Diluted loss per share from discontinued operations	$0.00	$(0.11)

The following table summarizes the significant operating and investing items related to the Colombian subsidiaries for the three months ended March 31, 2024 and 2023

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three months ended March 31, 2024 and 2023
(In thousands of United States dollars, except shares and per share amounts)
	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Operating activities of discontinued operations
Depreciation and amortization	$-	$78
Investing activities of discontinued operations
Purchases of property, plant and equipment	$-	$94

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

4. TRADE AND AMOUNTS RECEIVABLE

The Company's trade and amounts receivable are recorded at amortized cost. The trade and other receivables balance as at March 31, 2024 and December 31, 2023 consists of trade accounts receivable, amounts recoverable from the Government of Canada for Harmonized Sales Taxes ("HST"), as well as Value Added Tax ("VAT") from various jurisdictions, and other receivables.

	March 31, 2024	December 31, 2023
Trade accounts receivable	$2,595	$2,299
Allowance for expected credit losses	(317)	(315)
HST/VAT receivable	765	1,840
Other receivables	175	126
Total	$3,218	$3,950

Changes in the trade accounts receivable allowance in the three months ended March 31, 2024 relate to establishing an allowance for expected credit losses and reclassification of assets held for sale. There were $nil and less than $0.1 million in write-offs of trade receivables during the three months ended March 31, 2024 and 2023, respectively. The Company has no amounts written-off that are still subject to collection enforcement activity as at March 31, 2024. The Company's aging of trade accounts receivable is as follows:

	March 31, 2024	December 31, 2023
Current	$567	$218
1-30 Days	1,314	588
31-60 Days	236	577
61-90 Days	173	448
91-180 Days	238	401
180+ Days	67	67
Total trade receivables	$2,595	$2,299

5. INVENTORY

Inventory is comprised of the following:

	March 31, 2024	December 31, 2023
Raw materials and supplies	$1,053	$1,180
Finished goods	8,193	7,328
Total	$9,246	$8,508
11

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three months ended March 31, 2024 and 2023
(In thousands of United States dollars, except shares and per share amounts)

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2024	December 31, 2023
Land	$292	$298
Buildings	91	78
Machinery and office equipment	697	696
Vehicles	37	37
Total	1,117	1,109
Less: accumulated depreciation	(331)	(262)
Property, plant and equipment, net	$786	$847

Depreciation expense for the three months ended March 3, 2024 was less than $0.1 million, (March 31, 2023 - $0.1 million) and was recorded in depreciation and amortization in the unaudited condensed interim consolidated statements of loss and comprehensive loss.

See Note 8 for discussion of impairment of property, plant and equipment during the three months ended March 31, 2024.

7. INTANGIBLE ASSETS AND GOODWILL

A continuity of intangible assets for the three months ended March 31, 2024 is as follows:

	Trademarks and Brands	Patents	Total
Cost
At December 31, 2023	$1,892	$1,098	$2,990
Additions	-	-	-
At March 31, 2024	$1,892	$1,098	$2,990

Accumulated Amortization
At December 31, 2023	$1,132	$912	$2,044
Additions	31	7	38
At March 31, 2024	$1,163	$919	$2,082

Net book value at March 31, 2024	$729	$179	$908

Amortization expense for the three months ended March 31, 2024 was less than $0.1 million (March 31, 2023 - $0.8) and was recorded in depreciation and amortization in the unaudited condensed interim consolidated statements of loss and comprehensive loss.

At March 31, 2024, the weighted average amortization period remaining for intangible assets was 6.0 years.

At March 31, 2024, the estimated future amortization expense related to intangible assets is as follows:

2024	$115
2025	152
2026	152
2027	152
2028	152
Thereafter	185
Total	$908

8. ASSET IMPAIRMENT

As discussed in Note 14, on May 7, 2024, Just Brands agreed to a settlement and general release, whereby Just Brands will remove the products subject to the stop sales orders from the state of Florida and accept a five-year revocation of its food permit in the state of Florida. As a result of this settlement, the Company began negotiations to exit its current warehouse lease in Pompano Beach, FL, and searching for a new warehousing facility in a different state. The Company considered this to be an indicator of impairment and, thus, performed a quantitative analysis as of March 31, 2024 to determine if impairment existed by comparing the carrying amount of the operating lease right of use asset and related leasehold improvements to the future undiscounted cash flows the asset is expected to generate over its remaining life. This analysis indicated the asset values may not be recoverable. The Company then calculated the fair value of this asset using an income approach. As a result, the Company recorded an impairment of operating lease right of use assets and property, plant and equipment within its Vessel asset group within the house of brands segment totaling $0.9 million. These charges were recorded in the asset impairment caption on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

9. DEBT

Euro credit facility

The Company, through FGH, has credit facilities totaling 4.3 million Euro ($4.6 million USD), at three different banks in Germany. These arrangements are open ended without predetermined maturity dates. Principal and interest payments are due at the end of each term. Interest rates can change with each new amount drawn. As of March 31, 2024, the total outstanding amount on these credit facilities was 2.9 million Euro ($3.1 million USD) with interest rates ranging from 5.45% to 6.44% and due within the next twelve months. These credit facilities were secured by various guarantees, including joint and several guarantees of two managing directors of Phatebo, a subsidiary of FGH, and payment guarantees upon default.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three months ended March 31, 2024 and 2023
(In thousands of United States dollars, except shares and per share amounts)

10. LEASES

The Company's leases primarily consist of administrative real estate leases in Germany and the United States. Management has determined all the Company's leases are operating leases through March 31, 2024. Information regarding the Company's leases is as follows:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Components of lease expense
Operating lease expense	$165	$316
Short-term lease expense	142	55
Sublease income	(84)	-
Total lease expense	$223	$371

Other Information
Operating cash flows from operating leases	$345	$324
ROU assets obtained in exchange for new operating lease liabilities	1,247	97
Weighted-average remaining lease term in years for operating leases	3.7	2.9
Weighted-average discount rate for operating leases	8.9%	7.7%

Maturities of operating lease liabilities as of March 31, 2024 are as follows:

Thousands of United States dollars	Operating Leases
2024	$794
2025	766
2026	678
2027	505
2028	322
Thereafter	28
Total future lease payments	3,093
Less: imputed interest	(473)
Total lease liabilities	2,620
Less: current lease liabilities	(803)
Total non-current lease liabilities	$1,817

Some of the Company's leases contain renewal options to continue the leases for another term equivalent to the original term, which are generally up to five years. The lease liabilities above include renewal terms that management has executed or is reasonably certain of renewing, which only included leases that would have expired in 2024.

In April 2024, the Company began leasing 4,184 sq. ft. of office space in Fort Lauderdale, FL, for $8,000 a month, pursuant to a lease agreement that expires in March 2028.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three months ended March 31, 2024 and 2023
(In thousands of United States dollars, except shares and per share amounts)

The Company began subleasing retail space in Miami, Florida to a third party during the third quarter of 2023. The sublease agreement is effective through November 30, 2026 and contains one option to renew for five more years. The Company began subleasing warehousing and office space in Carlsbad, CA to a third party during the fourth quarter of 2023. The sublease is effective through August 31, 2027 and does not contain renewal options.

See Note 8 for discussion of impairment of operating lease right of use assets during the three months ended March 31, 2024.

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

Three months ended March 31, 2024

OTHER ISSUANCES

On March 8, 2024, the Company entered into a settlement agreement with a third party pursuant to which the Company issued 50,000 common shares of the Company, valued at $0.1 million, to a third party to settle outstanding amounts owed.

See Note 18 for subsequent issuance of shares.

12. SHARE BASED COMPENSATION

The Company's 2022 Incentive Compensation Plan (the "2022 Plan") and its previous "'rolling" stock option plan (the "Prior Plan") are described in the Company's 2023 Form 10-K.

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

Information relating to share options outstanding and exercisable as at March 31, 2024 and December 31, 2023 is as follows:

	Options Outstanding
	Number of options (in thousands)	Weighted average exercise	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding balance, December 31, 2023	49	$27.04	2.8	$-
Forfeited	(11)	$44.03	2.0	-
Outstanding balance, March 31, 2024	38	$22.25	2.7	$-
Exercisable balance, March 31, 2024	38	$22.25	2.7	$-

The total expense related to the options granted in the three months ended March 31, 2024 was less than $0.1 million (2023 total expense - $0.1 million). This expense is included in the share-based compensation line on the unaudited condensed interim consolidated statements of loss and comprehensive loss. Generally, the options granted in 2023 vest one to two years following the date of grant provided that the recipient is still employed or engaged by the Company.

At March 31, 2024 the total remaining stock option cost for nonvested awards is $nil.

RESTRICTED STOCK AWARDS

Restricted stock is a grant of common shares which may not be sold or disposed of, and which is subject to such risks of forfeiture and other restrictions as the Committee, in its discretion, may impose. A participant granted restricted stock generally has all of the rights of a shareholder of the Company, unless otherwise determined by the Committee. Subject to certain exceptions, the vesting of restricted stock awards is subject to the holder's continued employment or engagement through the applicable vesting date. Unvested restricted stock awards will be forfeited if the holder's employment or engagement ceases during the vesting period and may, in certain circumstances, be accelerated. The Company values restricted stock awards based on the closing share price of the Company's common shares as of the date of grant. The fair value of the restricted stock award is recorded as expense over the vesting period.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three months ended March 31, 2024 and 2023
(In thousands of United States dollars, except shares and per share amounts)

Information relating to restricted stock awards outstanding as at March 31, 2024 and December 31, 2023:

	Number of restricted stock awards	Weighted average grant date fair value
	Thousands
Balance, December 31, 2023	391	$1.41
Vested	(363)	(0.76)
Cancelled	(4)	(6.90)
Balance, March 31, 2024	24	$10.24

The total expense related to the restricted stock awards in the three months ended March 31, 2024 was less than $0.1 million ($0.5 million in the three months ended March 31, 2023). This expense is included in the share based compensation line on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

The outstanding restricted stock awards vest over the next two years provided the award holder is still employed or engaged by the Company. As of March 31, 2024, the Company had $0.1 million of unrecognized compensation expense related to restricted stock awards which will be recognized over the next two years.

13. WARRANTS

The following summarizes the number of warrants outstanding as of March 31, 2024:

	Number of warrants	Weighted average exercise price
	Thousands
Balance, December 31, 2023	2,384	$9.90
Balance, March 31, 2024	2,384	$9.90

Date of expiry	Warrants outstanding	Exercise price	Grant date fair value	Remaining life in years
	Thousands
November 18, 2026	221	$75.00	$6,729	2.64
November 18, 2027	23	66.00	1,055	3.64
December 8, 2027	25	8.80	149	3.69
September 21, 2028	691	2.50	712	4.48
September 21, 2028	55	2.39	81	4.48
March 21, 2029	1,369	2.50	1,120	4.98
	2,384	$9.90	$9,846	4.58

14. COMMITMENTS AND CONTINGENCIES

Provisions

The Company's current known provisions and contingent liabilities consist of the following as of March 31, 2024:

	Legal disputes	Sales tax	Total
Balance as at December 31, 2023	$2,962	$2,538	$5,500
Payments/Settlements	(7)	(168)	(175)
Additional provisions	1,007	158	1,165
Foreign currency translation	101	-	101
Balance as at March 31, 2024	$4,063	$2,528	$6,591

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three months ended March 31, 2024 and 2023
(In thousands of United States dollars, except shares and per share amounts)

The legal disputes balance as of March 31, 2024, relate to the settlement of a contractual dispute involving the Company. It involves a former shareholder of ACA Mueller, an entity that was part of the Company's acquisition of FGH in December 2022, who filed a statement of claim against a wholly owned subsidiary of the Company in the Constance Regional Court in Germany. In March 2024, the Constance Regional Court in Germany ordered the Company to pay the plaintiff $3.0 million plus interest thereon at a rate of 5% above the prime rate since September 6, 2020 in addition to 83% of the legal fees. The Company has since filed an appeal. While the Company believes that this claim is without merit, at this time the Company believes it is probable that a liability has been incurred and the Company is able to reasonably estimate the loss of $4.1 million, including $1.0 million of interest accrued in the three months ended March 31, 2024. As a result, without acknowledgement (explicitly or implicitly) of any amount of liability arising from this claim, the Company recognized a provision of $4.1 million to reflect the value of the claim. This dispute is covered under an indemnification agreement between the Company and the former Chief Executive Officer and shareholder of FGH. The Company intends to vigorously defend itself through appropriate legal proceedings. The $4.1 million is recorded within contingencies and within indemnification receivables on the unaudited condensed consolidated statements of financial position.

The settlement of legal disputes in 2024 related to the settlement of an action brought against the Company in the Ontario Superior Court of Justice by Gerardo Andres Garcia Mendez claiming that the Company was obligated to issue 3,000,000 common shares (pre-splits) to him for a purchase price of $0.05 per share as a result of alleged consulting services he performed in 2019. In December 2023, the Company entered into a settlement agreement with Mr. Garcia Mendez pursuant to which the Company will pay less than $0.1 million to Mr. Garcia Mendez to settle the dispute. The payment was made in January 2024. The amount was recorded within contingencies on the consolidated statements of financial position and expense on the consolidated statements of loss and comprehensive loss for the year ended December 31, 2023.

On April 30, 2024, a group representing the sellers of Just Brands LLC to Flora in February 2022 brought an action against the Company in the United States District Court for the Southern District of New York claiming that the Company failed to promptly issue additional shares in accordance with a specific formula set forth in the securities purchase agreement after the two-year anniversary of the closing, which occurred on February 24, 2024. The plaintiffs claim that they are entitled to 182,889 common shares and $38.0 million to complete the acquisition of Just Brands LLC. The Company has assessed the claims and concluded that it is probable that a liability has been incurred and that the Company is able to reasonably estimate the loss based on the fair value of 632,484 common shares of the Company. As at March 31, 2024, this value is $1.5 million and has been recorded in the contingent purchase considerations on the unaudited condensed interim consolidated statement of financial position.

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

Legal proceedings

The Company records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and where liability is probable. The Company is engaged from time-to-time in various legal proceedings and claims that have arisen in the ordinary course of business. The outcome of all the proceedings and claims against the Company is subject to future resolution, including the uncertainties of litigation. Based on information currently known to the Company and after consultation with outside legal counsel, management believes that the probable ultimate resolution of any such proceedings and claims, individually or in the aggregate, will not have a material adverse effect on the financial condition of the Company, taken as a whole as at March 31, 2024.

On November 1, 2023, Just Brands filed an Emergency Complaint for Declaratory Judgment and Injunctive Relief in the Southern District of Florida against the Florida Department of Agriculture and Consumer Services (the "Department") stemming from stop sale orders issued by the Department whereby the Department prohibited Just Brands from selling and moving most of its products. Relying on Florida Statute Section 581.217, which includes the definition of "attractive to children," the Department determined Just Brand's product could not be sold or moved because the products were manufactured in the shape of humans, cartoons, or animals; in a form that bears a reasonable resemblance to an existing candy product; and containing color additives. The Court ruled in favor of the Department and that Order was being appealed to the Eleventh Circuit Court of Appeals. Since then, the Department has initiated an Administrative Action claiming Just Brands moved product outside the State of Florida in violation of the stop sale orders. The statute provides for a penalty of up to $5,000 per violation. The Department sought to assess penalties on what they claimed to be a total of 215,154 violations (one for each package). The Company disputed their claim and intended to vigorously defend against this action. The Company has not accrued a liability as of March 31, 2024. The total value of inventory impacted by the stop sale orders was $1.9 million at March 31, 2024. On May 7, 2024, Just Brands and the Department agreed to a settlement and general release, whereby Just Brands will remove the products subject to the stop sales orders from the state of Florida, pay the Department $60,500 to reimburse the Department’s attorney’s fees, and accept a five-year revocation of its food permit in the state of Florida. By signing the release, Just Brands waived, settled and released all claims it had or might have against the Department.

On May 31, 2023, Maria Beatriz Fernandez Otero and Sara Cristina Jacome De Torres brought an action against the Company in the Ontario Superior Court of Justice claiming that the Company is obligated to issue 500,000 common shares (pre-splits) each for a purchase price of $0.05 per share. The plaintiffs claim that they are entitled to such shares as compensation for alleged consulting services performed. The Company disputes their claim and intends to vigorously defend against this action. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of March 31, 2024.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three months ended March 31, 2024 and 2023
(In thousands of United States dollars, except shares and per share amounts)

On May 31, 2023, Ramon Ricardo Castellanos Saenz and Miriam Ortiz brought an action against the Company in the Ontario Superior Court of Justice claiming that the Company is obligated to issue 1,500,000 common shares (pre-splits) each for a purchase price of $0.05 per share. The plaintiffs claim that they are entitled to such shares as compensation for alleged consulting services performed. The Company disputes their claim and intends to vigorously defend against this action. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of March 31, 2024.

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

On February 3, 2023, an action was brought in the Ontario Superior Court of Justice by Nathan Shantz and Liberacion e Inversiones S.A. against various parties including Clifford Starke, the Company's current CEO and FGH's former Chief Executive Officer, and FGH. The statement of claim alleges that, prior to the closing of the Arrangement, 8,831,109 FGH shares purportedly owned by the plaintiffs were wrongfully transferred to third parties, in part through alleged unauthorized steps taken by Mr. Starke. Plaintiffs seek, among other things, a declaration that they are the rightful owners of the shares or, in the alternative, damages. Against FGH, they claim a declaration that, by virtue of the alleged unauthorized transfer of shares, FGH acted oppressively and seek damages in the amount of $4.0 million. The defendants have brought motions to stay the proceedings on the grounds that the Ontario court lacks jurisdiction over the claim. In the event FGH should incur any losses in connection with this matter, such losses are to be indemnified by Mr. Starke subject to the maximum threshold of the indemnity agreement. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of March 31, 2024.

The total amount claimed against the former entities of FGH currently exceeds the maximum $5.0 million of the indemnification agreement. However, the Company is estimating the likelihood of loss in these cases will not exceed $4.1 million.

15. LOSS PER SHARE

The Company calculates basic earnings per share based upon the weighted average number of common shares outstanding during the period, while the calculation of diluted earnings per share includes the dilutive effect of potential common shares outstanding during the period. The calculation of diluted earnings per share excludes all potential common shares if their inclusion would have an anti-dilutive effect. Restricted stock award recipients under the 2022 Plan have a non-forfeitable right to receive dividends declared by the Company and are therefore included in computing earnings per share.

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Stock options	38	275
Warrants	2,384	960
Restricted stock awards	24	198
JustCBD potential additional shares to settle contingent consideration	632	657
Total anti-dilutive	3,078	2,090

16. FINANCIAL INSTRUMENTS

Fair value

The Company's financial instruments measured at amortized cost as at March 31, 2024 and December 31, 2023 consist of cash, trade and amounts receivable, loans receivable, trade payables, contingencies, accrued liabilities, lease liabilities, and debt and loans payable. The amounts reflected in the unaudited condensed interim consolidated statements of financial position approximate fair value due to the short-term maturity of these instruments.

Financial instruments recorded at the reporting date at fair value are classified into one of three levels based upon the fair value hierarchy. Items are categorized based on inputs used to derive fair value based on:

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three months ended March 31, 2024 and 2023
(In thousands of United States dollars, except shares and per share amounts)

Level 1 - quoted prices that are unadjusted in active markets for identical assets or liabilities

Level 2 - inputs other than quoted prices included in level 1 that are observable for the asset/liability either directly or indirectly; and

Level 3 - inputs for the instruments are not based on any observable market data.

The Company's contingent purchase considerations consist of the estimated fair value of contingent purchase consideration from the acquisitions of JustCBD in February 2022 and Original Hemp in March 2023. The amount for JustCBD is measured at FVPL as a Level 2 fair value financial instrument within the fair value hierarchy as at March 31, 2024. The fair value was determined using a simplified calculation which took the expected shares to be issued (632,484) multiplied by the Company's closing share price at March 31, 2024 ($2.31).  The amount for Original Hemp is measured at FVPL as a Level 3 fair value financial instrument within the fair value hierarchy as at March 31, 2024. The fair value was determined using discounted cash flow models utilizing two different rates, high (25.1%) and low (18.4%), to estimate the present value of the future cash outflows.  As valuations of investments for which market quotations are not readily available are inherently uncertain, may fluctuate within short periods of time and are based on estimates, determination of fair value may differ materially from the values that would have resulted if a ready market existed for the investments. Such changes may have a significant impact on the Company's financial condition or operating results.

The following tables present information about the Company's financial instruments and their classifications as at March 31, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Fair value measurements at March 31, 2024 using:

	Level 1	Level 2	Level 3	Total
Financial liabilities:
Contingent purchase consideration from asset acquisitions and business combinations	$-	$1,461	$241	$1,702

Fair value measurements at December 31, 2023 using:

	Level 1	Level 2	Level 3	Total
Financial liabilities:
Contingent purchase consideration from asset acquisitions and business combinations	$-	$854	$241	$1,095

17. SEGMENTED INFORMATION

The Company reports its financial results for the following two operating segments, which are also its reportable segments: commercial and wholesale (primarily FGH subsidiaries) and house of brands (primarily JustCBD and Vessel subsidiaries). These segments reflect how the Company's operations are managed, how the Company Chief Executive Officer, who is the chief operating decision maker, allocates resources and evaluates performance, and how the Company's internal management financial reporting is structured.

For the year ended December 31, 2023, the Company had three operating segments, which were also its reportable segments: commercial and wholesale, house of brands and pharmaceuticals (formerly the Grupo Farmaceutico Cronomed and Breeze Laboratory subsidiaries in Colombia). Due to the sale of the Colombian subsidiaries during 2023 and the resulting reclassification into discontinued operations, the Company no longer reports a pharmaceuticals segment.

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

Information regarding the Company's segments is summarized as follows:

	For the three months ended	For the three months ended
	March 31, 2024	March 31, 2023
Net Sales
Commercial & Wholesale	$11,342	$7,958
House of Brands	8,020	13,765
Eliminations	(1,331)	(2,404)
	$18,031	$19,319

Net (Loss) Income from Continuing Operations
Commercial & Wholesale	$(236)	$140
House of Brands	(967)	(354)
Corp & Eliminations	(2,171)	(2,972)
	$(3,374)	$(3,186)

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three months ended March 31, 2024 and 2023
(In thousands of United States dollars, except shares and per share amounts)
As at	March 31, 2024	December 31, 2023
Assets
Commercial & Wholesale	$10,473	$9,096
House of Brands	11,377	11,608
Corp & Eliminations	2,424	2,922
	$24,274	$23,626

Disaggregation of net sales by geographic area:

	For the three months ended	For the three months ended
	March 31, 2024	March 31, 2023
Net Sales
United States	$6,518	$10,999
Germany	11,343	7,958
United Kingdom	170	362
	$18,031	$19,319

18.        SUBSEQUENT EVENTS

ACQUISTION OF TRUHC HOLDING GMBH ("TRUHC")

On April 16, 2024, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with TruHC Holding GmbH (the "Seller") pursuant to which the Company will acquire all of the issued and outstanding shares of TruHC Pharma GmbH in exchange for 2,770,562 common shares of the Company (the "Purchase Price").

The Purchase Price will be paid and satisfied by the Company in two closings. At the first closing on April 22, 2024, the Company issued 2,135,199 of its common shares, which is equal to 19.99% of the Company's issued and outstanding common shares prior to signing the Purchase Agreement, to Seller. On the second closing (the "Second Closing"), the Company will issue 635,363 of its common shares to Seller after receiving shareholder approval for such issuance in accordance with the rules of the Nasdaq Stock Market at its next special or annual general meeting of shareholders.

Under the Purchase Agreement, the Company is required to take all necessary steps and make commercial best efforts to convene a shareholder meeting as soon as reasonably practicable to approve the Second Closing and to recommend the approval of the Second Closing to the Company's shareholders. The Purchase Agreement contains other customary terms, representations, warranties, covenants and closing conditions for a transaction of this nature.

Due to the timing of the closing of this transaction, purchase accounting is incomplete. The Company is evaluating the potential effects of this acquisition on the financial statements. The acquisition will be accounted for in accordance with Accounting Standards Codification ("ASC") Topic 805, "Business Combinations".

APRIL EQUITY OFFERING

On April 4, 2024, Flora entered into an underwriting agreement with Aegis Capital Corp. ("Aegis") as underwriter, relating to the offering, issuance and sale of up to 1,700,000 of the Company's common shares ("Common Shares"), no par value per Common Share, at a public offering price of $1.90 per Common Share.

The offering closed on April 8, 2024. The net proceeds to the Company for the offering was approximately $2.8 million, after deducting the underwriting discounts and commissions and estimated offering expenses.

The offering of the securities described above was made pursuant to the Company's effective shelf registration statement on Form S-3 (Registration No. 333-274204), filed with the Securities and Exchange Commission (the "SEC") on August 25, 2023 and amended on August 30, 2023, which was declared effective, on September 6, 2023, and the base prospectus included therein, as supplemented by the preliminary prospectus supplement filed with the SEC on April 4, 2024 and the final prospectus supplement with the SEC on April 5, 2024.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three months ended March 31, 2024 and 2023
(In thousands of United States dollars, except shares and per share amounts)

Aegis acted as sole underwriter for the offering. The Company agreed to provide Aegis an underwriting discount of 7.0% for underwriter-introduced investors and an underwriting discount of 3.0% for Company-introduced investors. The Company reimbursed Aegis for certain of its expenses, in an amount of up to $0.1 million, including legal fees.

The Company's CEO, Clifford Starke, subscribed to purchase 1,000,000 of the Common Shares at the public offering price of $1.90 per Common Share

AT THE MARKET ("ATM") OFFERING

On April 26, 2024, the Company entered into an ATM Issuances Sales Agreement (the "Sales Agreement") with Aegis Capital Corp. (the "Agent") pursuant to which the Company may sell from time to time, at its option, common shares through the Agent in its capacity as sales agent. The sale of common shares, if any, will be made under the Company's registration statement filed on Form S-3 (File No. 333-274204) (the "Registration Statement"), by any method that is deemed to be an "at the market offering" as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the "Securities Act").

Subject to the terms and conditions of the Sales Agreement, the Agent will use its commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the Nasdaq Capital Market to sell on the Company's behalf all of the common shares requested to be sold by the Company. The Agent will offer the common shares, subject to the terms and conditions of the Sales Agreement, on a daily basis or as otherwise agreed upon by the Company and the Agent. The Company will designate the maximum amount of common shares to be sold through the Agent on a daily basis or otherwise determine such maximum amount, together with the Agent. The Company may instruct the Agent not to sell common shares if the sales cannot be effected at or above the price designated by the Company in any such instruction. The Company or the Agent may suspend the offering of common shares being made through the Agent under the Sales Agreement upon proper notice to the other parties.

The aggregate compensation payable to the Agent, on behalf of the Agent, shall be up to 3.0% of the aggregate gross proceeds from each sale of the common shares sold through the Agent pursuant to the Sales Agreement. In addition, the Company has agreed in the Sales Agreement to provide indemnification and contribution to the Agent against certain liabilities, including liabilities under the Securities Act.

The Company is not obligated to make any sales of common shares under the Sales Agreement. The offering of common shares pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement by the Company or by the Agent, only with respect to itself, under the circumstances specified in the Sales Agreement. The Company has yet to sell any of its common shares under the Sales Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented. This discussion should be read in conjunction with (a) our unaudited condensed consolidated financial statements and related notes contained elsewhere in Part I, Item 1, "Financial Statements" of this Quarterly Report, and (b) Part I, Item 1A "Risk Factors", Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes in our 2023 Annual Report. As discussed in the section above titled "Cautionary Statement Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included under Part II, Item 1A below and included under Part I, Item 1A in our 2023 Annual Report.

Amounts are expressed in United States dollars ("$" or "USD") unless otherwise stated to be in Canadian dollars ("CAD"), Euro ("€" or "EUR"), or Colombia pesos ("COP"). Amounts stated in foreign currencies include approximate USD amounts based on exchange rates on March 31, 2024. Variance, ratio, and percentage changes in this section are based on unrounded numbers. This section reports the Company's activities through March 31, 2024, unless otherwise indicated.

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

Consistent profitability and positive operating cash flows. A key determinant of the Company's success is to deliver profitable results and positive cashflows from operating activities. The Company's results have not yet achieved the prerequisite consistency to achieve self-sufficiency. Since its inception, only the third quarter of 2023 yielded net income and positive cashflows from operating activities. There is no assurance that the Company will be able to produce adequate levels of sustained profitability and cash flow positive, or at all. These factors, amongst others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 of the Company's unaudited condensed interim consolidated financial statements for the three months ended March 31, 2024. For more information, see Item 1A "Risk Factors" in the Company's 2023 Annual Report.

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

Public Company Costs

We are a public company, which requires additional staff and the implementation of processes and procedures to address public company regulatory requirements and customary practices. We expect to continue to incur substantial additional annual expenses for, among other things, directors' and officers' liability insurance and additional internal and external costs for investor relations, accounting, audit, legal, and other functions.

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

On May 2, 2024, the Board appointed Mr. Brendan Cahill as a director and member of each of the Company's audit committee, compensation committee and nominating and corporate governance committee.

After giving effect to Mr. Cahill's appointment, the audit committee of the Board has three independent members as required by Nasdaq Listing Rule 5605(c)(2)(A). As a result of the foregoing, the Company has regained compliance with the audit committee composition requirements of Nasdaq Listing Rule 5605(c)(2)(A).

Key Components of Results of Operations

Revenue

The Company primarily generates revenue as a distributor of pharmaceutical goods, and a manufacturer and reseller of a range of cannabis-based and complementary products. The Company has two major revenue groups, which are also its two reportable segments:

(1) House of Brands; and

(2) Commercial and Wholesale.

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

Cost of sales

The Company includes the cost of raw materials and supplies, purchased finished goods and changes in inventory reserves in cost of sales for each of its two reportable segments. Raw materials include the purchase cost of the materials, freight-in and duty. Finished goods include the cost of direct materials and labor and a proportion of manufacturing overhead allocated based on normal production capacity. Inventory reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The primary factors that can impact cost of goods sold on a period-to-period basis include the volume of products sold, the mix of products sold, third-party quality costs, transportation, overhead allocations and changes in inventory provisions.

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

Results of Operations

The following tables provide sets forth the Company's consolidated results of operations for the three months ended March 31, 2024 and 2023 (in thousands). The period-to-period comparisons of the Company's historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data have been derived from our unaudited condensed interim consolidated financial statements for the three months ended March 31, 2024 and 2023 included elsewhere in this Quarterly Report.

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Revenue	$18,031	$19,319
Cost of sales	14,177	13,973
Gross profit	3,854	5,346
Consulting and management fees	2,302	3,671
Professional fees	453	(3)
General and administrative	442	352
Promotion and communication	1,104	1,308
Travel expenses	69	132
Share based compensation	10	654
Research and development	47	16
Operating lease expense	165	316
Depreciation and amortization	74	864
Bad debt expense	47	29
Asset impairment	898	-
Other expenses, net	728	377
Operating loss	(2,485)	(2,370)
Non-operating expenses	761	894
Net loss before taxes and discontinued operations	(3,246)	(3,264)
Income tax	128	(78)
Net loss from continuing operations	(3,374)	(3,186)
Loss from discontinued operations	-	(719)
Net loss for the period	$(3,374)	$(3,905)

For the Three Months Ended March 31, 2024, and 2023

Stop Sale Order by Florida Department of Agriculture and Consumer Services Division of Food Safety (the "Department")

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

On January 22, 2024, the Department issued a stop sale order on 231 hemp extract and other products distributed by Just Brands primarily on the basis that such products were determined to be attractive to children with the product and/or labels in the shape of an animal, human, or cartoon; or bears any reasonable resemblance to an existing candy product, or branded food product. As a result, Just Brands has stopped distributing these products in the State of Florida. There is no assurance that these products can be sold in another jurisdiction, or at all.

On April 2, 2024, the Department issued a stop sale order on 84 hemp extract and other products distributed by High Roller primarily on the basis that such products were determined to be attractive to children with the product and/or labels in the shape of an animal, human, or cartoon; or bears any reasonable resemblance to an existing candy product, or branded food product. As a result, Higher Roller has stopped distributing these products in the State of Florida. There is no assurance that these products can be sold in another jurisdiction, or at all.

On May 7, 2024, Just Brands and the Department agreed to a settlement and general release, whereby Just Brands will remove the products subject to the Stop Sales Orders from the state of Florida, pay the Department $60,500 to reimburse the Department’s attorney’s fees, and accept a five-year revocation of its food permit in the state of Florida. By signing the release, Just Brands waived, settled and released all claims it had or might have against the Department.

The Company estimates that the disruption from these stop sale orders had an unfavorable impact of $0.7 million on revenue during the three months ended March 31, 2024. The total value of inventory impacted by the stop sale orders was $1.9 million at March 31, 2024.

Revenue

Revenue totaled $18.0 million and $19.3 million for the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily driven by the following:

  JustCBD contributed $5.4 million in the three months ended March 31, 2024 compared to $9.8 million in the three months ended March 31, 2023. The decrease was driven by the Company's decision to discontinue several unprofitable product lines during 2023, as well as the stop sales orders discussed above.
  Vessel contributed $1.3 million in the three months ended March 31, 2024, compared to $1.6 million in the three months ended March 31, 2023.
  This was partially offset by an increase at FGH, which contributed $11.3 million in the three months ended March 31, 2024, compared to $8.0 million in the three months ended March 31, 2023.

Gross Profit

Gross profit totaled $3.9 million and $5.3 million for the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily driven by the decreased sales at JustCBD, which contributed $2.7 million in the three months ended March 31, 2024 compared to $4.0 million in the three months ended March 31, 2023. The remaining fluctuation is due to decreased gross margins at Vessel with $0.5 million in the three months ended March 31, 2024 compared to $0.7 million in the three months ended March 31, 2023. As a percentage of net sales, or gross margin, the Company reported 21% and 28% for the three months ended March 31, 2024 and 2024, respectively. The decrease is primarily due to unfavorable mix, with increased Sales at FGH which distributes relatively lower margin pharmaceuticals.

Operating Expenses

Operating expenses totaled $6.3 million and $7.7 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The decrease is seen across multiple expense categories and is due to management’s cost-cutting initiatives implemented during the second half of 2023.

Consulting and Management Fees

Consulting and management fees were $2.3 million for the three months ended March 31, 2024 compared to $3.7 million for the three months ended March 31, 2023. These fees are related to employment and consulting contracts with most of the Company's management, as well as directors. The decrease is primarily due a substantial reduction in the Company's corporate office headcount that resulted in $1.2 million lower expenses in the quarter.

Professional Fees

Professional fees totaled $0.5 million for the three months ended March 31, 2024 compared to less than $0.1 million for the three months ended March 31, 2023. These expenses are associated with legal, accounting and audit services. In the three months ended March 31, 2023, the Company received credit notes from certain service providers.

General and Administrative Expenses

General and administrative expenses totaled $0.4 million for both the three months ended March 31, 2024 and the three months ended March 31, 2023. The primary expenses included in both periods were filing services and shareholder communications, as well as professional dues and subscriptions.

Promotion and Communication Expenses

Promotion and communication expenses totaled $1.1 million for the three months ended March 31, 2024 compared to $1.3 million for the three months ended March 31, 2023. The decrease is due to reduced sales as well as cost-cutting initiatives by the Company aimed at the minimization of corporate overhead. Promotion expenses incurred in the period largely relate to the nature of JustCBD's business model, which is centered around promoting its products as a method for stimulating revenue growth.

Travel Expenses

Travel expenses totaled $0.1 million for both the three months ended March 31, 2024 and the three months ended March 31, 2023. These expenses were for various trips related to the subsidiaries and the Company's promotional activities.

Share-based Compensation Expenses

Share based compensation expenses totaled less than $0.1 million for the three months ended March 31, 2024 compared to $0.7 million for the three months ended March 31, 2023. These expenses represent the amortization of the fair value of share-based payments. The decrease is primarily due to the granting of fewer stock based compensation awards during 2023 than in 2022.

Research and Development Expenses

Research and development expenses totaled less than $0.1 million for both the three months ended March 31, 2024 and the three months ended March 31, 2023. Research and development expenses consist primarily of contract research fees, manufacturing, consultant fees, and costs related to the launch of new brands for the Vessel business.

Operating Lease Expenses

Operating lease expenses totaled $0.2 million for the three months ended March 31, 2024 compared to $0.3 million for three months ended March 31, 2023. The decrease is due to the impairment of the right-of-use operating lease assets during 2023.

Depreciation and Amortization Expense

Depreciation and amortization expenses totaled $0.1 million for the three months ended March 31, 2024 compared to $0.9 million for the three months ended March 31, 2023. The decrease is primarily due to the impairment recorded on the Company's long-lived assets during 2023.

Bad Debt Expense

Bad debt expense totaled less than $0.1 million for both the three months ended March 31, 2024 and the three months ended March 31, 2023. The amounts reflect the Company's estimate of lifetime expected losses related to outstanding trade receivables.

Asset Impairment

Asset impairment totaled $0.9 million for the three months ended March 31, 2024 compared to $nil for the three months ended March 31, 2023. The amount in 2024 represents impairment of the operating lease right of use assets and property, plant and equipment at Vessel.

Other Expenses

Other expenses totaled $0.7 million for the three months ended March 31, 2024 compared to $0.4 million for the three months ended March 31, 2023. For both periods, these expenses consist mainly of insurance, repairs and maintenance and royalties partially offset by miscellaneous incomes. The increase is due to higher royalty fees.

Non-operating Expenses

Flora realized $0.8 million in non-operating expenses for the three months ended March 31, 2024 compared to non-operating expense of $0.9 million for the three months ended March 31, 2023. These expenses consist of unrealized losses from changes in fair value, interest (income) expense and foreign exchange loss (gain). The decrease in expense is primarily due to a $0.6 million loss on the value of the contingent consideration related to the JustCBD acquisition during the three months ended March 31, 2024 compared to a $0.8 million loss during the three months ended March 31, 2023.

Income Tax Benefit

We recognized $0.1 million expense and $0.1 million in income tax benefit for the three months ended March 31, 2024 and 2023, respectively. Our effective tax rate during the periods ended March 31, 2024 and 2023 was -3.9% and 2.4%, respectively. We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we consider such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to believe our deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance remains recorded against net deferred taxes as of March 31, 2024 and 2023. The income tax benefit in the three months ended March 31, 2023 is primarily related to the tax effect of the amortization on the intangible assets at FGH.

Loss from Discontinued Operations

Loss from discontinued operations totaled $nil in the three months ended March 31, 2024 compared to loss from discontinued operations of $0.7 million in the three months ended March 31, 2023. The sale of the Colombian entities was completed during the third and fourth quarters of 2023.

Net Loss

Flora recorded a net loss of $3.4 million for the three months ended March 31, 2024 compared to a net loss of $3.9 million for the three months ended March 31, 2023. This decrease in net loss is driven by lower operating expenses of $1.4 million and the $0.7 million loss from the disposed Colombia operations in 2023 partially offset by lower gross profit of $1.5 million.

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

The reconciliation of the Company's Adjusted EBITDA, a non-U.S. GAAP financial measure, to net income (loss) from continuing operations, the most directly comparable U.S. GAAP financial measure, for the three months ended March 31, 2024 is presented in the table below:

(In thousands of United States dollars)	JustCBD	Vessel	Phatebo	Corporate & Other	Consolidated
Net income (loss) from continuing operations	$110	$(1,077)	$(6)	$(2,401)	$(3,374)
Income tax expense	-	-	64	64	128
Interest expense (income)	-	-	36	(14)	22
Depreciation and amortization	48	17	6	3	74
EBITDA	158	(1,060)	100	(2,348)	(3,150)
Non-operating loss (1)	1	-	-	131	132
Share based compensation	-	-	-	10	10
Asset impairment	-	864	-	34	898
Unrealized loss from changes in fair value (2)	-	-	-	607	607
Adjusted EBITDA	$159	$(196)	$100	$(1,566)	$(1,503)

The reconciliation of the Company's Adjusted EBITDA, a non-U.S. GAAP financial measure, to net income (loss) from continuing operations, the most directly comparable U.S. GAAP financial measure, for the three months ended March 31, 2023 is presented in the table below:

(In thousands of United States dollars)	JustCBD	Vessel	Phatebo	Corporate & Other	Consolidated
Net income (loss) from continuing operations	$246	$(557)	$54	$(2,929)	$(3,186)
Income tax expense (recovery)	-	-	25	(103)	(78)
Interest expense (income)	3	-	21	(1)	23
Depreciation and amortization	196	352	7	309	864
EBITDA	445	(205)	107	(2,724)	(2,377)
Non-operating (gain) (1)	(2)	-	-	(10)	(12)
Share based compensation	-	-	-	654	654
Unrealized loss from changes in fair value (2)	-	-	-	883	883
Charges related to the flow-through of inventory step-up on business combinations	-	-	45	-	45
Adjusted EBITDA	$443	$(205)	$152	$(1,197)	$(807)

(1) Non-operating loss (gain) includes foreign exchange losses.

(2) Unrealized loss from changes in fair value includes changes in the value of the Company's contingent consideration associated with its acquisition of JustCBD.

Liquidity and Capital Resources

Since the Company's inception, we have funded our operations and capital spending through cash flows from product sales and proceeds from the sale of our capital stock. The Company is generating cash from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support our business growth and expansion. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and unaudited condensed interim consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows in the foreseeable future. Our current principal sources of liquidity are cash and cash equivalents provided by our operations and prior equity offerings. Cash consists primarily of cash on deposit with banks. Cash was $4.2 million and $4.4 million as of March 31, 2024, and December 31, 2023, respectively. As of March 31, 2024, the Company's current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they come due within twelve months from the date the unaudited condensed interim consolidated financial statements were issued. The unaudited condensed interim consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's ability to execute its operating plans depends on its ability to obtain additional funding through equity offerings, debt financing, or other forms of financing to meet planned growth requirements and to fund future operations, which may not be available on acceptable terms, or at all. If we are unable to raise the requisite funds, we will need to curtail or cease operations. See Note 2 to the Company's unaudited condensed interim consolidated financial statements included elsewhere in this Quarterly Report and to the Company's audited consolidated financial statements for the years ended December 31, 2023, and 2022, included in the 2023 Annual Report, for more information, and "Part I., Item IA Risk Factors - Management has performed an analysis of our ability to continue as a going concern, and has determined that, based on our current financial position, there is a substantial doubt about our ability to continue as a going concern" in the Company's 2023 Annual Report. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In the long term, we will be required to obtain additional financing to fund our current planned operations, which may consist of incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. There can be no assurance that the Company will be able to obtain additional funds on terms acceptable to it, on a timely basis or at all. The failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the results of operations, and financial condition. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing shareholders will be diluted. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

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

(In thousands of United States dollars)	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Cash used in operating activities	$(1,340)	$(4,324)
Cash from (used in) financing activities	1,188	(19)
Cash used in investing activities	(88)	(102)
Effect of exchange rate change	46	167
Change in cash during the period	(194)	(4,278)
Cash, beginning of period	4,385	9,537
Cash included in assets held for sale	-	(203)
Cash, end of period	$4,191	$5,056

Cash used in Operating Activities

Net cash used in operating activities in the three months ended March 31, 2024 was $1.3 million compared to net cash used in operating activities of $4.3 million for the three months ended March 31, 2023. Cash flows used in operating activities for the periods ended March 31, 2024 and 2023 were due primarily to operating expenses exceeding the gross profit for the periods.

Cash provided by (used in) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 totaled $1.2 million compared to net cash used in financing activities of less than $0.1 million for the three months ended March 31, 2023. Cash flows provided from financing activities for the period ending March 31, 2024 were due to net borrowings on the credit facilities in Germany through the Company's Phatebo subsidiary. Cash flows used in financing activities for the period ended March 31, 2023 were related to loan repayments through the Company's JustCBD subsidiary.

Cash used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 and 2023 totaled $0.1 million for both periods. Cash flows used in investing activities for the period ended March 31, 2024 were primarily related to the purchases of property, plant and equipment. Cash flows used in investing activities for the period ended March 31, 2023 were primarily related to the purchases of property, plant and equipment, and intangible assets.

Working Capital

As of March 31, 2024, we had working capital of $2.4 million, including $4.2 million of cash. The Company's primary cash flow needs are for the development of its operating activities, administrative expenses and for general working capital to support growing sales with related receivables and payables.

Funding Requirements

Our continued existence is dependent on our ability to generate positive cash flows through synergies within our operations, expanding our production capacity and geographic footprint, exploring strategic partnerships, and pursuing accretive acquisitions to supplement our organic growth. We are committed to attaining a level of sustained growth that will effectively offset our overhead costs, thereby paving the path to achieving profitability. We will be required in the future to raise additional capital through either equity or debt financings. To date, we have raised capital through multiple equity offerings. There were no equity offerings in the periods ended March 31, 2024 and March 31, 2023. On April 8, 2024, the Company closed a registered direct offering of 1,700,000 common shares of the Company at a price of $1.90 per common share for gross proceeds of $2.8 million. On April 26, 2024, the Company entered into an At-The-Market Issuance Sales Agreement with Aegis Capital Corp. (the "Agent") pursuant to which the Company may sell from time to time, at its option, common shares through the Agent in its capacity as sales agent, common shares with an aggregate value of up to $3.8 million.

Debt

In addition to the equity offerings described above, the Company also has access to credit facilities through its FGH subsidiary. The credit facilities total 4.3 million Euros with three different German banks and are secured by either joint and several guarantees or default guarantees. On March 31, 2024, the outstanding amount was 2.9 million Euros ($3.1 million USD) and was due within the next twelve months. The credit facilities have interest rates ranging from 5.45% to 6.44% per year and does not have a set maturity date. The interest rate is reset every time a new amount is drawn.

Off-Balance Sheet Arrangements

As of March 31, 2024, the Company did not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on its results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Contractual Obligations

At March 31, 2024, the Company had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

(In thousands of United States dollars)	Total	Less than 1 Year	1 - 3 Years	More than 3 Years
Legal disputes (1)	$4,063	$4,063	$-	$-
Sales tax (1)	2,528	2,528	-	-
Contingent purchase consideration (2)	1,702	1,702	-	-
Operating lease obligations (3)	3,093	794	1,444	855
Debt (4)	3,078	3,078	-	-
Total	$14,464	$12,165	$1,444	$855

(1) See Note 14 of the Company's unaudited condensed interim consolidated financial statements, included elsewhere in this Quarterly Report.

(2) Contingent purchase consideration related to the February 2022 acquisition of JustCBD and the March 2023 acquisition of Original Hemp.

(3) See Note 10 of the Company's unaudited condensed interim consolidated financial statements, included elsewhere in this Quarterly Report.

(4) See Note 9 of the Company's unaudited condensed interim consolidated financial statements, included elsewhere in this Quarterly Report.

Critical Accounting Estimates

For information regarding our critical accounting policies and estimates, see "Critical Accounting Estimates" included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Annual Report.

Recently Adopted Accounting Principles

There were no new accounting standards issued during the three months ended March 31, 2024 that impacted the Company. See Note 3, Significant Accounting Policies, of the notes to the consolidated financial statements for the year ended December 31, 2023 for a discussion of recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and the regulations promulgated thereunder) as of March 31, 2024 (the "Evaluation Date"). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings described in Item 3 of our 2023 Annual Report, other than as disclosed in Note 14 of the Company's unaudited condensed interim consolidated financial statements, included in Item 1 of Part I of this Quarterly Report.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Flora Growth Corp.	1-A	2.1	10/10/2019

3.2	Articles of Amendment of Flora Growth Corp. effective April 30, 2021	F-1	3.3	11/16/2021

3.3	Articles of Amendment of Flora Growth Corp. effective June 9, 2023	8-K	3.1	07/07/2023

3.4	Bylaw No. 1-A of Flora Growth Corp.	6-K	99.3	07/06/2022

10.1	Letter Agreement by and between Flora Growth Corp. and TruHC Holding GmbH, dated April 1, 2024	8-K	10.1	04/04/2024

10.2	Underwriting Agreement, dated April 4, 2024, by and between the Company and Aegis Capital Corp.	8-K	1.1	04/08/2024

10.3	Stock Purchase Agreement dated April 16, 2024, by and between Flora Growth Crop. and TruHC Holding GmbH	8-K	10.1	04/16/2024

10.4	Sales Agreement by and among Flora Growth Corp. and Aegis Capital Corp., dated April 26, 2024	8-K	1.1	04/29/2024

31.1*	Certification of Principal Executive Officer of Flora Growth Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer of Flora Growth Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer of Flora Growth Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer of Flora Growth Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

# Indicates management contract or compensatory plan or arrangement.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 14, 2024		Flora Growth Corp.

	By:	/s/ Clifford Starke
Clifford Starke
Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2024

	By:	/s/ Dany Vaiman
Dany Vaiman
Chief Financial Officer (Principal Financial and Accounting Officer)