Form 10-Q
period 2024-06-30
Flora Growth Corp.
filed 2024-08-12
CIK 1790169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
Yes ☐  No ☒

As of August 9, 2024, the registrant had 13,366,535 shares of its common shares, no par value ("Common Shares") outstanding.

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

PART I

Item 1. Financial Statements

Flora Growth Corp.

Table of Contents

Unaudited Condensed Interim Consolidated Financial Statements:	Page

Unaudited Condensed Interim Consolidated Statements of Financial Position as of June 30, 2024 and December 31, 2023	5

Unaudited Condensed Interim Consolidated Statements of Loss and Comprehensive Loss for the Three and Six Months Ended June 30, 2024 and 2023	6

Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders' Equity (Deficiency) for the Three and Six Months Ended June 30, 2024 and 2023	7

Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023	8

Notes to Unaudited Condensed Interim Consolidated Financial Statements	9

Flora Growth Corp.
Unaudited Condensed Interim Consolidated Statements of Financial Position
(in thousands of United States dollars, except share amounts which are in thousands of shares)

As at:	June 30, 2024	December 31, 2023
ASSETS
Current
Cash	$6,127	$4,350
Restricted cash	35	35
Trade and amounts receivable, net of $487 allowance ($315 at December 31, 2023)	3,281	3,950
Prepaid expenses and other current assets	1,034	1,368
Indemnification receivables	4,138	3,153
Inventory	6,747	8,508
Total current assets	21,362	21,364
Non-current
Property, plant and equipment	806	847
Operating lease right of use assets	1,490	389
Intangible assets	4,031	946
Goodwill	2,293
Other assets	101	80
Total assets	$30,083	$23,626
LIABILITIES
Current
Trade payables	$4,620	$5,111
Contingencies	6,674	5,500
Debt	2,415	1,931
Current portion of operating lease liability	801	799
Contingent purchase considerations	829	1,095
Other accrued liabilities	3,045	1,844
Total current liabilities	18,384	16,280
Non-current
Non-current operating lease liability	2,398	942
Deferred tax	1,028	-
Total liabilities	21,810	17,222
SHAREHOLDERS' EQUITY
Share capital, no par value, unlimited authorized, 13,367 issued and outstanding (8,935 at December 31, 2023)	-	-
Additional paid-in capital	155,678	149,093
Accumulated other comprehensive loss	(132)	(140)
Deficit	(148,237)	(142,549)
Total Flora Growth Corp. shareholders' equity	7,309	6,404
Non-controlling interest in subsidiaries	964	-
Total shareholders' equity	8,273	6,404
Total liabilities and shareholders' equity	$30,083	$23,626

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements. Commitments and contingencies - see Note 15. Going concern - see Note 2.

Flora Growth Corp.
Unaudited Condensed Interim Consolidated Statements of Loss and
Comprehensive Loss
(in thousands of United States dollars, except per share amounts which are in thousands of shares)

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June, 2023
Revenue	$15,683	$21,460	$33,714	$40,779
Cost of sales	12,516	17,500	26,693	31,473
Gross profit	3,167	3,960	7,021	9,306
Operating expenses
Consulting and management fees	2,349	3,662	4,651	7,333
Professional fees	1,146	668	1,599	665
General and administrative	587	685	1,029	1,036
Promotion and communication	1,125	1,263	2,229	2,571
Travel expenses	123	124	192	256
Share based compensation	12	338	22	992
Research and development	62	13	109	29
Operating lease expense	199	308	364	624
Depreciation and amortization	257	874	331	1,738
Bad debt expense	172	18	219	47
Asset impairment	160	34,941	1,058	34,941
Other expenses (income), net	513	1,127	1,241	1,505
Total operating expenses	6,705	44,021	13,044	51,737
Operating loss	(3,538)	(40,061)	(6,023)	(42,431)
Interest (income) expense	(25)	28	(3)	51
Foreign exchange loss (gain)	51	(164)	183	(176)
Unrealized gain from changes in fair value	(872)	(1,815)	(265)	(932)
Net loss before income taxes and discontinued operations	(2,692)	(38,110)	(5,938)	(41,374)
Income tax (benefit) expense	(35)	(1,119)	93	(1,196)
Net loss from continuing operations	(2,657)	(36,991)	(6,031)	(40,178)
Loss from discontinued operations, net of taxes	-	(7,565)	-	(8,283)
Net loss for the period	(2,657)	(44,556)	(6,031)	(48,461)
Net loss attributable to noncontrolling interest	(27)	(266)	(27)	(295)
Net loss attributable to Flora Growth Corp.	$(2,630)	$(44,290)	$(6,004)	$(48,166)

Basic loss per share from continuing operations	$(0.22)	$(5.50)	$(0.57)	$(6.01)
Diluted loss per share from continuing operations	$(0.22)	$(5.50)	$(0.57)	$(6.01)
Basic loss per share attributable to Flora Growth Corp.	$(0.21)	$(6.58)	$(0.57)	$(7.21)
Diluted loss per share attributable to Flora Growth Corp.	$(0.21)	$(6.58)	$(0.57)	$(7.21)
Weighted average number of common shares outstanding - basic	12,278	6,726	10,597	6,684
Weighted average number of common shares outstanding - diluted	12,278	6,726	10,597	6,684
Other comprehensive loss
Net loss for the period	$(2,657)	$(44,556)	$(6,031)	$(48,461)
Foreign currency translation, net of income taxes of $nil ($nil in 2023)	19	(849)	(8)	(1,206)
Comprehensive loss for the period	(2,676)	(43,707)	(6,023)	(47,255)
Comprehensive loss attributable to noncontrolling interests	(27)	(266)	(27)	(295)
Comprehensive loss attributable to Flora Growth Corp.	$(2,649)	$(43,441)	$(5,996)	$(46,960)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Flora Growth Corp.
Unaudited Condensed Interim Consolidated Statement of Shareholders' Equity (Deficiency)
(in thousands of United States dollars, except for share amounts which are in thousands of shares)

	Common shares		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Non-controlling interests in subsidiaries (deficiency)	Shareholders' equity (deficiency)
	#
For the six months ended June 30, 2024
Balance, December 31, 2023	8,935	$-	$149,093	$(140)	$(142,549)	$-	$6,404
April unit offering	1,700	-	3,230	-	-	-	3,230
April unit offering issuance costs	-	-	(398)	-	-	-	(398)
Equity issued for business combinations	2,685	-	3,969	-	-	991	4,960
Equity issued for other agreements	50	-	55	-	-	-	55
Options vested	-	-	5	-	-	-	5
Options forfeited	-	-	(316)	-	316	-	-
Restricted stock vested	-	-	26	-	-	-	26
Restricted stock cancelled	(3)	-	(9)	-	-	-	(9)
Share issuance costs	-	-	23	-	-	-	23
Other comprehensive loss - exchange differences (net of income taxes of $nil)	-	-	-	8	-	-	8
Net loss	-	-	-	-	(6,004)	(27)	(6,031)
Balance, June 30, 2024	13,367	$-	$155,678	$(132)	$(148,237)	$964	$8,273

For the three months ended June 30, 2024
Balance, March 31, 2024	8,982	$-	$148,871	$(113)	$(145,620)	$-	$3,138
April unit offering	1,700	-	3,230	-	-	-	3,230
April unit offering issuance costs	-		(398)				(398)
Equity issued for business combinations	2,685	-	3,969	-	-	991	4,960
Options forfeited	-	-	(13)	-	13	-	-
Restricted stock vested	-	-	12	-	-	-	12
Share issuance costs	-	-	7	-	-	-	7
Other comprehensive loss - exchange differences (net of income taxes of $nil)	-	-	-	(19)	-	-	(19)
Net loss	-	-	-	-	(2,630)	(27)	(2,657)
Balance, June 30, 2024	13,367	$-	$155,678	$(132)	$(148,237)	$964	$8,273

For the six months ended June 30, 2023
Balance, December 31, 2022	6,776	$-	$150,420	$(2,732)	$(90,865)	$(411)	$56,412
Equity issued for other agreements	126	-	542	-	-	-	542
Options vested	-	-	211	-	-	-	211
Options forfeited	-	-	(1,023)	-	765	-	(258)
Restricted stock granted	112	-	1,372	-	-	-	1,372
Restricted stock cancelled	(155)	-	(779)	-	-	-	(779)
Share issuance costs	-	-	(17)	-	-	-	(17)
Other comprehensive loss - exchange differences (net of income taxes of $nil)	-	-	-	1,206	-	-	1,206
Net loss	-	-	-	-	(48,166)	(295)	(48,461)
Balance, June 30, 2023	6,859	$-	$150,726	$(1,526)	$(138,266)	$(706)	$10,228

For the three months ended June 30, 2023
Balance, March 31, 2023	6,844	$-	$150,403	$(2,375)	$(93,976)	$(440)	$53,612
Equity issued for other agreements	110	-	447	-	-	-	447
Options vested	-	-	92	-	-	-	92
Options forfeited	-	-	(258)	-	-	-	(258)
Restricted stock granted	60	-	837	-	-	-	837
Restricted stock cancelled	(155)	-	(779)	-	-	-	(779)
Share issuance costs	-	-	(16)	-	-	-	(16)
Other comprehensive loss - exchange differences (net of income taxes of $nil)	-	-	-	849	-	-	849
Net loss	-	-	-	-	(44,290)	(266)	(44,556)
Balance, June 30, 2023	6,859	$-	$150,726	$(1,526)	$(138,266)	$(706)	$10,228

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Flora Growth Corp.
Unaudited Condensed Interim Consolidated Statement of Cash Flows
(in thousands of United States dollars)

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Cash flows from operating activities:
Net loss	$(6,031)	$(48,461)
Adjustments to net loss:
Depreciation and amortization	331	1,886
Share based compensation	22	992
Inventory impairments	1,031	1,082
Other asset impairments	1,058	39,645
Unrealized gain from changes in fair value	(265)	(932)
Bad debt expense	219	612
Interest (income) expense	(3)	54
Interest received (paid)	3	(54)
Income tax	93	(1,185)
	(3,542)	(6,361)
Net change in non-cash working capital:
Trade and other receivables	(605)	1,152
Inventory	1,152	(150)
Prepaid expenses and other assets	328	(936)
Trade payables and accrued liabilities	1,062	(1,488)
Net cash used in operating activities	(1,605)	(7,783)

Cash flows from financing activities:
Units issued	3,230	-
Equity issue costs	(398)	(17)
Loan borrowings, net	536	129
Net cash provided by financing activities	3,368	112

Cash flows from investing activities:
Purchases of property, plant and equipment and intangible assets	(114)	(195)
Net cash on asset disposals	17	-
Business combinations, net of cash acquired	64	-
Net cash used in investing activities	(33)	(195)

Effect of exchange rate on changes on cash	47	584

Change in cash during the period	1,777	(7,282)
Cash and restricted cash at beginning of period	4,385	9,537
Cash included in assets held for sale	-	(448)
Cash and restricted cash at end of period	$6,162	$1,807
Supplemental disclosure of non-cash investing and financing activities
Assets acquired for contingent consideration	-	303
Common shares issued for other agreements	55	95
Option cancellations reclassified to equity	316	765
Operating lease additions to right of use assets	2,143	97
Common shares issued for business combinations	3,969	-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and six months ended June 30, 2024 and 2023
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

Presentation of comparative financial statements

On June 9, 2023, the Company consolidated its issued and outstanding common shares based on one new common share of the Company for every twenty existing common shares of the Company. All common shares and per share amounts have been restated to give retroactive effect to the share consolidation. See discussion in Note 12.

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

The Company had cash of $6.1 million at June 30, 2024, net loss of $6.0 million for the six months ended June 30, 2024, and an accumulated deficit of $148.2 million at June 30, 2024. Current economic and market conditions have put pressure on the Company's growth plans. The Company's ability to continue as a going concern is dependent on its ability to obtain additional capital. The Company believes that its current level of cash is not sufficient to continue investing in growth, while at the same time meeting its obligations as they become due. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed interim consolidated financial statements. To alleviate these conditions, management is currently evaluating various cost reductions and other alternatives and may seek to raise additional funds through the issuance of equity, debt securities, through arrangements with strategic partners, through obtaining credit from financial institutions or otherwise. The actual amount that the Company may be able to raise under these alternatives will depend on market conditions and other factors. As it seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms or at all. The Company's ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including but not limited to market and economic conditions, the Company's performance and investor sentiment with respect to it and its industry. The unaudited condensed interim consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
9

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2024 and 2023

(In thousands of United States dollars, except shares and per share amounts)

Basis of consolidation

These unaudited condensed interim consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions were eliminated on consolidation. Subsidiaries are entities the Company controls when it is exposed, or has rights, to variable returns from its involvement in the entity and can affect those returns through its power to direct the relevant activities of the entity. Subsidiaries are included in the consolidated financial results of the Company from the date of acquisition up to the date of disposition or loss of control. At June 30, 2024, the Company's subsidiaries and respective ownership percentage have not changed from the year ended December 31, 2023, except as noted below.

On April 22, 2024, the Company completed the first closing of the share purchase agreement to acquire 77% of the issued and outstanding shares of TruHC Pharma GmbH, a German entity. On June 4, 2024, the Company purchased 100% of the issued and outstanding shares of Australian Vaporizors Pty Ltd., an Australian entity. See discussion of both acquisitions in Note 7.

During the six months ended June 30, 2024, the Company voluntarily dissolved the Cardiff Brand Corp., Kasa Wholefoods Company LLC and Flora Beauty LLC, each of which were a U.S. entity. Also during the six months ended June 30, 2024, the Company signed articles of organization for Just Brands FL LLC, a United States domestic limited liability company, which is 100% owned by the Company and has a functional currency of the United States dollar.

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

The following table summarizes the major classes of line items included in loss from discontinued operations, net of tax, for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Revenue	$-	$662	$-	$1,450
Cost of sales	-	466	-	1,123
Gross profit from discontinued operations	-	196	-	327
Operating expenses
Consulting and management fees	-	307	-	676
Professional fees	-	46	-	82
General and administrative	-	105	-	282
Promotion and communication	-	8	-	14
Operating lease expense	-	43	-	93
Depreciation and amortization	-	70	-	148
Bad debt expense	-	565	-	565
Asset impairment	-	4,704	-	4,704
Other expense	-	2	-	124
Operating loss from discontinued operations	-	(5,654)	-	(6,361)
Interest expense	-	2	-	2
Net loss before income taxes	-	(5,656)	-	(6,363)
Loss on disposal of discontinued operations	-	1,909	-	1,909
Income tax expense	-	-	-	11
Loss from discontinued operations	$-	$(7,565)	$-	$(8,283)
Basic loss per share from discontinued operations	$0.00	$(1.12)	$0.00	$(1.24)
Diluted loss per share from discontinued operations	$0.00	$(1.12)	$0.00	$(1.24)

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2024 and 2023

(In thousands of United States dollars, except shares and per share amounts)

The following table summarizes the significant operating and investing items related to the Colombian subsidiaries for the six months ended June 30, 2024 and 2023

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Operating activities of discontinued operations
Depreciation and amortization	$-	$148
Bad debt expense	-	565
Asset impairment	-	4,704
Investing activities of discontinued operations
Purchases of property, plant and equipment	$-	$92

The subsidiaries sold included Cosechemos Ya S.A.S, which was part of the commercial and wholesale segment; Flora Lab S.A.S, Flora Med S.A.S. and Labcofarm Laboratories S.A.S, which were part of the pharmaceuticals segment; Flora Growth Corp Colombia S.A.S., Kasa Wholefoods Company S.A.S. and Flora Beauty LLC Sucursal Colombia which were part of the house of brands segment.

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

4. TRADE AND AMOUNTS RECEIVABLE

The Company's trade and amounts receivable are recorded at amortized cost. The trade and other receivables balance as at June 30, 2024 and December 31, 2023 consists of trade accounts receivable, amounts recoverable from the Government of Canada for Harmonized Sales Taxes ("HST"), as well as Value Added Tax ("VAT") from various jurisdictions, and other receivables.

	June 30, 2024	December 31, 2023
Trade accounts receivable	$2,862	$2,299
Allowance for expected credit losses	(487)	(315)
HST/VAT receivable	681	1,840
Other receivables	225	126
Total	$3,281	$3,950

Changes in the trade accounts receivable allowance in the three and six months ended June 30, 2024 relate to establishing an allowance for expected credit losses and reclassification of assets held for sale. There were less than $0.1 million in write-offs of trade receivables during the three and six months ended June 30, 2024 (June 30, 2023 - $0.1 million and $0.1 million, respectively). The Company has no amounts written-off that are still subject to collection enforcement activity as at June 30, 2024. The Company's aging of trade accounts receivable is as follows:

	June 30, 2024	December 31, 2023
Current	$596	$218
1-30 Days	1,320	588
31-60 Days	335	577
61-90 Days	101	448
91-180 Days	440	401
180+ Days	70	67
Total trade receivables	$2,862	$2,299
11

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2024 and 2023

(In thousands of United States dollars, except shares and per share amounts)

5. INVENTORY

Inventory is comprised of the following:

	June 30, 2024	December 31, 2023
Raw materials and supplies	$700	$1,180
Finished goods	6,047	7,328
Total	$6,747	$8,508

During the six months ended June 30, 2024, the Company recorded inventory impairment as a write-down to cost of sales in the amount of $1.0 million (2023 - $1.1 million). Approximately $0.7 million of the write-down in the current period is related to inventory theft and recoveries of stolen inventory that is no longer saleable.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2024	December 31, 2023
Land	$289	$298
Buildings	93	78
Machinery and office equipment	757	696
Vehicles	37	37
Total	1,176	1,109
Less: accumulated depreciation	(370)	(262)
Property, plant and equipment, net	$806	$847

Depreciation expense for the three and six months ended June 30, 2024 was less than $0.1 million and $0.1 million, respectively (June 30, 2023 - less than $0.1 million and $0.1 million, respectively) and was recorded in depreciation and amortization in the unaudited condensed interim consolidated statements of loss and comprehensive loss.

See Note 9 for discussion of impairment of property, plant and equipment during the six months ended June 30, 2024.

7. BUSINESS COMBINATIONS

TruHC Pharma GmbH ("TruHC") asset acquisition

On April 16, 2024, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with TruHC Holding GmbH (the "Seller") pursuant to which the Company will acquire all of the issued and outstanding shares of TruHC in exchange for 2,770,562 common shares of the Company (the "Purchase Price"), valued at $4.3 million.

The Purchase Price will be paid and satisfied by the Company in two closings. At the first closing on April 22, 2024, the Company issued 2,135,199 of its common shares, which was equal to 19.99% of the Company's issued and outstanding common shares prior to signing the Purchase Agreement, to Seller. On the second closing (the "Second Closing"), the Company will issue 635,363 of its common shares, valued at $1.0 million, to Seller after receiving shareholder approval for such issuance in accordance with the rules of the Nasdaq Capital Market at its next special and annual general meeting of shareholders, to be held August 14, 2024. The common shares issued at the first closing on April 22, 2024, valued at $3.3 million, represent a 77% ownership in TruHC. The remaining 23% noncontrolling interest was valued at $1.0 million, which represents the 635,363 common shares to be issued at the Second Closing multiplied by the $1.56 share price at the first closing.

TruHC is an early-stage cannabis company based in Hamburg, Germany, that holds wholesale, processing and production licenses for medical cannabis as well as a facility offering flexible production space with EU-GMP certified modules. The acquisition will allow the Company to leverage TruHC's German network and EU-GMP production facility and maximize the benefits of the recent cannabis legislation passed in Germany.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2024 and 2023

(In thousands of United States dollars, except shares and per share amounts)

The purchase is accounted for as a business combination with amounts recognized as at the acquisition date for each major class of assets acquired and liabilities assumed are as follows:

(Thousands of Untied States dollars)
Current assets
Cash	$5
Trade and amounts receivable	27
Prepaid expenses and other current assets	22
Total current assets	54

Non-current assets
Property, plant and equipment, net	109
Operating lease right of use assets	448
Intangible assets	3,193
Goodwill	2,050
Total assets	5,854

Current liabilities
Trade and amounts payable	(48)
Current portion of operating lease liability	(51)
Other accrued liabilities	(6)
Total current liabilities	(105)

Non-current operating lease liability	(398)
Deferred tax	(1,029)
Total liabilities	(1,532)
Total net assets acquired	$4,322

Since the acquisition date through June 30, 2024, TruHC reported revenue of $nil and net loss and comprehensive loss of $0.2 million.

The intangible assets of $3.2 million are comprised of licenses with a 5-year useful life.

The goodwill is attributable to the assembled workforce of TruHC and the expected synergies between TruHC and Flora’s existing operations. This includes:

  the ability to leverage TruHC’s licenses to import, process and sell medicinal cannabis;
  the opportunity to process and produce medical cannabis for other third party customers in the German market; and
  the potential to obtain the requisite licenses to process and produce recreational cannabis for sale in the future should German regulations allow.

The Company does not expect the goodwill and intangible asset values to be deductible for Canadian tax purposes. The goodwill is assigned to the commercial and wholesale segment.

If TruHC was acquired at January 1, 2023, the combined revenue of TruHC and the Company would not have changed for the six months ending June 30, 2024 and 2023. The combined net loss of TruHC and the Company would have increased by approximately $0.7 million and $0.1 million for the six months ending June 30, 2024 and 2023, respectively (unaudited).

The Company incurred acquisition-related costs of $0.2 million which were expensed as incurred in professional fees on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

Australian Vaporizers Pty LTD ("AV") business combination

On June 4, 2024, the Company acquired 100% of the issued and outstanding common shares of AV in exchange for 550,000 common shares of the Company, valued at $0.6 million. AV was founded in 2010 and is an online retailer of vaporizers, hardware, and accessories in Australia. The acquisition provides the Company with a historically profitable business and allows the Company to drive synergies with its existing portfolio of brands.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2024 and 2023

(In thousands of United States dollars, except shares and per share amounts)

The purchase is accounted for as a business combination with amounts recognized as at the acquisition date for each major class of assets acquired and liabilities assumed are as follows:

(Thousands of Untied States dollars)
Current assets
Cash	$59
Inventory	422
Prepaid expenses and other current assets	21
Total current assets	502

Non-current assets
Property, plant and equipment, net	49
Operating lease right of use assets	123
Intangible assets	180
Goodwill	230
Total assets	1,084

Current liabilities
Trade and amounts payables	(139)
Current portion of operating lease liability	(33)
Other accrued liabilities	(134)
Total current liabilities	(306)

Non-current operating lease liability	(95)
Deferred tax	(45)
Total liabilities	(446)
Total net assets acquired	$638

Since the acquisition date through June 30, 2024, AV reported revenue of $0.2 million and net income and comprehensive income of $0.1 million.

The intangible assets of $0.2 million are comprised of brands with an 8-year useful life.

The goodwill is attributable to the assembled workforce of AV and the significant synergies expected to arise after its acquisition. The Company does not expect the goodwill and intangible asset values to be deductible for Canadian income tax purposes. The goodwill is assigned to the house of brands segment.

If AV was acquired at January 1, 2023, the combined revenue of AV and the Company would have increased approximately $2.0 million and $2.5 million for the six months ended June 30, 2024 and 2023, respectively (unaudited). The combined net loss of AV and the Company would have increased by approximately $0.1 million for the six months ended June 30, 2024, and decreased by $0.3 million for the six months ended June 30, 2023 (unaudited).

The Company incurred acquisition related costs of less than $0.1 million which were expensed as incurred in professional fees on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

8. INTANGIBLE ASSETS AND GOODWILL

A continuity of intangible assets for the six months ended June 30, 2024 is as follows:

	Licenses	Trademarks and Brands	Patents	Goodwill	Total
Cost
At December 31, 2023	$-	$1,892	$1,098	$-	$2,990
Acquired through business combinations	3,193	180	-	2,280	5,653
Impairment	-	(70)	-	-	(70)
At June 30, 2024	$3,193	$2,002	$1,098	$2,280	$8,573

Accumulated Amortization
At December 31, 2023	$-	$1,132	$912	$-	$2,044
Additions	161	64	14	-	239
At June 30, 2024	$161	$1,196	$926	$-	$2,283

Foreign currency translation	20	-	1	13	34
Net book value at June 30, 2024	$3,052	$806	$173	$2,293	$6,324

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2024 and 2023

(In thousands of United States dollars, except shares and per share amounts)

Amortization expense for the three and six months ended June 30, 2024 was $0.2 million and $0.2 million, respectively (June 30, 2023 - $0.8 million and $1.6 million, respectively) and was recorded in depreciation and amortization in the unaudited condensed interim consolidated statements of loss and comprehensive loss.

The Company's intangible assets acquired through business combinations consist of assets acquired as part of the April 2024 purchase of TruHC and the June purchase of AV (Note 7). Information regarding the TruHC intangible assets within the indicated categories of the table above is as follows as at June 30, 2024:

  Licenses: carrying amount $3.1 million with a remaining amortization period of 57 months

Information regarding the AV intangible assets within the indicated categories of the table above is as follows as at June 30, 2024:

  Trademark and brands: carrying amount $0.2 million with a remaining amortization period of 95 months

At June 30, 2024, the weighted average amortization period remaining for intangible assets was 4.8 years.

At June 30, 2024, the estimated future amortization expense related to intangible assets is as follows:

2024	$403
2025	807
2026	807
2027	807
2028	807
Thereafter	400
Total	$4,031

The Company's goodwill is assigned to the following reporting units:

	TruHC	AV	Total
Net book value as at December 31, 2023	$-	$-	$-
Acquired through business combinations	2,050	230	2,280
Foreign currency translation	13	-	13
Net book value as at June 30, 2024	$2,063	$230	$2,293

9. ASSET IMPAIRMENT

Goodwill

The Company tests its goodwill for impairment as part of its annual fourth quarter impairment test, and at interim periods when impairment indicators exist. The Company's goodwill is assigned to the reporting units associated with the original acquisition of those operations. At June 30, 2024, the Company determined that there were no indicators present for its TruHC and AV reporting units.

Long-lived assets

As discussed in Note 15, on May 7, 2024, Just Brands agreed to a settlement and general release, whereby Just Brands will remove the products subject to the stop sales orders from the state of Florida and accept a five-year revocation of its food permit in the state of Florida. As a result of this settlement, the Company began negotiations to exit its current warehouse lease in Pompano Beach, FL, and searching for a new warehousing facility in a different state. The Company considered this to be an indicator of impairment and, thus, performed a quantitative analysis as of March 31, 2024 to determine if impairment existed by comparing the carrying amount of the operating lease right of use asset and related leasehold improvements to the future undiscounted cash flows the asset is expected to generate over its remaining life. This analysis indicated the asset values may not be recoverable. The Company then calculated the fair value of this asset using an income approach. As a result, the Company recorded an impairment of operating lease right of use assets and property, plant and equipment within its Vessel asset group within the house of brands segment totaling $0.9 million. These charges were recorded in the asset impairment caption on the unaudited condensed interim consolidated statements of loss and comprehensive loss during the three months ended March 31, 2024. There were no further indicators of impairment for these assets for the period ending June 30, 2024.

Likewise, a facility lease housing the High Roller operations expired on June 30, 2024, and the Company has completed the move of these operations to the new warehouse in Pompano Beach, FL. The Company determined that much of the machinery and office equipment at the old facility would not be used at the new facility. As such, the Company will look the sell these assets. The Company was able to estimate the selling price of each asset as well as any potential cost of sales, which was then compared to the current book value of the assets. The difference of $0.1 million was recorded within its JustCBD asset group within the house of brands segment. These charges were recorded in the asset impairment caption on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2024 and 2023

(In thousands of United States dollars, except shares and per share amounts)

The Company determined that the reduced sales forecast of Vessel was an indicator of impairment as of June 30, 2024. The Company performed a quantitative analysis to determine if impairment existed by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over their remaining lives. This analysis indicated that carrying amount of the certain asset values may not be recoverable. The Company then calculated the fair value of these assets using an income approach, updating certain key variables, including 2024 sales, royalty savings rates, customer decay rates and discount rates. As a result, the Company recorded an impairment of patents within its Vessel asset group within the house of brands segment totaling $0.1 million. These charges were recorded in the asset impairment caption on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

10. DEBT

Euro credit facility

The Company, through FGH, has credit facilities totaling 4.1 million Euro ($4.4 million USD), at three different banks in Germany. These arrangements are open ended without predetermined maturity dates. Principal and interest payments are due at the end of each term. Interest rates can change with each new amount drawn. As of June 30, 2024, the total outstanding amount on these credit facilities was 2.3 million Euro ($2.4 million USD) with interest rates ranging from 5.45% to 6.33% and due within the next twelve months. These credit facilities were secured by various guarantees, including payment guarantees upon default.

11. LEASES

The Company's leases primarily consist of administrative real estate leases in Germany, the United States and Australia. Management has determined all the Company's leases are operating leases through June 30, 2024. Information regarding the Company's leases is as follows:

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June, 2024	Six months ended June 30, 2023
Components of lease expense
Operating lease expense	$199	$308	$364	$624
Short-term lease expense	38	80	180	135
Sublease income	(94)	-	(178)	-
Total lease expense	$143	$388	$366	$759

Other Information
Operating cash flows from operating leases	$403	$396	$748	$720
ROU assets obtained in exchange for new operating lease liabilities	896	-	2,143	97
Weighted-average remaining lease term in years for operating leases			4.0	3.4
Weighted-average discount rate for operating leases			10.7%	7.7%

Maturities of operating lease liabilities as of June 30, 2024 are as follows:

Thousands of United States dollars	Operating Leases
2024	$559
2025	1,035
2026	953
2027	741
2028	461
Thereafter	188
Total future lease payments	3,937
Less: imputed interest	(738)
Total lease liabilities	3,199
Less: current lease liabilities	(801)
Total non-current lease liabilities	$2,398

Some of the Company's leases contain renewal options to continue the leases for another term equivalent to the original term, which are generally up to five years. The lease liabilities above include renewal terms that management has executed or is reasonably certain of renewing, which only included leases that would have expired in 2024 or 2025.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2024 and 2023

(In thousands of United States dollars, except shares and per share amounts)

In April 2024, the Company began leasing 4,184 sq. ft. of office space in Fort Lauderdale, FL, for $8,000 a month, pursuant to a lease agreement that expires in March 2028.

As part of the acquisition of TruHC in April 2024, the Company acquired a lease for warehouse and office space in Hamburg, Germany, for $9,000 a month, pursuant to a lease agreement that expires in April 2025. The lease contains options to extend the lease in 5-year increments. The Company is reasonably certain of renewing this lease for another 5 years.

As part of the acquisition of AV in June 2024, the Company acquired a lease for warehouse and office space in Brisbane, Australia, for $5,000 a month, pursuant to a lease agreement that expires in April 2027. The lease contains options to extend the lease in 5-year increments. The Company is not reasonably certain of renewing this lease.

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

See Note 9 for discussion of impairment of operating lease right of use assets during the six months ended June 30, 2024.

12. SHARE CAPITAL

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

The Company had the following significant common share transactions:

Six months ended June 30, 2024

JUNE 2024 PAYMENT TO AV OWNERS

As discussed in Note 7, the Company issued 550,000 of its common shares valued at $0.6 million to the prior owners of AV as part of the Company's acquisition of 100% of the issued and outstanding common shares of AV on June 4, 2024.

APRIL 2024 PAYMENT TO TRUHC OWNERS

As discussed in Note 7, the Company issued 2,135,199 of its common shares valued at $3.3 million to the prior owners of TruHC as part of the first closing of the Company's acquisition of TruHC on April 22, 2024. The first closing made up 77% of the total agreed upon share price of 2,770,562 common shares of the Company. The remaining 635,363 common shares of the Company are to be issued at the Second Closing, which is pending Flora shareholder approval for such issuance in accordance with the rules of the Nasdaq Capital Market.

APRIL 2024 EQUITY OFFERING

On April 8, 2024, the Company closed an offering of 1,700,000 of the Company's common shares at a public offering price of $1.90 per Common Share for gross proceeds of $3.2 million. The Company paid $0.4 million in issuance costs relating to the April 2024 equity offering.

The offering of the securities described above was made pursuant to the Company's effective shelf registration statement on Form S-3 (Registration No. 333-274204), filed with the SEC on August 25, 2023 and amended on August 30, 2023, which was declared effective, on September 6, 2023, and the base prospectus included therein, as supplemented by the preliminary prospectus supplement filed with the SEC on April 4, 2024 and the final prospectus supplement filed with the SEC on April 5, 2024.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2024 and 2023

(In thousands of United States dollars, except shares and per share amounts)

As part of the offering on April 8, 2024, YT Research Inc., a company in which the Company's CEO, Clifford Starke, is the sole director and equity owner, purchased 526,315 common shares at the public offering price of $1.90 per Common Share, for a total of $1.0 million.

AT THE MARKET ("ATM") OFFERING

On April 26, 2024, the Company entered into an ATM Issuances Sales Agreement (the "Sales Agreement") with Aegis Capital Corp. (the "Agent") pursuant to which the Company may sell from time to time, at its option, common shares through the Agent in its capacity as sales agent. The sale of common shares, if any, will be made under the Company's registration statement filed on Form S-3 (File No. 333-274204) (the "Registration Statement"), by any method that is deemed to be an "at the market offering" as defined in Rule 415(a)(4) under the Securities Act.

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

13. SHARE BASED COMPENSATION

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

Information relating to share options outstanding and exercisable as at June 30, 2024 and December 31, 2023 is as follows:

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2024 and 2023

(In thousands of United States dollars, except shares and per share amounts)
	Options Outstanding
	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding balance, December 31, 2023	49	$27.04	2.8	$-
Forfeited	(28)	$18.74	0.7	-
Outstanding balance, June 30, 2024	21	$38.18	4.4	$-
Exercisable balance, June 30, 2024	21	$38.18	4.4	$-

The total expense related to the options granted in the three and six months ended June 30, 2024 was $nil and less than $0.1 million, respectively (2023 total benefit - $0.2 million and less than $0.1 million, respectively). This expense (benefit) is included in the share-based compensation line on the unaudited condensed interim consolidated statements of loss and comprehensive loss. Generally, the options granted in 2023 vest one to two years following the date of grant provided that the recipient is still employed or engaged by the Company.

At June 30, 2024 the total remaining stock option cost for nonvested awards is $nil.

RESTRICTED STOCK AWARDS

Restricted stock is a grant of common shares which may not be sold or disposed of, and which is subject to such risks of forfeiture and other restrictions as the Committee, in its discretion, may impose. A participant granted restricted stock generally has all of the rights of a shareholder of the Company, unless otherwise determined by the Committee. Subject to certain exceptions, the vesting of restricted stock awards is subject to the holder's continued employment or engagement through the applicable vesting date. Unvested restricted stock awards will be forfeited if the holder's employment or engagement ceases during the vesting period and may, in certain circumstances, be accelerated. The Company values restricted stock awards based on the closing share price of the Company's common shares as of the date of grant. The fair value of the restricted stock award is recorded as an expense over the vesting period.

Information relating to restricted stock awards outstanding as at June 30, 2024 and December 31, 2023:

	Number of restricted stock awards	Weighted average grant date fair value
	Thousands
Balance, December 31, 2023	391	$1.41
Vested	(363)	(0.76)
Cancelled	(4)	(6.90)
Balance, June 30, 2024	24	$10.24

The total expense related to the restricted stock awards in the three and six months ended June 30, 2024 was less than $0.1 million and less than $0.1 million, respectively (2023 - $0.1 million and $0.6 million, respectively). This expense is included in the share based compensation line on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

The outstanding restricted stock awards vest over the next two years provided the award holder is still employed or engaged by the Company. As of June 30, 2024, the Company had less than $0.1 million of unrecognized compensation expense related to restricted stock awards which will be recognized over the next two years.

14. WARRANTS

The following summarizes the number of warrants outstanding as of June 30, 2024:

	Number of warrants	Weighted average exercise price
	Thousands
Balance, December 31, 2023	2,384	$9.90
Balance, June 30, 2024	2,384	$9.90

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2024 and 2023

(In thousands of United States dollars, except shares and per share amounts)
Date of expiry	Warrants outstanding	Exercise price	Grant date fair value	Remaining life in years
	Thousands
November 18, 2026	221	$75.00	$6,729	2.39
November 18, 2027	23	66.00	1,055	3.39
December 8, 2027	25	8.80	149	3.44
September 21, 2028	691	2.50	712	4.23
September 21, 2028	55	2.39	81	4.23
March 21, 2029	1,369	2.50	1,120	4.73
	2,384	$9.90	$9,846	4.33

15. COMMITMENTS AND CONTINGENCIES

Provisions

The Company's current known provisions and contingent liabilities consist of the following as of June 30, 2024:

	Legal disputes	Sales tax	Total
Balance as at December 31, 2023	$2,962	$2,538	$5,500
Payments/settlements	(7)	(306)	(313)
Additional provisions	1,082	304	1,386
Foreign currency translation	101	-	101
Balance as at June 30, 2024	$4,138	$2,536	$6,674

The legal disputes balance as of June 30, 2024, relate to the settlement of a contractual dispute involving the Company. It involves a former shareholder of ACA Mueller, an entity that was part of the Company's acquisition of FGH in December 2022, who filed a statement of claim against a wholly owned subsidiary of the Company in the Constance Regional Court in Germany. In March 2024, the Constance Regional Court in Germany ordered the Company to pay the plaintiff $3.0 million plus interest thereon at a rate of 5% above the prime rate since September 6, 2020 in addition to 83% of the legal fees. The Company has since filed an appeal. While the Company believes that this claim is without merit, at this time the Company believes it is probable that a liability has been incurred and the Company is able to reasonably estimate the loss of $4.1 million, including $1.1 million of interest accrued in the six months ended June 30, 2024. As a result, without acknowledgement (explicitly or implicitly) of any amount of liability arising from this claim, the Company recognized a provision of $4.1 million to reflect the value of the claim. This dispute is covered under an indemnification agreement between the Company and the former Chief Executive Officer and shareholder of FGH. The Company intends to vigorously defend itself through appropriate legal proceedings. The $4.1 million is recorded within contingencies and within indemnification receivables on the unaudited condensed consolidated statements of financial position.

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

On April 30, 2024, a group representing the sellers of Just Brands LLC to Flora in February 2022 brought an action against the Company in the United States District Court for the Southern District of New York claiming that the Company failed to promptly issue additional shares in accordance with a specific formula set forth in the securities purchase agreement after the two-year anniversary of the closing, which occurred on February 24, 2024. The plaintiffs claim that they are entitled to 182,889 common shares and $38.0 million to complete the acquisition of Just Brands LLC. The Company has assessed the claims and concluded that it is probable that a liability has been incurred and that the Company is able to reasonably estimate the loss based on the fair value of 632,484 common shares of the Company. As at June 30, 2024, this value is $0.6 million and has been recorded in the contingent purchase considerations on the unaudited condensed interim consolidated statement of financial position.

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

Legal proceedings

The Company records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and where liability is probable. The Company is engaged from time-to-time in various legal proceedings and claims that have arisen in the ordinary course of business. The outcome of all the proceedings and claims against the Company is subject to future resolution, including the uncertainties of litigation. Based on information currently known to the Company and after consultation with outside legal counsel, management believes that the probable ultimate resolution of any such proceedings and claims, individually or in the aggregate, will not have a material adverse effect on the financial condition of the Company, taken as a whole as at June 30, 2024.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2024 and 2023

(In thousands of United States dollars, except shares and per share amounts)

On November 1, 2023, Just Brands filed an Emergency Complaint for Declaratory Judgment and Injunctive Relief in the Southern District of Florida against the Florida Department of Agriculture and Consumer Services (the "Department") stemming from stop sale orders issued by the Department whereby the Department prohibited Just Brands from selling and moving most of its products. Relying on Florida Statute Section 581.217, which includes the definition of "attractive to children," the Department determined Just Brand's product could not be sold or moved because the products were manufactured in the shape of humans, cartoons, or animals; in a form that bears a reasonable resemblance to an existing candy product; and containing color additives. The Court ruled in favor of the Department and that Order was being appealed to the Eleventh Circuit Court of Appeals. Since then, the Department has initiated an Administrative Action claiming Just Brands moved product outside the State of Florida in violation of the stop sale orders. The statute provides for a penalty of up to $5,000 per violation. The Department sought to assess penalties on what they claimed to be a total of 215,154 violations (one for each package). The Company disputed the Department's claim and vigorously defended against this action. The total value of inventory impacted by the stop sale orders was $1.9 million. On May 7, 2024, Just Brands and the Department agreed to a settlement and general release, whereby Just Brands will remove the products subject to the stop sales orders from the state of Florida, pay the Department $60,500 to reimburse the Department's attorney's fees, and accept a five-year revocation of its food permit in the state of Florida. By signing the release, Just Brands waived, settled and released all claims it had or might have against the Department. Similarly, on June 27, 2024, Just Brands and the Department agreed to a settlement and general release, whereby High Roller will remove the products subject to the Stop Sales Orders from the state of Florida, destroy products containing controlled substances, pay the Department $5,000 to reimburse the Department's attorney's fees, and accept a two-year suspension of the manufacture, distribution and sale of gummy hemp extract products in the state of Florida. By signing the release, High Roller waived, settled and released all claims it had or might have against the Department.

On May 31, 2023, Maria Beatriz Fernandez Otero and Sara Cristina Jacome De Torres brought an action against the Company in the Ontario Superior Court of Justice claiming that the Company is obligated to issue 500,000 common shares (pre-splits) each for a purchase price of $0.05 per share. The plaintiffs claim that they are entitled to such shares as compensation for alleged consulting services performed. The Company disputes their claim and intends to vigorously defend against this action. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of June 30, 2024.

On May 31, 2023, Ramon Ricardo Castellanos Saenz and Miriam Ortiz brought an action against the Company in the Ontario Superior Court of Justice claiming that the Company is obligated to issue 1,500,000 common shares (pre-splits) each for a purchase price of $0.05 per share. The plaintiffs claim that they are entitled to such shares as compensation for alleged consulting services performed. The Company disputes their claim and intends to vigorously defend against this action. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of June 30, 2024.

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

On February 3, 2023, an action was brought in the Ontario Superior Court of Justice by Nathan Shantz and Liberacion e Inversiones S.A. against various parties including Clifford Starke, the Company's current CEO and FGH's former Chief Executive Officer, and FGH. The statement of claim alleges that, prior to the closing of the Arrangement, 8,831,109 FGH shares purportedly owned by the plaintiffs were wrongfully transferred to third parties, in part through alleged unauthorized steps taken by Mr. Starke. Plaintiffs seek, among other things, a declaration that they are the rightful owners of the shares or, in the alternative, damages. Against FGH, they claim a declaration that, by virtue of the alleged unauthorized transfer of shares, FGH acted oppressively and seek damages in the amount of $4.0 million. The defendants have brought motions to stay the proceedings on the grounds that the Ontario court lacks jurisdiction over the claim. In the event FGH should incur any losses in connection with this matter, such losses are to be indemnified by Mr. Starke subject to the maximum threshold of the indemnity agreement. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of June 30, 2024.

The total amount claimed against the former entities of FGH currently exceeds the maximum $5.0 million of the indemnification agreement. However, the Company is estimating the likelihood of loss in these cases will not exceed $4.1 million.

16. LOSS PER SHARE

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2024 and 2023

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

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Stock options	21	220	21	220
Warrants	2,384	960	2,384	960
Restricted stock awards	24	65	24	65
JustCBD potential additional shares to settle contingent consideration	632	657	632	657
Total anti-dilutive	3,061	1,902	3,061	1,902

17. FINANCIAL INSTRUMENTS

Fair value

The Company's financial instruments measured at amortized cost as at June 30, 2024 and December 31, 2023 consist of cash, trade and amounts receivable, loans receivable, trade payables, contingencies, accrued liabilities, lease liabilities, and debt and loans payable. The amounts reflected in the unaudited condensed interim consolidated statements of financial position approximate fair value due to the short-term maturity of these instruments.

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

The Company's contingent purchase considerations consist of the estimated fair value of contingent purchase consideration from the acquisitions of JustCBD in February 2022 and Original Hemp in March 2023. The amount for JustCBD is measured at FVPL as a Level 2 fair value financial instrument within the fair value hierarchy as at June 30, 2024. The fair value was determined using a simplified calculation which took the expected shares to be issued (632,484) multiplied by the Company's closing share price at June 30, 2024 ($1.02). The amount for Original Hemp is measured at FVPL as a Level 3 fair value financial instrument within the fair value hierarchy as at June 30, 2024. The fair value was determined using discounted cash flow models utilizing two different rates, high (25.1%) and low (18.4%), to estimate the present value of the future cash outflows. As valuations of investments for which market quotations are not readily available are inherently uncertain, may fluctuate within short periods of time and are based on estimates, determination of fair value may differ materially from the values that would have resulted if a ready market existed for the investments. Such changes may have a significant impact on the Company's financial condition or operating results.

The following tables present information about the Company's financial instruments and their classifications as at June 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Fair value measurements at June 30, 2024 using:
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Contingent purchase consideration from asset acquisitions and business combinations	$-	$645	$184	$829

Fair value measurements at December 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Contingent purchase consideration from asset acquisitions and business combinations	$-	$854	$241	$1,095

The $0.1 million change in the Level 3 contingent purchase consideration from the Original Hemp acquisition was recorded as a gain in the unrealized gain from changes in fair value on the unaudited condensed interim consolidated statements of loss and comprehensive loss.
22

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2024 and 2023

(In thousands of United States dollars, except shares and per share amounts)

18.  SEGMENTED INFORMATION

The Company reports its financial results for the following two operating segments, which are also its reportable segments: commercial and wholesale (primarily FGH subsidiaries) and house of brands (primarily JustCBD and Vessel subsidiaries). TruHC, acquired in April 2024, is included in commercial and wholesale, while, AV, acquired in June 2024, is included in house of brands. These segments reflect how the Company's operations are managed, how the Company Chief Executive Officer, who is the chief operating decision maker, allocates resources and evaluates performance, and how the Company's internal management financial reporting is structured.

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

The Company's operates its manufacturing and distribution business within its subsidiaries in the United States, Germany and Australia. Management has defined the reportable segments of the Company based on this internal business unit reporting, which is by major product line, and aggregates similar businesses into the house of brands segment below. The Corporate segment reflects balances and expenses that do not directly influence business unit operations and includes the Company's long-term investments.

Information regarding the Company's segments is summarized as follows:

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net Sales
Commercial & Wholesale	$9,639	$10,797	$20,981	$18,755
House of Brands	7,124	13,000	15,144	26,765
Eliminations	(1,080)	(2,337)	(2,411)	(4,741)
	$15,683	$21,460	$33,714	$40,779

Net Loss from Continuing Operations
Commercial & Wholesale	$(99)	$(6,710)	$(335)	$(6,570)
House of Brands	(1,617)	(28,763)	(2,583)	(29,119)
Corp & Eliminations	(941)	(1,518)	(3,113)	(4,489)
	$(2,657)	$(36,991)	$(6,031)	$(40,178)

As at	June 30, 2024	December 31, 2023
Assets
Commercial & Wholesale	$15,561	$9,096
House of Brands	10,792	11,608
Corp & Eliminations	3,730	2,922
	$30,083	$23,626

Disaggregation of net sales by geographic area:

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net Sales
United States	$5,605	$10,352	$12,123	$21,351
Germany	9,638	10,797	20,981	18,755
United Kingdom	199	311	369	673
Australia	241	-	241	-
	$15,683	$21,460	$33,714	$40,779
23

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2024 and 2023

(In thousands of United States dollars, except shares and per share amounts)

19. SUBSEQUENT EVENTS

On July 16, 2024, the Company filed a Form 1-A, Regulation A Offering Statement with the SEC, seeking to offer up to a maximum of 30,000,000 common shares of the Company at a value of $75.0 million. Subsequently, on August 7, 2024, the Company filed an amended Form 1-A and received qualification from the SEC.

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

Amounts are expressed in United States dollars ("$" or "USD") unless otherwise stated to be in Canadian dollars ("CAD") or Euros ("€" or "EUR"). Amounts stated in foreign currencies include approximate USD amounts based on exchange rates on June 30, 2024. Variance, ratio, and percentage changes in this section are based on unrounded numbers. This section reports the Company's activities through June 30, 2024, unless otherwise indicated.

Overview of our Business

We are a multi-national cannabis company that manufactures and distributes consumer packaged goods and distributes medicinal cannabis and pharmaceutical products. Flora exists to create a world where the benefits of cannabis are accessible to everyone. Our primary businesses include JustCBD, Vessel and Phatebo. TruHC and Australian Vaporizers Pty Ltd were acquired in April 2024 and June 2024, respectively.

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

TruHC

In April 2024, Flora acquired TruHC, an early-stage cannabis company based in Hamburg, Germany. TruHC holds a GDP wholesale and an EU-GMP processing and production license for medical cannabis. It also owns and operates an EU-GMP certified laboratory ready for instant cannabis analysis as required for the newly legalized cannabis social clubs. Moreover, the facility of TruHC is a flexible production space with EU-GMP certified modules that can be extended and customized for any production process from processing to extraction and enables a license extension for a future in country cultivation of medical cannabis and supply of cannabis dispensaries expected to be opened in 2025 during phase 3 of legalization in Germany. TruHC also holds a narcotic license with EU-GMP certified storage. These licenses allow TruHC to apply for new medical cannabis & cultivation licenses and become an official cannabis test lab for upcoming cannabis social clubs. It also enables extensive international import of seeds and flowers for future distribution in what is expected to become the largest federally legal recreational cannabis market in the world.

Australian Vaporizers Pty Ltd ("AV")

Based in Australia, AV was founded in 2010 and has become one of the largest online retailers of vaporizers, hardware, and accessories in Australia. It is an online expert for aromatherapy products, specializing in dry herb vaporizers. It has been providing vapes, accessories and knowledge to enthusiasts and newcomers alike through its website www.australianvaporizers.com.

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

Consistent profitability and positive operating cash flows. A key determinant of the Company's success is to deliver profitable results and positive cashflows from operating activities. The Company's results have not yet achieved the prerequisite consistency to achieve self-sufficiency. Since its inception, only the third quarter of 2023 yielded net income and positive cashflows from operating activities. There is no assurance that the Company will be able to produce adequate levels of sustained profitability and cash flow positive, or at all. These factors, amongst others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 of the Company's unaudited condensed interim consolidated financial statements for the three and six months ended June 30, 2024. For more information, see Item 1A "Risk Factors" in the Company’s 2023 Annual Report.

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

The Company's operates its manufacturing and distribution business through its subsidiaries in the United States, Germany and Australia. Until the sale of the Colombia Assets, the Company also was engaged in the growth, cultivation, and development of medicinal cannabis and medicinal cannabis derivative products in Colombia.

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

Loss from Discontinued Operations

Loss from discontinued operations includes the net loss, net of tax, of the Colombian subsidiaries sold on July 5, 2023 and on November 1, 2023. It also includes an expected loss on the disposal as the carrying value of the assets being sold exceeded the expected sale price.

Results of Operations

The following tables provide sets forth the Company's consolidated results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands). The period-to-period comparisons of the Company's historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data have been derived from our unaudited condensed interim consolidated financial statements for the three and six months ended June 30, 2024 and 2023 included elsewhere in this Quarterly Report.

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Revenue	$15,683	$21,460	$33,714	$40,779
Cost of sales	12,516	17,500	26,693	31,473
Gross profit	3,167	3,960	7,021	9,306
Consulting and management fees	2,349	3,662	4,651	7,333
Professional fees	1,146	668	1,599	665
General and administrative	587	685	1,029	1,036
Promotion and communication	1,125	1,263	2,229	2,571
Travel expenses	123	124	192	256
Share based compensation	12	338	22	992
Research and development	62	13	109	29
Operating lease expense	199	308	364	624
Depreciation and amortization	257	874	331	1,738
Bad debt expense	172	18	219	47
Asset impairment	160	34,941	1,058	34,941
Other expenses, net	513	1,127	1,241	1,505
Operating loss	(3,538)	(40,061)	(6,023)	(42,431)
Non-operating income	(846)	(1,951)	(85)	(1,057)
Net loss before taxes and discontinued operations	(2,692)	(38,110)	(5,938)	(41,374)
Income tax	(35)	(1,119)	93	(1,196)
Net loss from continuing operations	(2,657)	(36,991)	(6,031)	(40,178)
Loss from discontinued operations	-	(7,565)	-	(8,283)
Net loss for the period	$(2,657)	$(44,556)	$(6,031)	$(48,461)

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

On May 7, 2024, Just Brands and the Department agreed to a settlement and general release, whereby Just Brands will remove the products subject to the Stop Sales Orders from the state of Florida, pay the Department $60,500 to reimburse the Department's attorney's fees, and accept a five-year revocation of its food permit in the state of Florida. By signing the release, Just Brands waived, settled and released all claims it had or might have against the Department.

On June 27, 2024, Just Brands and the Department agreed to a settlement and general release, whereby High Roller will remove the products subject to the Stop Sales Orders from the state of Florida, destroy products containing controlled substances, pay the Department $5,000 to reimburse the Department's attorney's fees, and accept a two-year suspension of the manufacture, distribution and sale of gummy hemp extract products in the state of Florida. By signing the release, High Roller waived, settled and released all claims it had or might have against the Department.

The Company estimates that the disruption from these stop sale orders had an unfavorable impact of $0.7 million on revenue during the six months ended June 30, 2024. The total value of inventory impacted by the stop sale orders was $1.9 million. As per the agreement with the Department, all of the impacted inventory has been moved and is being sold outside the state of Florida.

For the Three Months Ended June 30, 2024, and 2023

Revenue

Revenue totaled $15.7 million and $21.5 million for the three months ended June 30, 2024 and 2023, respectively. The decrease was primarily driven by the following:

  JustCBD contributed $4.4 million in the three months ended June 30, 2024 compared to $9.0 million in the three months ended June 30, 2023. The decrease was driven by the Company's decision to discontinue several unprofitable product lines during 2023, increased competition and market saturation.
  Vessel contributed $1.4 million in the three months ended June 30, 2024, compared to $1.7 million in the three months ended June 30, 2023.
  FGH contributed $9.7 million in the three months ended June 30, 2024, compared to $10.8 million in the three months ended June 30, 2023.
  AV was acquired in June 2024 and contributed $0.2 million during the three months ended June 30, 2024.

Gross Profit

Gross profit totaled $3.2 million and $4.0 million for the three months ended June 30, 2024 and 2023, respectively. The decrease was primarily driven by the decreased sales at JustCBD, which contributed $1.5 million in the three months ended June 30, 2024 compared to $3.0 million in the three months ended June 30, 2023. In addition, $0.7 million of inventory impairment was recorded at JustCBD in the three months ended June 30, 2024 related to inventory theft and recoveries of stolen inventory that is no longer saleable. The remaining fluctuation is due to increased gross margins at Vessel with $0.8 million in the three months ended June 30, 2024 compared to $0.6 million in the three months ended June 30, 2023, as well as at FGH with $0.8 million in the three months ended June 30, 2024 compared to $0.6 million in the three months ended June 30, 2023. AV was acquired in June 2024 and contributed $0.1 million during the three months ended June 30, 2024. As a percentage of net sales, or gross margin, the Company reported 20% and 18% for the three months ended June 30, 2024 and 2023, respectively. The increase is primarily due to better margins at FGH and Vessel.

Operating Expenses

Operating expenses totaled $6.7 million and $44.0 million for the three months ended June 30, 2024 and June 30, 2023, respectively. The decrease was primarily driven by increased asset impairments recorded in the three months ended June 30, 2023.

Consulting and Management Fees

Consulting and management fees were $2.3 million for the three months ended June 30, 2024 compared to $3.7 million for the three months ended June 30, 2023. These fees are related to employment and consulting contracts with most of the Company's management, as well as directors. The decrease is primarily due to a substantial reduction in the Company's total headcount across all its business units.

Professional Fees

Professional fees totaled $1.1 million for the three months ended June 30, 2024 compared to $0.7 million for the three months ended June 30, 2023. These expenses are associated with legal, accounting and audit services. The increase is due to costs related to the acquisitions of TruHC and AV during the three months ended June 30, 2024, as well as credit memos received during the three months ended June 30, 2023.

General and Administrative Expenses

General and administrative expenses totaled $0.6 million for the three months ended June 30, 2024 compared to $0.7 million for the three months ended June 30, 2023. The primary expenses included in both periods were filing services and shareholder communications, as well as professional dues and subscriptions.

Promotion and Communication Expenses

Promotion and communication expenses totaled $1.1 million for the three months ended June 30, 2024 compared to $1.3 million for the three months ended June 30, 2023. The decrease is due to reduced sales as well as cost-cutting initiatives by the Company aimed at reducing corporate overhead. Promotion expenses incurred in the period largely relate to the nature of JustCBD's business model, which is centered around promoting its products as a method for stimulating revenue growth.

Travel Expenses

Travel expenses totaled $0.1 million for both the three months ended June 30, 2024 and the three months ended June 30, 2023. These expenses were for various trips related to the subsidiaries and the Company's promotional activities.

Share-based Compensation Expenses

Share based compensation expenses totaled less than $0.1 million for the three months ended June 30, 2024 compared to $0.3 million for the three months ended June 30, 2023. These expenses represent the amortization of the fair value of share-based payments. The decrease is primarily due to the granting of fewer stock-based compensation awards during 2023 as well as a substantial reduction in total headcount across all its business units.

Research and Development Expenses

Research and development expenses totaled $0.1 million for the three months ended June 30, 2024 compared to less than $0.1 million for the three months ended June 30, 2023. Research and development expenses consist primarily of contract research fees, manufacturing, consultant fees, and costs related to the launch of new brands for the Vessel business.

Operating Lease Expenses

Operating lease expenses totaled $0.2 million for the three months ended June 30, 2024 compared to $0.3 million for three months ended June 30, 2023. The decrease is due to the impairment of the right-of-use operating lease assets during 2023, causing reduced operating lease expense in 2024.

Depreciation and Amortization Expense

Depreciation and amortization expenses totaled $0.3 million for the three months ended June 30, 2024 compared to $0.9 million for the three months ended June 30, 2023. The decrease is primarily due to the impairment recorded on the Company's long-lived assets during 2023, causing reduced depreciation and amortization in 2024, partially offset by the acquisitions of TruHC and AV during the three months ended June 30, 2024.

Bad Debt Expense

Bad debt expense totaled $0.2 million for the three months ended June 30, 2024 compared to less than $0.1 million for the three months ended June 30, 2023. The amounts reflect the Company's estimate of lifetime expected losses related to outstanding trade receivables.

Asset Impairment

Asset impairment totaled $0.2 million for the three months ended June 30, 2024 compared to $34.9 million for the three months ended June 30, 2023. The amount for the three months ended June 30, 2024 represents impairment of the property, plant and equipment at JustCBD as well as the patents at Vessel. The amount for the three months ended June 30, 2023 represents impairment of the goodwill at JustCBD and FGH and the long-lived assets at Vessel, JustCBD and FGH.

Other Expenses

Other expenses totaled $0.5 million for the three months ended June 30, 2024 compared to $1.1 million for the three months ended June 30, 2023. For both periods, these expenses consist mainly of insurance, repairs and maintenance and royalties partially offset by miscellaneous incomes. The decrease is due to lower royalty fees and increased sublease income during the three months ended June 30, 2024.

Non-operating Income

Flora realized $0.8 million in non-operating income for the three months ended June 30, 2024 compared to non-operating income of $2.0 million for the three months ended June 30, 2023. These incomes consist of unrealized gains from changes in fair value, interest (income) expense and foreign exchange loss (gain). The decrease in income is primarily due to a $0.8 million gain on the value of the contingent consideration related to the JustCBD acquisition during the three months ended June 30, 2024 compared to a $2.0 million gain during the three months ended June 30, 2023.

Income Tax

The Company recognized less than $0.1 million and $1.1 million in income tax benefit for the three months ended June 30, 2024 and 2023, respectively. The Company's effective tax rate during the periods ended June 30, 2024 and 2023 was 1.3% and 2.9%, respectively. We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we consider such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to believe our deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance remains recorded against net deferred taxes as of June 30, 2024 and 2023. The income tax benefit in the three months ended June 30, 2023 is primarily related to the tax effect of the amortization and impairment on the intangible assets at FGH.

Loss from Discontinued Operations

Loss from discontinued operations totaled $nil in the three months ended June 30, 2024 compared to loss from discontinued operations of $7.6 million in the three months ended June 30, 2023. The sale of the Colombian subsidiaries was completed during the third and fourth quarters of 2023.

Net Loss

Flora recorded a net loss of $2.7 million for the three months ended June 30, 2024 compared to a net loss of $44.6 million for the three months ended June 30, 2023. This decrease in net loss is driven by lower operating expenses and the loss from the disposed Colombia operations in 2023 partially offset by lower gross profit, non-operating income and income tax benefit.

For the Six Months Ended June 30, 2024, and 2023

Revenue

Revenue totaled $33.7 million and $40.8 million for the six months ended June 30, 2024 and 2023, respectively. The decrease was primarily driven by the following:

  JustCBD contributed $9.8 million in the six months ended June 30, 2024 compared to $18.8 million in the six months ended June 30, 2023. The decrease was driven by the Company's decision to discontinue several unprofitable product lines during 2023, increased competition and market saturation, as well as the stop sales orders discussed above.
  Vessel contributed $2.7 million in the six months ended June 30, 2024, compared to $3.3 million in the six months ended June 30, 2023.
  This was partially offset by an increase at FGH, which contributed $21.0 million in the six months ended June 30, 2024, compared to $18.7 million in the six months ended June 30, 2023.
  AV was acquired in June 2024 and contributed $0.2 million during the six months ended June 30, 2024.

Gross Profit

Gross profit totaled $7.0 million and $9.3 million for the six months ended June 30, 2024 and 2023, respectively. The decrease was primarily driven by the decreased sales at JustCBD, which contributed $4.2 million in the six months ended June 30, 2024 compared to $7.0 million in the six months ended June 30, 2023. In addition, $0.7 million of inventory impairment was recorded at JustCBD in the six months ended June 30, 2024 related to inventory theft and recoveries of stolen inventory that is no longer saleable. The remaining fluctuation is due to increased gross margins at FGH with $1.4 million in the six months ended June 30, 2024 compared to $1.3 million in the six months ended June 30, 2023. AV was acquired in June 2024 and contributed $0.1 million during the six months ended June 30, 2024. As a percentage of net sales, or gross margin, the Company reported 21% and 23% for the six months ended June 30, 2024 and 2024, respectively. The decrease is primarily due to unfavorable mix, with increased sales at FGH which distributes relatively lower margin pharmaceuticals.

Operating Expenses

Operating expenses totaled $13.0 million and $51.7 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The decrease is seen across multiple expense categories and is due to management's cost-cutting initiatives implemented during the second half of 2023 as well as asset impairments recorded during the period ending June 30, 2023.

Consulting and Management Fees

Consulting and management fees were $4.7 million for the six months ended June 30, 2024 compared to $7.3 million for the six months ended June 30, 2023. These fees are related to employment and consulting contracts with most of the Company's management, as well as directors. The decrease is primarily due to a substantial reduction in the Company's total headcount across all its business units.

Professional Fees

Professional fees totaled $1.6 million for the six months ended June 30, 2024 compared to $0.7 million for the six months ended June 30, 2023. These expenses are associated with legal, accounting and audit services. The increase is due to costs related to the acquisitions of TruHC and AV during the six months ended June 30, 2024, as well as credit memos received during the six months ended June 30, 2023.

General and Administrative Expenses

General and administrative expenses totaled $1.0 million for both the six months ended June 30, 2024 and the six months ended June 30, 2023. The primary expenses included in both periods were filing services and shareholder communications, as well as professional dues and subscriptions.

Promotion and Communication Expenses

Promotion and communication expenses totaled $2.2 million for the six months ended June 30, 2024 compared to $2.6 million for the six months ended June 30, 2023. The decrease is due to reduced sales as well as cost-cutting initiatives by the Company aimed at reducing corporate overhead. Promotion expenses incurred in the period largely relate to the nature of JustCBD's business model, which is centered around promoting its products as a method for stimulating revenue growth.

Travel Expenses

Travel expenses totaled $0.2 million for the six months ended June 30, 2024 compared to $0.3 million for the six months ended June 30, 2023. These expenses were for various trips related to the subsidiaries and the Company's promotional activities.

Share-based Compensation Expenses

Share based compensation expenses totaled less than $0.1 million for the six months ended June 30, 2024 compared to $1.0 million for the six months ended June 30, 2023. These expenses represent the amortization of the fair value of share-based payments. The decrease is primarily due to the granting of fewer stock-based compensation awards during 2023 as well as a substantial reduction in total headcount across all its business units.

Research and Development Expenses

Research and development expenses totaled $0.1 million for the six months ended June 30, 2024 compared to less than $0.1 million for the six months ended June 30, 2023. Research and development expenses consist primarily of contract research fees, manufacturing, consultant fees, and costs related to the launch of new brands for the Vessel business.

Operating Lease Expenses

Operating lease expenses totaled $0.4 million for the six months ended June 30, 2024 compared to $0.6 million for six months ended June 30, 2023. The decrease is due to the impairment of the right-of-use operating lease assets during 2023, causing reduced operating lease expense in 2024.

Depreciation and Amortization Expense

Depreciation and amortization expenses totaled $0.3 million for the six months ended June 30, 2024 compared to $1.7 million for the six months ended June 30, 2023. The decrease is primarily due to the impairment recorded on the Company's long-lived assets during 2023, causing reduced depreciation and amortization in 2024, partially offset by the acquisitions of TruHC and AV during the six months ended June 30, 2024.

Bad Debt Expense

Bad debt expense totaled $0.2 million for the six months ended June 30, 2024 compared to less than $0.1 million for the six months ended June 30, 2023. The amounts reflect the Company's estimate of lifetime expected losses related to outstanding trade receivables.

Asset Impairment

Asset impairment totaled $1.1 million for the six months ended June 30, 2024 compared to $34.9 million for the six months ended June 30, 2023. The amount for the six months ended June 30, 2024 represents impairment of the long-lived assets at Vessel and JustCBD. The amount for the six months ended June 30, 2023 represents impairment of the goodwill at JustCBD and FGH and the long-lived assets at Vessel, JustCBD and FGH.

Other Expenses

Other expenses totaled $1.2 million for the six months ended June 30, 2024 compared to $1.5 million for the six months ended June 30, 2023. For both periods, these expenses consist mainly of insurance, repairs and maintenance and royalties partially offset by miscellaneous incomes. The decrease is primarily due to sublease income collected during the six months ended June 30, 2024.

Non-operating Expenses

Flora realized $0.1 million in non-operating income for the six months ended June 30, 2024 compared to non-operating income of $1.1 million for the six months ended June 30, 2023. These incomes consist of unrealized gains from changes in fair value, interest (income) expense and foreign exchange loss (gain). The decrease in income is primarily due to a $0.2 million gain on the value of the contingent consideration related to the JustCBD acquisition during the six months ended June 30, 2024 compared to a $1.1 million gain during the six months ended June 30, 2023.

Income Tax

The Company recognized $0.1 million expense and $1.2 million in income tax benefit for the six months ended June 30, 2024 and 2023, respectively. The Company's effective tax rate during the periods ended June 30, 2024 and 2023 was -1.6% and 2.9%, respectively. We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we consider such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to believe our deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance remains recorded against net deferred taxes as of June 30, 2024 and 2023. The income tax benefit in the six months ended June 30, 2023 is primarily related to the tax effect of the amortization and impairment on the intangible assets at FGH.

Loss from Discontinued Operations

Loss from discontinued operations totaled $nil in the six months ended June 30, 2024 compared to loss from discontinued operations of $8.3 million in the six months ended June 30, 2023. The sale of the Colombian subsidiaries was completed during the third and fourth quarters of 2023.

Net Loss

Flora recorded a net loss of $6.0 million for the six months ended June 30, 2024 compared to a net loss of $48.5 million for the six months ended June 30, 2023. This decrease in net loss is driven by lower operating expenses and the loss from the disposed Colombia operations in 2023 partially offset by lower gross profit, non-operating income and income tax benefit.

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

The reconciliation of the Company's Adjusted EBITDA, a non-U.S. GAAP financial measure, to net (loss) income from continuing operations, the most directly comparable U.S. GAAP financial measure, for the six months ended June 30, 2024 is presented in the table below:

(In thousands of United States dollars)	JustCBD	Vessel	Germany (3)	Australian Vaporizers	Corporate & Other	Consolidated
Net (loss) income from continuing operations	$(1,331)	$(1,318)	$(51)	$66	$(3,397)	$(6,031)
Income tax expense	-	-	77	-	16	93
Interest expense (income)	1	-	65	-	(69)	(3)
Depreciation and amortization	110	34	178	3	6	331
EBITDA	(1,220)	(1,284)	269	69	(3,444)	(5,610)
Non-operating loss (1)	1	-	-	-	182	183
Share based compensation	-	-	-		22	22
Asset impairment	93	934	-	-	31	1,058
Unrealized gain from changes in fair value (2)	(57)	-	-		(208)	(265)
Charges related to the flow-through of inventory step-up on business combinations	-	-	-	20	-	20
Other acquisition and transaction costs	-	-	216	33	20	269
Adjusted EBITDA	$(1,183)	$(350)	$485	$122	$(3,397)	$(4,323)

The reconciliation of the Company's Adjusted EBITDA, a non-U.S. GAAP financial measure, to net (loss) income from continuing operations, the most directly comparable U.S. GAAP financial measure, for the six months ended June 30, 2023 is presented in the table below:

(In thousands of United States dollars)	JustCBD	Vessel	Germany (3)	Corporate & Other	Consolidated
Net (loss) income from continuing operations	$(19,757)	$(9,093)	$98	$(11,426)	$(40,178)
Income tax expense (recovery)	-	-	39	(1,235)	(1,196)
Interest expense (income)	8	-	45	(2)	51
Depreciation and amortization	401	704	15	618	1,738
EBITDA	(19,348)	(8,389)	197	(12,045)	(39,585)
Non-operating loss (gain) (1)	2	(1)	-	(177)	(176)
Share based compensation	-	-	-	992	992
Asset impairment	19,640	7,834		7,467	34,941
Unrealized gain from changes in fair value (2)	(357)	-	-	(575)	(932)
Charges related to the flow-through of inventory step-up on business combinations	-	-	45	-	45
Adjusted EBITDA	$(63)	$(556)	$242	$(4,338)	$(4,715)

The reconciliation of the Company's Adjusted EBITDA, a non-U.S. GAAP financial measure, to net (loss) income from continuing operations, the most directly comparable U.S. GAAP financial measure, for the three months ended June 30, 2024 is presented in the table below:

(In thousands of United States dollars)	JustCBD	Vessel	Germany (3)	Australian Vaporizers	Corporate & Other	Consolidated
Net (loss) income from continuing operations	$(1,442)	$(241)	$(45)	$66	$(995)	$(2,657)
Income tax expense (benefit)	-	-	12	-	(47)	(35)
Interest expense (income)	-	-	29	-	(54)	(25)
Depreciation and amortization	62	16	172	3	4	257
EBITDA	(1,380)	(225)	168	69	(1,092)	(2,460)
Non-operating loss (1)	-	-	-	-	51	51
Share based compensation	-	-	-		12	12
Asset impairment	93	70	-	-	(3)	160
Unrealized gain from changes in fair value (2)	(57)	-	-		(815)	(872)
Charges related to the flow-through of inventory step-up on business combinations	-	-	-	20	-	20
Other acquisition and transaction costs	-	-	216	33	20	269
Adjusted EBITDA	$(1,344)	$(155)	$384	$122	$(1,827)	$(2,820)

The reconciliation of the Company's Adjusted EBITDA, a non-U.S. GAAP financial measure, to net (loss) income from continuing operations, the most directly comparable U.S. GAAP financial measure, for the three months ended June 30, 2023 is presented in the table below:

(In thousands of United States dollars)	JustCBD	Vessel	Germany (3)	Corporate & Other	Consolidated
Net (loss) income from continuing operations	$(20,003)	$(8,536)	$44	$(8,496)	$(36,991)
Income tax expense (recovery)	-	-	14	(1,133)	(1,119)
Interest expense (income)	6	-	24	(2)	28
Depreciation and amortization	206	351	7	310	874
EBITDA	(19,791)	(8,185)	89	(9,321)	(37,208)
Non-operating loss (gain) (1)	4	(1)	-	(167)	(164)
Share based compensation	-	-	-	338	338
Asset impairment	19,640	7,834		7,467	34,941
Unrealized gain from changes in fair value (2)	(357)	-	-	(1,458)	(1,815)
Adjusted EBITDA	$(504)	$(352)	$89	$(3,141)	$(3,908)

(1)  Non-operating loss (gain) includes foreign exchange losses (gains).

(2)  Unrealized gain from changes in fair value includes changes in the value of the Company's contingent consideration associated with its acquisition of JustCBD and Original Hemp.

(3)  Germany includes the Company's main operating entities in Germany, Phatebo and TruHC.

Liquidity and Capital Resources

Since the Company's inception, we have funded our operations and capital spending through cash flows from product sales and proceeds from the sale of our capital stock. The Company is generating cash from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support our business growth and expansion. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and unaudited condensed interim consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows in the foreseeable future. Our current principal sources of liquidity are cash and cash equivalents provided by our operations and prior equity offerings. Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents were $6.1 million and $4.4 million as of June 30, 2024, and December 31, 2023, respectively. As of June 30, 2024, the Company's current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they come due within twelve months from the date the unaudited condensed interim consolidated financial statements were issued. The unaudited condensed interim consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(In thousands of United States dollars)	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Cash used in operating activities	$(1,605)	$(7,783)
Cash from financing activities	3,368	112
Cash used in investing activities	(33)	(195)
Effect of exchange rate change	47	584
Change in cash during the period	1,777	(7,282)
Cash, beginning of period	4,385	9,537
Cash included in assets held for sale	-	(448)
Cash, end of period	$6,162	$1,807

Cash used in Operating Activities

Net cash used in operating activities in the six months ended June 30, 2024 was $1.6 million compared to net cash used in operating activities of $7.8 million for the six months ended June 30, 2023. Cash flows used in operating activities for the periods ended June 30, 2024 and 2023 were due primarily to operating expenses exceeding the gross profit for the periods.

Cash provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 totaled $3.4 million compared to net cash provided in financing activities of $0.1 million for the six months ended June 30, 2023. Cash flows provided from financing activities for the period ending June 30, 2024 were due to the sale of common shares of the Company in April 2024 as well as net borrowings on the credit facilities in Germany through the Company's Phatebo subsidiary. Cash flows provided in financing activities for the period ended June 30, 2023 were related to loan borrowings.

Cash used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 totaled less than $0.1 million compared to net cash used in investing activities for the six months ended June 30, 2023 of $0.2 million. Cash flows used in investing activities for the period ended June 30, 2024 were primarily related to the purchases of property, plant and equipment. Cash flows used in investing activities for the period ended June 30, 2023 were primarily related to the purchases of property, plant and equipment, and intangible assets.

Working Capital

As of June 30, 2024, we had working capital of $3.0 million, including $6.1 million of cash. The Company's primary cash flow needs are for the development of its operating activities, administrative expenses and for general working capital to support growing sales with related receivables and payables.

Funding Requirements

Our continued existence is dependent on our ability to generate positive cash flows through synergies within our operations, expanding our production capacity and geographic footprint, exploring strategic partnerships, and pursuing accretive acquisitions to supplement our organic growth. We are committed to attaining a level of sustained growth that will effectively offset our overhead costs, thereby paving the path to achieving profitability. We will be required in the future to raise additional capital through either equity or debt financings. To date, we have raised capital through multiple equity offerings. On April 8, 2024, the Company closed a registered direct offering of 1,700,000 common shares of the Company at a price of $1.90 per common share for net proceeds of $2.8 million. On April 26, 2024, the Company entered into an At-The-Market Issuance Sales Agreement with Aegis Capital Corp. (the "Agent") pursuant to which the Company may sell from time to time, at its option, common shares through the Agent in its capacity as sales agent, common shares with an aggregate value of up to $3.8 million. There were no other equity offerings in the periods ended June 30, 2024 and June 30, 2023.

Debt

In addition to the equity offerings described above, the Company also has access to credit facilities through its FGH subsidiary. The credit facilities total 4.1 million Euros with three different German banks and are secured by default guarantees. On June 30, 2024, the outstanding amount was 2.3 million Euros ($2.4 million USD) and was due within the next twelve months. The credit facilities have interest rates ranging from 5.45% to 6.33% per year and does not have a set maturity date. The interest rate is reset every time a new amount is drawn.

Off-Balance Sheet Arrangements

As of June 30, 2024, the Company did not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on its results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Contractual Obligations

At June 30, 2024, the Company had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

(In thousands of United States dollars)	Total	Less than 1 Year	1 - 3 Years	More than 3 Years
Legal disputes (1)	$4,138	$4,138	$-	$-
Sales tax (1)	2,536	2,536	-	-
Contingent purchase consideration (2)	829	829	-	-
Operating lease obligations (3)	3,937	559	1,988	1,390
Debt (4)	2,415	2,415	-	-
Total	$13,855	$10,477	$1,988	$1,390

(1) See Note 15 of the Company's unaudited condensed interim consolidated financial statements, included elsewhere in this Quarterly Report.

(2) Contingent purchase consideration related to the February 2022 acquisition of JustCBD and the March 2023 acquisition of Original Hemp.

(3) See Note 11 of the Company's unaudited condensed interim consolidated financial statements, included elsewhere in this Quarterly Report.

(4) See Note 10 of the Company's unaudited condensed interim consolidated financial statements, included elsewhere in this Quarterly Report.

Critical Accounting Estimates

For information regarding our critical accounting policies and estimates, see "Critical Accounting Estimates" included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Annual Report.

Recently Adopted Accounting Principles

There were no new accounting standards issued during the three months ended June 30, 2024 that impacted the Company. See Note 3, Significant Accounting Policies, of the notes to the consolidated financial statements for the year ended December 31, 2023 for a discussion of recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and the regulations promulgated thereunder) as of June 30, 2024 (the "Evaluation Date"). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings described in Item 3 of our 2023 Annual Report, other than as disclosed in Note 15 of the Company's unaudited condensed interim consolidated financial statements, included in Item 1 of Part I of this Quarterly Report.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c)  Trading Plans.

On June 7, 2024, Dany Vaiman, our Chief Financial Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Vaiman's plan is for the sale of up to 170,850 common shares of the Company directly held by Mr. Vaiman in amounts and prices determined in accordance with formulae set forth in the plan. The plan terminates on the earliest to occur of the following events: (i) sixty (60) months after the date of adoption of this plan, (ii) the date on which the agent is required to suspend or terminate sales of common shares under the plan, (iii) the date on which the Company or any other person publicly announces a tender or exchange offer with respect to the common shares or a merger, acquisition, reorganization, recapitalization or comparable transaction affecting the securities of the Company as a result of which the common shares are to be exchanged or converted into shares of another company, (iv) the date on which the agent receives notice of the commencement or impending commencement of any proceedings in respect of or triggered by Mr. Vaiman's bankruptcy or insolvency, (v) the permissible sales volume being reached under Rule 144(e) and until such time as the Rule 144(e) volume restrictions permit further sales, (vi) the date on which all the common shares permitted to be sold under this plan have been sold, (v) the date on which Mr. Vaiman ceases to be an insider of the Company.

On June 14, 2024, Edward Woo, one of our directors, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Woo's plan is for the sale of up to 74,512 common shares of the Company directly held by Mr. Woo in amounts and prices determined in accordance with formulae set forth in the plan. The plan terminates on the earliest to occur of the following events: (i) sixty (60) months after the date of adoption of this plan, (ii) the date on which the agent is required to suspend or terminate sales of common shares under the plan, (iii) the date on which the Company or any other person publicly announces a tender or exchange offer with respect to the common shares or a merger, acquisition, reorganization, recapitalization or comparable transaction affecting the securities of the Company as a result of which the common shares are to be exchanged or converted into shares of another company, (iv) the date on which the agent receives notice of the commencement or impending commencement of any proceedings in respect of or triggered by Mr. Woo's bankruptcy or insolvency, (v) the permissible sales volume being reached under Rule 144(e) and until such time as the Rule 144(e) volume restrictions permit further sales, (vi) the date on which all the common shares permitted to be sold under this plan have been sold, (v) the date on which Mr. Woo ceases to be an insider of the Company.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Flora Growth Corp.	1-A	2.1	10/10/2019
3.2	Articles of Amendment of Flora Growth Corp. effective April 30, 2021	F-1	3.3	11/16/2021
3.3	Articles of Amendment of Flora Growth Corp. effective June 9, 2023	8-K	3.1	07/07/2023
3.4	Bylaw No. 1-A of Flora Growth Corp.	6-K	99.3	07/06/2022
4.1	Form of Unit Warrant	F-1	4.5	11/16/2021
4.2	Form of Investor Warrant	6-K	4.1	12/13/2022
4.3	Form of Placement Agent Warrant	6-K	4.2	12/13/2022
4.4	Form of Investor Warrant	8-K	4.1	09/21/2023
4.5	Form of Placement Agent Warrant	8-K	4.2	09/21/2023
4.6	Form of Warrant Amendment	8-K	10.3	09/21/2023
10.1	Letter Agreement by and between Flora Growth Corp. and TruHC Holding GmbH, dated April 1, 2024	8-K	10.1	04/05/2024
10.2	Underwriting Agreement, dated April 4, 2024, by and between the Company and Aegis Capital Corp.	8-K	1.1	04/08/2024
10.3	Stock Purchase Agreement dated April 16, 2024, by and between Flora Growth Crop. and TruHC Holding GmbH	8-K	10.1	04/19/2024
10.4	Sales Agreement by and among Flora Growth Corp. and Aegis Capital Corp., dated April 26, 2024	8-K	1.1	04/29/2024
10.5	Share and Purchase Agreement, dated June 4, 2024, by and between Flora Growth Corp. and Lifeist Wellness Inc.	8-K	1.1	06/05/2024

31.1*	Certification of Principal Executive Officer of Flora Growth Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer of Flora Growth Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer of Flora Growth Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer of Flora Growth Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline Interactive Data File
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

# Indicates management contract or compensatory plan or arrangement.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 12, 2024		Flora Growth Corp.

	By:	/s/ Clifford Starke
Clifford Starke
Chief Executive Officer (Principal Executive Officer)
Dated: August 12, 2024

	By:	/s/ Dany Vaiman
Dany Vaiman
Chief Financial Officer (Principal Financial and Accounting Officer)