Form 10-Q
period 2024-09-30
Flora Growth Corp.
filed 2024-11-13
CIK 1790169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 001-40397

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

As of November 8, 2024, the registrant had 13,366,535 shares of its common shares, no par value ("Common Shares") outstanding.

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

PART I

Item 1. Financial Statements

Flora Growth Corp.

Table of Contents

Unaudited Condensed Interim Consolidated Financial Statements:	Page

Unaudited Condensed Interim Consolidated Statements of Financial Position as of September 30, 2024 and December 31, 2023	5

Unaudited Condensed Interim Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2024 and 2023	6

Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders' Equity (Deficiency) for the Three and Nine Months Ended September 30, 2024 and 2023	7

Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	8

Notes to Unaudited Condensed Interim Consolidated Financial Statements	9

Flora Growth Corp.
Unaudited Condensed Interim Consolidated Statements of Financial Position
(in thousands of United States dollars, except share amounts which are in thousands of shares)
As at:	September 30, 2024	December 31, 2023
ASSETS
Current
Cash	$4,209	$4,350
Restricted cash	35	35
Trade and amounts receivable, net of $469 allowance ($315 at December 31, 2023)	3,922	3,950
Prepaid expenses and other current assets	1,031	1,368
Indemnification receivables	4,234	3,153
Inventory	7,857	8,508
Total current assets	21,288	21,364
Non-current
Property, plant and equipment	518	847
Operating lease right of use assets	1,448	389
Intangible assets	3,778	946
Goodwill	2,150
Other assets	102	80
Total assets	$29,284	$23,626
LIABILITIES
Current
Trade payables	$6,654	$5,111
Contingencies	6,843	5,500
Debt	2,235	1,931
Current portion of operating lease liability	832	799
Contingent purchase considerations	1,152	1,095
Other accrued liabilities	3,177	1,844
Total current liabilities	20,893	16,280
Non-current
Non-current operating lease liability	2,233	942
Deferred tax	971	-
Total liabilities	24,097	17,222
SHAREHOLDERS' EQUITY
Share capital, no par value, unlimited authorized, 13,367 issued and outstanding (8,935 at December 31, 2023)	-	-
Additional paid-in capital	156,075	149,093
Accumulated other comprehensive loss	185	(140)
Deficit	(152,010)	(142,549)
Total Flora Growth Corp. shareholders' equity	4,250	6,404
Non-controlling interest in subsidiaries	937	-
Total shareholders' equity	5,187	6,404
Total liabilities and shareholders' equity	$29,284	$23,626

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements. Commitments and contingencies - see Note 15. Going concern - see Note 2.

Flora Growth Corp.
Unaudited Condensed Interim Consolidated Statements of (Loss) Income
and Comprehensive (Loss) Income
(in thousands of United States dollars, except per share amounts which are in thousands of shares)
	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Revenue	$12,465	$17,317	$46,179	$58,096
Cost of sales	9,626	12,375	36,319	43,848
Gross profit	2,839	4,942	9,860	14,248
Operating expenses
Consulting and management fees	2,479	2,346	7,130	9,679
Professional fees	650	415	2,249	1,080
General and administrative	416	340	1,445	1,376
Promotion and communication	1,206	1,142	3,435	3,713
Travel expenses	126	77	318	333
Share based compensation	406	4	428	996
Research and development	118	8	227	37
Operating lease expense	178	286	542	910
Depreciation and amortization	226	305	557	2,043
Bad debt expense	47	(14)	266	33
Asset impairment	413	-	1,471	34,941
Other expenses (income), net	266	573	1,507	2,078
Total operating expenses	6,531	5,482	19,575	57,219
Operating loss	(3,692)	(540)	(9,715)	(42,971)
Interest expense	27	16	24	67
Foreign exchange (gain) loss	(77)	98	106	(78)
Unrealized loss (gain) from changes in fair value	322	(1,233)	57	(2,165)
Net (loss) income before income taxes and discontinued operations	(3,964)	579	(9,902)	(40,795)
Income tax benefit	(164)	(51)	(71)	(1,247)
Net (loss) income from continuing operations	(3,800)	630	(9,831)	(39,548)
Income (loss) from discontinued operations, net of taxes	-	492	-	(7,791)
Net (loss) income for the period	(3,800)	1,122	(9,831)	(47,339)
Net loss attributable to noncontrolling interest	(27)	(115)	(54)	(410)
Net (loss) income attributable to Flora Growth Corp.	$(3,773)	$1,237	$(9,777)	$(46,929)

Basic (loss) income per share from continuing operations	$(0.28)	$0.09	$(0.85)	$(5.84)
Diluted (loss) income per share from continuing operations	$(0.28)	$0.08	$(0.85)	$(5.84)
Basic (loss) income per share attributable to Flora Growth Corp.	$(0.28)	$0.18	$(0.85)	$(6.93)
Diluted (loss) income per share attributable to Flora Growth Corp.	$(0.28)	$0.16	$(0.85)	$(6.93)
Weighted average number of common shares outstanding - basic	13,353	6,940	11,522	6,770
Weighted average number of common shares outstanding - diluted	13,353	7,637	11,522	6,770
Other comprehensive (loss) income
Net (loss) income for the period	$(3,800)	$1,122	$(9,831)	$(47,339)
Foreign currency translation, net of income taxes of $nil ($nil in 2023)	(317)	274	(325)	(932)
Comprehensive (loss) income for the period	(3,483)	848	(9,506)	(46,407)
Comprehensive loss attributable to noncontrolling interests	(27)	(115)	(54)	(410)
Comprehensive (loss) income attributable to Flora Growth Corp.	$(3,456)	$963	$(9,452)	$(45,997)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Flora Growth Corp.
Unaudited Condensed Interim Consolidated Statement of Shareholders' Equity (Deficiency)
(in thousands of United States dollars, except for share amounts which are in thousands of shares)
	Common shares		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Non-controlling interests in subsidiaries (deficiency)	Shareholders' equity (deficiency)
	#
For the nine months ended September 30, 2024
Balance, December 31, 2023	8,935	$-	$149,093	$(140)	$(142,549)	$-	$6,404
April unit offering	1,700	-	3,230	-	-	-	3,230
April unit offering issuance costs	-	-	(398)	-	-	-	(398)
Equity issued for business combinations	2,685	-	3,969	-	-	991	4,960
Equity issued for other agreements	50	-	55	-	-	-	55
Options vested	-	-	5	-	-	-	5
Options forfeited	-	-	(316)	-	316	-	-
Restricted stock vested	-	-	34	-	-	-	34
Restricted stock cancelled	(3)	-	(9)	-	-	-	(9)
SARs vested	-	-	398	-	-	-	398
Share issuance costs	-	-	14	-	-	-	14
Other comprehensive income - exchange differences (net of income taxes of $nil)	-	-	-	325	-	-	325
Net loss	-	-	-	-	(9,777)	(54)	(9,831)
Balance, September 30, 2024	13,367	$-	$156,075	$185	$(152,010)	$937	$5,187
For the three months ended September 30, 2024
Balance, June 30, 2024	13,367	$-	$155,678	$(132)	$(148,237)	$964	$8,273
Restricted stock vested	-	-	8	-	-	-	8
SARs vested	-	-	398	-	-	-	398
Share issuance costs	-	-	(9)	-	-	-	(9)
Other comprehensive income - exchange differences (net of income taxes of $nil)	-	-	-	317	-	-	317
Net loss	-	-	-	-	(3,773)	(27)	(3,800)
Balance, September 30, 2024	13,367	$-	$156,075	$185	$(152,010)	$937	$5,187
For the nine months ended September 30, 2023
Balance, December 31, 2022	6,776	$-	$150,420	$(2,732)	$(90,865)	$(411)	$56,412
September unit offering	1,369	-	2,738	-	-	-	2,738
September unit offering issuance costs	-	-	(254)	-	-	-	(254)
Equity issued for other agreements	126	-	542	-	-	-	542
Options vested	-	-	219	-	-	-	219
Options forfeited	-	-	(4,335)	-	4,060	-	(275)
Restricted stock granted	112	-	1,415	-	-	-	1,415
Restricted stock cancelled	(167)	-	(810)	-	-	-	(810)
Share issuance costs	-	-	(78)	-	-	-	(78)
Derecognition of equity related to Colombia assts	-	-	-	(195)	-	(380)	(575)
Other comprehensive income - exchange differences (net of income taxes of $nil)	-	-	-	1,127	-	-	1,127
Net loss	-	-	-	-	(46,929)	(410)	(47,339)
Balance, September 30, 2023	8,216	$-	$149,857	$(1,800)	$(133,734)	$(1,201)	$13,122
For the three months ended September 30, 2023
Balance, June 30, 2023	6,859	$-	$150,726	$(1,526)	$(138,266)	$(706)	$10,228
September unit offering	1,369	-	2,738	-	-	-	2,738
September unit offering issuance costs	-	-	(254)	-	-	-	(254)
Options vested	-	-	8	-	-	-	8
Options forfeited	-	-	(3,312)	-	3,295	-	(17)
Restricted stock granted	-	-	43	-	-	-	43
Restricted stock cancelled	(12)	-	(30)	-	-	-	(30)
Share issuance costs	-	-	(62)	-	-	-	(62)
Derecognition of equity related to Colombia assts	-	-	-	(195)	-	(380)	(575)
Other comprehensive loss - exchange differences (net of income taxes of $nil)	-	-	-	(79)	-	-	(79)
Net income (loss)	-	-	-	-	1,237	(115)	1,122
Balance, September 30, 2023	8,216	$-	$149,857	$(1,800)	$(133,734)	$(1,201)	$13,122

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Flora Growth Corp.
Unaudited Condensed Interim Consolidated Statement of Cash Flows
(in thousands of United States dollars)
	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Cash flows from operating activities:
Net loss	$(9,831)	$(47,339)
Adjustments to net loss:
Depreciation and amortization	557	2,192
Share based compensation	428	996
Inventory impairments	1,423	1,396
Other asset impairments	1,471	39,645
Unrealized loss (gain) from changes in fair value	57	(2,165)
Bad debt expense	266	598
Loss on fixed asset disposals	47	-
Loss on disposal of Colombia assets	-	1,310
Interest expense	24	69
Interest paid	(24)	(69)
Income tax	(71)	(1,236)
	(5,653)	(4,603)
Net change in non-cash working capital:
Trade and other receivables	(1,394)	1,889
Inventory	(350)	(2,949)
Prepaid expenses and other assets	330	(213)
Trade payables and accrued liabilities	3,381	(1,389)
Net cash used in operating activities	(3,686)	(7,265)

Cash flows from financing activities:
Units issued	3,230	2,738
Equity issue costs	(398)	(329)
Loan borrowings, net	279	37
Net cash provided by financing activities	3,111	2,446

Cash flows from investing activities:
Purchases of property, plant and equipment and intangible assets	(134)	(201)
Net cash on asset disposals	273	(71)
Business combinations, net of cash acquired	64	-
Net cash provided (used) in investing activities	203	(272)

Effect of exchange rate on changes on cash	231	954

Change in cash during the period	(141)	(4,137)
Cash and restricted cash at beginning of period	4,385	8,935
Cash and restricted cash at end of period	$4,244	$4,798
Supplemental disclosure of non-cash investing and financing activities
Assets acquired for contingent consideration	-	303
Common shares issued for other agreements	55	95
Option cancellations reclassified to equity	316	4,060
Share issuance costs	-	297
Operating lease additions to right of use assets	2,172	200
Common shares issued for business combinations	3,969	-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and nine months ended September 30, 2024 and 2023
(In thousands of United States dollars, except shares and per share amounts)

1. NATURE OF OPERATIONS

Flora Growth Corp. (the "Company" or "Flora") was incorporated under the laws of the Province of Ontario, Canada on March 13, 2019. The Company is a global cannabis company that is committed to building a connected ecosystem of innovative brands and products, and is dedicated to advancing technology to deliver a more personalized wellness experience. The Company's registered office is located at 365 Bay Street, Suite 800, Toronto, Ontario, M5H 2V1, Canada and our principal place of business in the United States is located at 3230 W. Commercial Boulevard, Suite 180, Fort Lauderdale, Florida 33309.

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

The Company had cash of $4.2 million at September 30, 2024, net loss of $9.8 million for the nine months ended September 30, 2024, and an accumulated deficit of $152.0 million at September 30, 2024. Current economic and market conditions have put pressure on the Company's growth plans. The Company's ability to continue as a going concern is dependent on its ability to obtain additional capital. The Company believes that its current level of cash is not sufficient to continue investing in growth, while at the same time meeting its obligations as they become due. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed interim consolidated financial statements. To alleviate these conditions, management is currently evaluating various cost reductions and other alternatives and may seek to raise additional funds through the issuance of equity, debt securities, through arrangements with strategic partners, through obtaining credit from financial institutions or otherwise. The actual amount that the Company may be able to raise under these alternatives will depend on market conditions and other factors. As it seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms or at all. The Company's ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including but not limited to market and economic conditions, the Company's performance and investor sentiment with respect to it and its industry. The unaudited condensed interim consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2024 and 2023

(In thousands of United States dollars, except shares and per share amounts)

Basis of consolidation

These unaudited condensed interim consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions were eliminated on consolidation. Subsidiaries are entities the Company controls when it is exposed, or has rights, to variable returns from its involvement in the entity and can affect those returns through its power to direct the relevant activities of the entity. Subsidiaries are included in the consolidated financial results of the Company from the date of acquisition up to the date of disposition or loss of control. At September 30, 2024, the Company's subsidiaries and respective ownership percentage have not changed from the year ended December 31, 2023, except as noted below.

On April 22, 2024, the Company completed the first closing of the share purchase agreement to acquire 77% of the issued and outstanding shares of TruHC Pharma GmbH, a German entity. On June 4, 2024, the Company purchased 100% of the issued and outstanding shares of Australian Vaporizors Pty Ltd., an Australian entity. See discussion of both acquisitions in Note 7.

During the nine months ended September 30, 2024, the Company voluntarily dissolved the Cardiff Brand Corp., Kasa Wholefoods Company LLC and Flora Beauty LLC, each of which were U.S. entities. Also during the nine months ended September 30, 2024, the Company signed articles of organization for Just Brands FL LLC, a United States domestic limited liability company, which is 100% owned by the Company and has a functional currency of the United States dollar.

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

The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Revenue	$-	$-	$-	$1,450
Cost of sales	-	-	-	1,123
Gross profit from discontinued operations	-	-	-	327
Operating expenses
Consulting and management fees	-	171	-	847
Professional fees	-	-	-	82
General and administrative	-	-	-	282
Promotion and communication	-	-	-	14
Operating lease expense	-	-	-	93
Depreciation and amortization	-	-	-	148
Bad debt expense	-	-	-	565
Asset impairment	-	-	-	4,704
Other expense	-	(64)	-	60
Operating loss from discontinued operations	-	(107)	-	(6,468)
Interest expense	-	-	-	2
Net loss before income taxes	-	(107)	-	(6,470)
(Gain) loss on disposal of discontinued operations	-	(599)	-	1,310
Income tax expense	-	-	-	11
Income (loss) from discontinued operations	$-	$492	$-	$(7,791)
Basic income (loss) per share from discontinued operations	$0.00	$0.09	$0.00	$(1.09)
Diluted income (loss) per share from discontinued operations	$0.00	$0.08	$0.00	$(1.09)

The following table summarizes the significant operating and investing items related to the Colombian subsidiaries for the nine months ended September 30, 2024 and 2023

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2024 and 2023

(In thousands of United States dollars, except shares and per share amounts)
	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Operating activities of discontinued operations
Depreciation and amortization	$-	$148
Bad debt expense	-	565
Asset impairment	-	4,704
Investing activities of discontinued operations
Purchases of property, plant and equipment	$-	$94

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

4.  TRADE AND AMOUNTS RECEIVABLE

The Company's trade and amounts receivable are recorded at amortized cost. The trade and other receivables balance as at September 30, 2024 and December 31, 2023 consists of trade accounts receivable, amounts recoverable from the Government of Canada for Harmonized Sales Taxes ("HST"), as well as Value Added Tax ("VAT") from various jurisdictions, and other receivables.

	September 30, 2024	December 31, 2023
Trade accounts receivable	$3,034	$2,299
Allowance for expected credit losses	(469)	(315)
HST/VAT receivable	998	1,840
Other receivables	359	126
Total	$3,922	$3,950

Changes in the trade accounts receivable allowance in the three and nine months ended September 30, 2024 relate to establishing an allowance for expected credit losses. There were $0.1 million in write-offs of trade receivables during the three and nine months ended September 30, 2024 (September 30, 2023 - $0.1 million and $0.1 million, respectively). The Company has no amounts written-off that are still subject to collection enforcement activity as at September 30, 2024. The Company’s aging of trade accounts receivable is as follows:

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2024 and 2023

(In thousands of United States dollars, except shares and per share amounts)
	September 30, 2024	December 31, 2023
Current	$697	$218
1-30 Days	1,136	588
31-60 Days	425	577
61-90 Days	158	448
91-180 Days	614	401
180+ Days	4	67
Total trade receivables	$3,034	$2,299

5. INVENTORY

Inventory is comprised of the following:

	September 30, 2024	December 31, 2023
Raw materials and supplies	$873	$1,180
Finished goods	6,984	7,328
Total	$7,857	$8,508

During the nine months ended September 30, 2024, the Company recorded inventory impairment as a write-down to cost of sales in the amount of $1.4 million (2023 - $1.4 million). Approximately $0.7 million of the write-down in the current period is related to inventory theft and recoveries of stolen inventory that is no longer saleable.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2024	December 31, 2023
Land	$-	$298
Buildings	102	78
Machinery and office equipment	781	696
Vehicles	22	37
Total	905	1,109
Less: accumulated depreciation	(387)	(262)
Property, plant and equipment, net	$518	$847

Depreciation expense for the three and nine months ended September 30, 2024 was less than $0.1 million and $0.1 million, respectively (September 30, 2023 - less than $0.1 million and $0.2 million, respectively) and was recorded in depreciation and amortization in the unaudited condensed interim consolidated statements of loss and comprehensive loss.

See Note 9 for discussion of impairment of property, plant and equipment during the nine months ended September 30, 2024.

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

The Purchase Price will be paid and satisfied by the Company in two closings. At the first closing on April 22, 2024, the Company issued 2,135,199 of its common shares, which was equal to 19.99% of the Company's issued and outstanding common shares prior to signing the Purchase Agreement, to Seller. On the second closing (the "Second Closing"), the Company will issue 635,363 of its common shares, valued at $1.0 million, to Seller after receiving shareholder approval for such issuance in accordance with the rules of the Nasdaq Capital Market at its next special and annual general meeting of shareholders, which was held on August 14, 2024. The common shares issued at the first closing on April 22, 2024, valued at $3.3 million, represent a 77% ownership in TruHC. The remaining 23% noncontrolling interest was valued at $1.0 million, which represents the 635,363 common shares to be issued at the Second Closing multiplied by the $1.56 share price at the first closing. As of September 30, 2024, the Company has not issued the 635,363 common shares associated with the Second Closing.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2024 and 2023

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

Since the acquisition date through September 30, 2024, TruHC reported revenue of $nil and net loss and comprehensive loss of $0.5 million.

The intangible assets of $3.2 million are comprised of licenses with a 5-year useful life.

The goodwill is attributable to the assembled workforce of TruHC and the expected synergies between TruHC and Flora's existing operations. This includes:

  the ability to leverage TruHC's licenses to import, process and sell medicinal cannabis;
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

If TruHC was acquired at January 1, 2023, the combined revenue of TruHC and the Company would not have changed for the nine months ending September 30, 2024 and 2023. The combined net loss of TruHC and the Company would have increased by approximately $0.7 million and $0.2 million for the nine months ending September 30, 2024 and 2023, respectively (unaudited).

The Company incurred acquisition-related costs of $0.2 million which were expensed as incurred in professional fees on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2024 and 2023

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

Since the acquisition date through September 30, 2024, AV reported revenue of $0.4 million and net income and comprehensive loss of $0.4 million.

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

If AV was acquired at January 1, 2023, the combined revenue of AV and the Company would have increased approximately $2.0 million and $3.7 million for the nine months ended September 30, 2024 and 2023, respectively (unaudited). The combined net loss of AV and the Company would have increased by approximately $0.1 million for the nine months ended September 30, 2024, and decreased by $0.4 million for the nine months ended September 30, 2023 (unaudited).

The Company incurred acquisition related costs of less than $0.1 million which were expensed as incurred in professional fees on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

8. INTANGIBLE ASSETS AND GOODWILL

A continuity of intangible assets for the nine months ended September 30, 2024 is as follows:

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2024 and 2023

(In thousands of United States dollars, except shares and per share amounts)
	Licenses	Trademarks and Brands	Patents	Goodwill	Total
Cost
At December 31, 2023	$-	$1,892	$1,098	$-	$2,990
Acquired through business combinations	3,193	180	-	2,280	5,653
Impairment	-	(177)	(70)	(238)	(485)
At September 30, 2024	$3,193	$1,895	$1,028	$2,042	$8,158

Accumulated Amortization
At December 31, 2023	$-	$1,132	$912	$-	$2,044
Additions	326	101	18	-	445
At September 30, 2024	$326	$1,233	$930	$-	$2,489

Foreign currency translation	146	4	1	108	259
Net book value at September 30, 2024	$3,013	$666	$99	$2,150	$5,928

Amortization expense for the three and nine months ended September 30, 2024 was $0.2 million and $0.4 million, respectively (September 30, 2023 - $0.3 million and $1.9 million, respectively) and was recorded in depreciation and amortization in the unaudited condensed interim consolidated statements of loss and comprehensive loss.

The Company's intangible assets acquired through business combinations consist of assets acquired as part of the April 2024 purchase of TruHC and the June 2024 purchase of AV (Note 7). Information regarding the TruHC intangible assets within the indicated categories of the table above is as follows as at September 30, 2024:

  Licenses: carrying amount $3.0 million with a remaining amortization period of 54 months

Information regarding the AV intangible assets within the indicated categories of the table above is as follows as at September 30, 2024:

  Trademark and brands: carrying amount $nil million after full impairment of $0.2 million recorded during the period ending September 30, 2024

At September 30, 2024, the weighted average amortization period remaining for intangible assets was 4.7 years.

At September 30, 2024, the estimated future amortization expense related to intangible assets is as follows:

2024	$203
2025	811
2026	811
2027	811
2028	811
Thereafter	331
Total	$3,778

The Company's goodwill is assigned to the following reporting units:

	TruHC	AV	Total
Net book value as at December 31, 2023	$-	$-	$-
Acquired through business combinations	2,050	230	2,280
Impairment	-	(238)	(238)
Foreign currency translation	100	8	108
Net book value as at September 30, 2024	$2,150	$-	$2,150
15

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2024 and 2023

(In thousands of United States dollars, except shares and per share amounts)

9.  ASSET IMPAIRMENT

Goodwill

The Company tests its goodwill for impairment as part of its annual fourth quarter impairment test, and at interim periods when impairment indicators exist. The Company's goodwill is assigned to the reporting units associated with the original acquisition of those operations. At September 30, 2024, the Company determined that there were no indicators present for its TruHC reporting unit.

At September 30, 2024, the Company's AV reporting unit had external indicators of impairment due to new limitations by the Australian government that limits the sales of vaporizers containing nicotine to only pharmacies, which will likely negatively impact AV's direct-to-consumer online sales. As such, the Company tested the AV reporting unit for impairment as at September 30, 2024 and determined that the carrying value of the AV reporting unit's assets exceeded the recoverable amount, resulting in goodwill impairment of $0.2 million recorded in the nine months ended September 30, 2024. The impairment is recorded in the goodwill impairment caption on the consolidated statements of loss and comprehensive loss. The reporting unit's fair value was determined based on an income approach discounted cash flow model of $nil. The income approach used a discount rate of 16%, operating margins from -31% to -41%, working capital requirements of 3% revenue, and a terminal period growth rate of 2.5%. Revenue is expected to decrease 46% in 2024, decrease another 30% in 2025, then increase at 2.5% in 2026 and thereafter.

Long-lived assets

As discussed in Note 15, on May 7, 2024, Just Brands agreed to a settlement and general release, whereby Just Brands will remove the products subject to the stop sales orders from the state of Florida and accept a five-year revocation of its food permit in the state of Florida. As a result of this settlement, the Company began negotiations to exit its current warehouse lease in Pompano Beach, FL, and searching for a new warehousing facility in a different state. The Company considered this to be an indicator of impairment and, thus, performed a quantitative analysis as of March 31, 2024 to determine if impairment existed by comparing the carrying amount of the operating lease right of use asset and related leasehold improvements to the future undiscounted cash flows the asset is expected to generate over its remaining life. This analysis indicated the asset values may not be recoverable. The Company then calculated the fair value of this asset using an income approach. As a result, the Company recorded an impairment of operating lease right of use assets and property, plant and equipment within its Vessel asset group within the house of brands segment totaling $0.9 million. These charges were recorded in the asset impairment caption on the unaudited condensed interim consolidated statements of loss and comprehensive loss during the three months ended March 31, 2024. There were no further indicators of impairment for these assets for the period ending September 30, 2024.

Likewise, a facility lease housing the High Roller operations expired on June 30, 2024, and the Company has completed the move of these operations to the new warehouse in Pompano Beach, FL. The Company determined that much of the machinery and office equipment at the old facility would not be used at the new facility. As such, the Company will look to sell these assets. The Company was able to estimate the selling price of each asset as well as any potential cost of sales, which was then compared to the current book value of the assets. The difference of $0.1 million was recorded within its JustCBD asset group within the house of brands segment. These charges were recorded in the asset impairment caption on the unaudited condensed interim consolidated statements of loss and comprehensive loss during the three months ended June 30, 2024. There were no further indicators of impairment for these assets for the period ending September 30, 2024.

The Company determined that the reduced sales forecast of Vessel was an indicator of impairment as of June 30, 2024 and again at September 30, 2024. The Company performed a quantitative analysis to determine if impairment existed by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over their remaining lives. This analysis indicated that the carrying amount of certain asset values may not be recoverable. The Company then calculated the fair value of these assets using an income approach, updating certain key variables, including estimated 2024 and 2025 sales, royalty savings rates, customer decay rates and discount rates. As a result, the Company recorded impairments of patents and tradenames within its Vessel asset group within the house of brands segment totaling $0.1 million and $nil million for the three months ended June 30, 2024 and September 30, 2024, respectively. These charges were recorded in the asset impairment caption on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

The Company determined that the reduced sales forecast of JustCBD was an indicator of impairment as at September 30, 2024. The Company performed a quantitative analysis to determine if impairment existed by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over their remaining lives. This analysis indicated that the carrying amount of certain asset values may not be recoverable. The Company then calculated the fair value of these assets using an income approach, updating certain key variables, including estimated 2024 and 2025 sales, royalty savings rates and discount rates. The resulting calculation concluded that the carrying amount of the JustCBD assets were recoverable, and, thus, no impairment was recorded for the period ending September 30, 2024.

The Company determined that the new limitations by the Australian government that limits the sales of vaporizers containing nicotine to only pharmacies was an indicator of impairment as at September 30, 2024. The Company performed a quantitative analysis to determine if impairment existed by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over their remaining lives. This analysis indicated that the carrying amount of certain asset values may not be recoverable. The Company then calculated the fair value of these assets using an income approach, updating certain key variables, including estimated 2024 and 2025 sales, royalty savings rates and discount rates. As a result, the Company recorded impairments of brands within its AV asset group within the house of brands segment totaling $0.2 million. These charges were recorded in the asset impairment caption on the unaudited condensed interim consolidated statements of loss and comprehensive loss.
16

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2024 and 2023

(In thousands of United States dollars, except shares and per share amounts)

10.  DEBT

Euro credit facility

The Company, through FGH, has credit facilities totaling 4.1 million Euro ($4.6 million USD), at three different banks in Germany. These arrangements are open ended without predetermined maturity dates. Principal and interest payments are due at the end of each term. Interest rates can change with each new amount drawn. As of September 30, 2024, the total outstanding amount on these credit facilities was 2.0 million Euro ($2.2 million USD) with interest rates ranging from 4.95% to 5.59% and due within the next twelve months. These credit facilities were secured by various guarantees, including payment guarantees upon default.

11.  LEASES

The Company's leases primarily consist of administrative real estate leases in Germany, the United States and Australia. Management has determined all the Company's leases are operating leases through September 30, 2024. Information regarding the Company's leases is as follows:

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September, 2024	Nine months ended September 30, 2023
Components of lease expense
Operating lease expense	$178	$286	$542	$910
Short-term lease expense	25	109	205	244
Sublease income	(92)	(17)	(270)	(17)
Total lease expense	$111	$378	$477	$1,137

Other Information
Operating cash flows from operating leases	$282	$330	$1,030	$1,050
ROU assets obtained in exchange for new operating lease liabilities	29	103	2,172	200
Weighted-average remaining lease term in years for operating leases			3.8	2.7
Weighted-average discount rate for operating leases			10.8%	7.9%

Maturities of operating lease liabilities as of September 30, 2024 are as follows:

Thousands of United States dollars	Operating Leases
2024	$286
2025	1,054
2026	969
2027	756
2028	470
Thereafter	205
Total future lease payments	3,740
Less: imputed interest	(675)
Total lease liabilities	3,065
Less: current lease liabilities	(832)
Total non-current lease liabilities	$2,233

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2024 and 2023

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

See Note 9 for discussion of impairment of operating lease right of use assets during the nine months ended September 30, 2024.

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

Nine months ended September 30, 2024

JUNE 2024 PAYMENT TO AV OWNERS

As discussed in Note 7, the Company issued 550,000 of its common shares valued at $0.6 million to the prior owners of AV as part of the Company's acquisition of 100% of the issued and outstanding common shares of AV on June 4, 2024.

APRIL 2024 PAYMENT TO TRUHC OWNERS

As discussed in Note 7, the Company issued 2,135,199 of its common shares valued at $3.3 million to the prior owners of TruHC as part of the first closing of the Company's acquisition of TruHC on April 22, 2024. The first closing made up 77% of the total agreed upon share price of 2,770,562 common shares of the Company. The remaining 635,363 common shares of the Company are to be issued at the Second Closing, which was approved by Flora shareholders on August 14, 2024 in accordance with the rules of the Nasdaq Capital Market. As of September 30, 2024, the Company has not issued the 635,363 common shares associated with the Second Closing.

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

For the three and nine months ended September 30, 2024 and 2023

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

13. SHARE BASED COMPENSATION

The Company’s 2022 Incentive Compensation Plan (the “2022 Plan”) and its previous “’rolling” stock option plan (the “Prior Plan”) are described in the Company’s 2023 Form 10-K. The 2022 Plan was amended to increase the number of shares issuable thereunder from 950,000 to 2,500,000 shares at the Company’s annual shareholder meeting on August 14, 2024.

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

Information relating to share options outstanding and exercisable as at September 30, 2024 and December 31, 2023 is as follows:

Options Outstanding
	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding balance, December 31, 2023	49	$27.04	2.8	$-
Forfeited	(28)	18.74	0.7	-
Outstanding balance, September 30, 2024	21	$38.18	4.2	$-
Exercisable balance, September 30, 2024	21	$38.18	4.2	$-

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2024 and 2023

(In thousands of United States dollars, except shares and per share amounts)

The total expense related to the options granted in the three and nine months ended September 30, 2024 was $nil and less than $0.1 million, respectively (2023 total benefit - less than $0.1 million and $0.1 million, respectively). This expense (benefit) is included in the share based compensation line on the unaudited condensed interim consolidated statements of loss and comprehensive loss. Generally, the options granted in 2023 vest one to two years following the date of grant provided that the recipient is still employed or engaged by the Company.

At September 30, 2024 the total remaining stock option cost for nonvested awards is $nil.

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

Information relating to restricted stock awards outstanding as at September 30, 2024 and December 31, 2023:

	Number of restricted stock awards	Weighted average grant date fair value
	Thousands
Balance, December 31, 2023	391	$1.41
Vested	(374)	(1.15)
Cancelled	(4)	(6.90)
Balance, September 30, 2024	13	$7.41

The total expense related to the restricted stock awards in the three and nine months ended September 30, 2024 was less than $0.1 million and less than $0.1 million, respectively (2023 - less than $0.1 million and $0.6 million, respectively). This expense is included in the share based compensation line on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

The outstanding restricted stock awards vest over the next two years provided the award holder is still employed or engaged by the Company. As of September 30, 2024, the Company had less than $0.1 million of unrecognized compensation expense related to restricted stock awards which will be recognized over the next two years.

STOCK APPRECIATION RIGHTS ("SARs")

SARs grant a right to receive, upon exercise thereof, the excess of (A) the fair market value of one common share on the date of exercise over (B) the grant price of the SAR. The grant price of a SAR shall not be less than 100% of the fair market value of a common share on the date of the grant. During the period ending September 30, 2024, the Company granted SARs to its Chief Executive Officer and Chief Financial Officer, which was approved by a majority of the Company's shareholders at the Company's annual meeting held on August 14, 2024.

The fair value of the SARs at August 14, 2024 was determined using a Monte Carlo simulation incorporating Brownian motion with 100,000 trials through a binomial model. The significant inputs to the valuation include an 11-year term to maturity, the Company's closing share price at August 14, 2024 ($0.91), estimated Company common share volatility (110%), and risk-free rate of 3.8% to discount the ending result to present value. The valuation also includes a derived service period, which is the median time to vest, as calculated by the model. This derived service period inherently contains some degree of estimation uncertainty.

Information relating to SARs outstanding at September 30, 2024 and December 31, 2023 is as follows:

	SARs Outstanding
	Number of SARS (in thousands)	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding balance, December 31, 2023	-
Granted	2,139
Outstanding balance, September 30, 2024	2,139	$1.10	10.87	$223
Exercisable balance, September 30, 2024	329	$1.15	10.87	$223

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2024 and 2023

(In thousands of United States dollars, except shares and per share amounts)

The total expense related to SARs granted in both the three and nine months ended September 30, 2024 was $0.4 million. The total expense related to SARs granted in both the three and nine months ended September 30, 2023 was $nil. This expense is included in the share based compensation line on the unaudited condensed interim consolidated statements of loss and comprehensive loss. The SARs granted in 2024 will vest in tranches based on the derived service period, ranging from zero to three years, provided that the recipient is still employed or engaged by the Company.

14. WARRANTS

The following summarizes the number of warrants outstanding as of September 30, 2024:

	Number of warrants	Weighted average exercise price
	Thousands
Balance, December 31, 2023	2,384	$9.90
Balance, September 30, 2024	2,384	$9.90

Date of expiry	Warrants outstanding	Exercise price	Grant date fair value	Remaining life in years
	Thousands
November 18, 2026	221	$75.00	$6,729	2.13
November 18, 2027	23	66.00	1,055	3.13
December 8, 2027	25	8.80	149	3.19
September 21, 2028	691	2.50	712	3.98
September 21, 2028	55	2.39	81	3.98
March 21, 2029	1,369	2.50	1,120	4.47
	2,384	$9.90	$9,846	4.08

15. COMMITMENTS AND CONTINGENCIES

Provisions

The Company's current known provisions and contingent liabilities consist of the following as of September 30, 2024:

	Legal disputes	Sales tax	Total
Balance as at December 31, 2023	$2,962	$2,538	$5,500
Payments/settlements	(7)	(380)	(387)
Additional provisions	1,183	451	1,634
Foreign currency translation	96	-	96
Balance as at September 30, 2024	$4,234	$2,609	$6,843

The legal disputes balance as of September 30, 2024, relate to the settlement of a contractual dispute involving the Company. It involves a former shareholder of ACA Mueller, an entity that was part of the Company's acquisition of FGH in December 2022, who filed a statement of claim against a wholly owned subsidiary of the Company in the Constance Regional Court in Germany. In March 2024, the Constance Regional Court in Germany ordered the Company to pay the plaintiff $3.0 million plus interest thereon at a rate of 5% above the prime rate since September 6, 2020 in addition to 83% of the legal fees. The Company has since filed an appeal. While the Company believes that this claim is without merit, at this time the Company believes it is probable that a liability has been incurred and the Company is able to reasonably estimate the loss of $4.2 million, including $1.2 million of interest accrued in the nine months ended September 30, 2024. As a result, without acknowledgement (explicitly or implicitly) of any amount of liability arising from this claim, the Company recognized a provision of $4.2 million to reflect the value of the claim. This dispute is covered under an indemnification agreement between the Company and the former Chief Executive Officer and shareholder of FGH. The Company intends to vigorously defend itself through appropriate legal proceedings. The $4.2 million is recorded within contingencies and within indemnification receivables on the unaudited condensed consolidated statements of financial position.

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

For the three and nine months ended September 30, 2024 and 2023

(In thousands of United States dollars, except shares and per share amounts)

On April 30, 2024, a group representing the sellers of Just Brands LLC to Flora in February 2022 brought an action against the Company in the United States District Court for the Southern District of New York claiming that the Company failed to promptly issue additional shares in accordance with a specific formula set forth in the securities purchase agreement after the two-year anniversary of the closing, which occurred on February 24, 2024. The plaintiffs claim that they are entitled to 182,889 common shares and $38.0 million to complete the acquisition of Just Brands LLC. The Company has assessed the claims and concluded that it is probable that a liability has been incurred and that the Company is able to reasonably estimate the loss based on the fair value of 632,484 common shares of the Company. As at September 30, 2024, this value is $1.0 million and has been recorded in the contingent purchase considerations on the unaudited condensed interim consolidated statement of financial position.

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

Legal proceedings

The Company records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and where liability is probable. The Company is engaged from time-to-time in various legal proceedings and claims that have arisen in the ordinary course of business. The outcome of all the proceedings and claims against the Company is subject to future resolution, including the uncertainties of litigation. Based on information currently known to the Company and after consultation with outside legal counsel, management believes that the probable ultimate resolution of any such proceedings and claims, individually or in the aggregate, will not have a material adverse effect on the financial condition of the Company, taken as a whole as at September 30, 2024.

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

On May 31, 2023, Maria Beatriz Fernandez Otero and Sara Cristina Jacome De Torres brought an action against the Company in the Ontario Superior Court of Justice claiming that the Company is obligated to issue 500,000 common shares (pre-splits) each for a purchase price of $0.05 per share. The plaintiffs claim that they are entitled to such shares as compensation for alleged consulting services performed. The Company disputes their claim and intends to vigorously defend against this action. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of September 30, 2024.

On May 31, 2023, Ramon Ricardo Castellanos Saenz and Miriam Ortiz brought an action against the Company in the Ontario Superior Court of Justice claiming that the Company is obligated to issue 1,500,000 common shares (pre-splits) each for a purchase price of $0.05 per share. The plaintiffs claim that they are entitled to such shares as compensation for alleged consulting services performed. The Company disputes their claim and intends to vigorously defend against this action. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of September 30, 2024.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2024 and 2023

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

On February 3, 2023, an action was brought in the Ontario Superior Court of Justice by Nathan Shantz and Liberacion e Inversiones S.A. against various parties including Clifford Starke, the Company's current CEO and FGH's former Chief Executive Officer, and FGH. The statement of claim alleges that, prior to the closing of the Arrangement, 8,831,109 FGH shares purportedly owned by the plaintiffs were wrongfully transferred to third parties, in part through alleged unauthorized steps taken by Mr. Starke. Plaintiffs seek, among other things, a declaration that they are the rightful owners of the shares or, in the alternative, damages. Against FGH, they claim a declaration that, by virtue of the alleged unauthorized transfer of shares, FGH acted oppressively and seek damages in the amount of $4.0 million. The defendants have brought motions to stay the proceedings on the grounds that the Ontario court lacks jurisdiction over the claim. In the event FGH should incur any losses in connection with this matter, such losses are to be indemnified by Mr. Starke subject to the maximum threshold of the indemnity agreement. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of September 30, 2024.

The total amount claimed against the former entities of FGH currently exceeds the maximum $5.0 million of the indemnification agreement. However, the Company is estimating the likelihood of loss in these cases will not exceed $4.2 million.

16. LOSS PER SHARE

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

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Stock options	21	107	21	107
Warrants	2,384	2,384	2,384	2,384
Restricted stock awards	13	-	13	40
Stock appreciation rights, exercisable	329	-	329	-
JustCBD potential additional shares to settle contingent consideration	632	-	632	657
Total	3,379	2,491	3,379	3,188

17. FINANCIAL INSTRUMENTS

Fair value

The Company's financial instruments measured at amortized cost as at September 30, 2024 and December 31, 2023 consist of cash, trade and amounts receivable, loans receivable, trade payables, contingencies, accrued liabilities, lease liabilities, and debt and loans payable. The amounts reflected in the unaudited condensed interim consolidated statements of financial position approximate fair value due to the short-term maturity of these instruments.

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

The Company's contingent purchase considerations consist of the estimated fair value of contingent purchase consideration from the acquisitions of JustCBD in February 2022 and Original Hemp in March 2023. The amount for JustCBD is measured at FVPL as a Level 2 fair value financial instrument within the fair value hierarchy as at September 30, 2024. The fair value was determined using a simplified calculation which took the expected shares to be issued (632,484) multiplied by the Company's closing share price at September 30, 2024 ($1.53). The amount for Original Hemp is measured at FVPL as a Level 3 fair value financial instrument within the fair value hierarchy as at September 30, 2024. The fair value was determined using discounted cash flow models utilizing two different rates, high (25.0%) and low (19.4%), to estimate the present value of the future cash outflows. As valuations of investments for which market quotations are not readily available are inherently uncertain, may fluctuate within short periods of time and are based on estimates, determination of fair value may differ materially from the values that would have resulted if a ready market existed for the investments. Such changes may have a significant impact on the Company's financial condition or operating results.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2024 and 2023

(In thousands of United States dollars, except shares and per share amounts)

The following tables present information about the Company's financial instruments and their classifications as at September 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Fair value measurements at September 30, 2024 using:
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Contingent purchase consideration from asset acquisitions and business combinations	$-	$968	$184	$1,152

Fair value measurements at December 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Contingent purchase consideration from asset acquisitions and business combinations	$-	$854	$241	$1,095

The $0.1 million change in the Level 3 contingent purchase consideration from the Original Hemp acquisition was recorded as a loss in the unrealized loss (gain) from changes in fair value on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

18. SEGMENTED INFORMATION

The Company reports its financial results for the following two operating segments, which are also its reportable segments: commercial and wholesale (primarily FGH subsidiaries), which sells pharmaceutical products, and house of brands (primarily JustCBD and Vessel subsidiaries), which sells a mix of products across multiple categories including food and beverage, cannabis accessories and technology, personal care and wellness. TruHC, acquired in April 2024, is included in commercial and wholesale, while, AV, acquired in June 2024, is included in house of brands. These segments reflect how the Company's operations are managed, how the Company Chief Executive Officer, who is the chief operating decision maker, allocates resources and evaluates performance, and how the Company's internal management financial reporting is structured.

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

Information regarding the Company's segments is summarized as follows:

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Sales
Commercial & Wholesale	$7,238	$9,046	$28,219	$27,801
House of Brands	5,880	9,420	21,025	36,185
Eliminations	(653)	(1,149)	(3,065)	(5,890)
	$12,465	$17,317	$46,179	$58,096
Net (Loss) Income from Continuing Operations
Commercial & Wholesale	$(481)	$(316)	$(816)	$(7,053)
House of Brands	(1,245)	1,232	(3,828)	(27,886)
Corp & Eliminations	(2,074)	(286)	(5,187)	(4,609)
	$(3,800)	$630	$(9,831)	$(39,548)
24

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2024 and 2023

(In thousands of United States dollars, except shares and per share amounts)
As at	September 30, 2024	December 31, 2023
Assets
Commercial & Wholesale	$17,599	$9,096
House of Brands	9,219	11,608
Corp & Eliminations	2,466	2,922
	$29,284	$23,626

Disaggregation of net sales by geographic area:

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Sales
United States	$4,841	$7,913	$16,964	$29,264
Germany	7,238	9,046	28,219	27,801
United Kingdom	197	358	567	1,031
Australia	189	-	429	-
	$12,465	$17,317	$46,179	$58,096

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

Amounts are expressed in United States dollars ("$" or "USD") unless otherwise stated to be in Canadian dollars ("CAD") or Euros ("€" or "EUR"). Amounts stated in foreign currencies include approximate USD amounts based on exchange rates on September 30, 2024. Variance, ratio, and percentage changes in this section are based on unrounded numbers. This section reports the Company's activities through September 30, 2024, unless otherwise indicated.

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

Australian Vaporizers Pty Ltd ("AV")

Based in Australia, AV was founded in 2010 and has become one of the largest online retailers of vaporizers, hardware, and accessories in Australia. It is an online expert for aromatherapy products, specializing in dry herb vaporizers. It has been providing vaporizers, accessories and knowledge to enthusiasts and newcomers alike through its website www.australianvaporizers.com. Due to new regulations by the Australian government, AV is in the process of modifying its business model to sell more products to pharmacies and wholesalers.

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

Consistent profitability and positive operating cash flows. A key determinant of the Company's success is to deliver profitable results and positive cashflows from operating activities. The Company's results have not yet achieved the prerequisite consistency to achieve self-sufficiency. Since its inception, only the third quarter of 2023 yielded net income and positive cashflows from operating activities. There is no assurance that the Company will be able to produce adequate levels of sustained profitability and cash flow positive, or at all. These factors, amongst others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 of the Company's unaudited condensed interim consolidated financial statements for the three and nine months ended September 30, 2024. For more information, see Item 1A "Risk Factors" in the Company's 2023 Annual Report.

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

After giving effect to Mr. Cahill's appointment, the audit committee of the Board has three independent members as required by Nasdaq Listing Rule 5605(c)(2)(A). As a result of the foregoing, the Company regained compliance with the audit committee composition requirements of Nasdaq Listing Rule 5605(c)(2)(A).

On August 26, 2024, Mr. Kevin Taylor resigned as director of the Company. After giving effect to Mr. Taylor's resignation, the audit committee no longer had three independent members as required by Nasdaq Listing Rule 5605(c)(2)(A). The Company informed Nasdaq of the foregoing on August 27, 2024.

On August 29, 2024, the Board appointed Mr. Harold Wolkin as an independent director and member of each of the Company's audit committee, compensation committee and nominating and corporate governance committee.

After giving effect to Mr. Wolkin's appointment, the audit committee of the Board has three independent members as required by Nasdaq Listing Rule 5605(c)(2)(A). As a result of the foregoing, the Company regained compliance with the audit committee composition requirements of Nasdaq Listing Rule 5605(c)(2)(A).

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

The Company operates its manufacturing and distribution business through its subsidiaries in the United States, Germany and Australia. Until the sale of the Colombia Assets, the Company also was engaged in the growth, cultivation, and development of medicinal cannabis and medicinal cannabis derivative products in Colombia.

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

Operating Expenses

The Company's operating expenses are apportioned based on the following categories:

  Consulting and management fees include salary and benefit expenses for employees, directors and consultants for the Company's corporate activities, other than those included in one of general and administrative, share based compensation, and research and development.
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
  Share based compensation includes the cost of vesting of the Company's equity awards, including share options, restricted share awards and stock appreciation rights.
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

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations includes the net loss, net of tax, of the Colombian subsidiaries sold on July 5, 2023 and on November 1, 2023. It also includes an expected loss on the disposal as the carrying value of the assets being sold exceeded the expected sale price.

Results of Operations

The following tables provide sets forth the Company's consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands). The period-to-period comparisons of the Company's historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data have been derived from our unaudited condensed interim consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 included elsewhere in this Quarterly Report.

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Revenue	$12,465	$17,317	$46,179	$58,096
Cost of sales	9,626	12,375	36,319	43,848
Gross profit	2,839	4,942	9,860	14,248
Consulting and management fees	2,479	2,346	7,130	9,679
Professional fees	650	415	2,249	1,080
General and administrative	416	340	1,445	1,376
Promotion and communication	1,206	1,142	3,435	3,713
Travel expenses	126	77	318	333
Share based compensation	406	4	428	996
Research and development	118	8	227	37
Operating lease expense	178	286	542	910
Depreciation and amortization	226	305	557	2,043

Bad debt expense	47	(14)	266	33
Asset impairment	413	-	1,471	34,941
Other expenses, net	266	573	1,507	2,078
Operating loss	(3,692)	(540)	(9,715)	(42,971)
Non-operating loss (income)	272	(1,119)	187	(2,176)
Net (loss) income before taxes and discontinued operations	(3,964)	579	(9,902)	(40,795)
Income tax	(164)	(51)	(71)	(1,247)
Net (loss) income from continuing operations	(3,800)	630	(9,831)	(39,548)
Income (loss) from discontinued operations	-	492	-	(7,791)
Net (loss) income for the period	$(3,800)	$1,122	$(9,831)	$(47,339)

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

The Company estimates that the disruption from these stop sale orders had an unfavorable impact of $0.7 million on revenue during the nine months ended September 30, 2024. The total value of inventory impacted by the stop sale orders was $1.9 million. As per the agreement with the Department, all of the impacted inventory has been moved and is being sold outside the state of Florida.

For the Three Months Ended September 30, 2024, and 2023

Revenue

Revenue totaled $12.5 million and $17.3 million for the three months ended September 30, 2024 and 2023, respectively. The decrease was primarily driven by the following:

  JustCBD contributed $4.2 million in the three months ended September 30, 2024 compared to $6.5 million in the three months ended September 30, 2023. The decrease was driven by the Company's decision to discontinue several unprofitable product lines during 2023, increased competition and market saturation.

  Vessel contributed $1.1 million in the three months ended September 30, 2024, compared to $1.7 million in the three months ended September 30, 2023.
  FGH contributed $7.0 million in the three months ended September 30, 2024, compared to $9.1 million in the three months ended September 30, 2023.
  AV was acquired in June 2024 and contributed $0.2 million during the three months ended September 30, 2024.

Gross Profit

Gross profit totaled $2.8 million and $4.9 million for the three months ended September 30, 2024 and 2023, respectively. The decrease was primarily driven by the decreased sales at JustCBD, which contributed $1.7 million in the three months ended September 30, 2024 compared to $3.4 million in the three months ended September 30, 2023, Vessel, which contributed $0.6 million in the three months ended September 30, 2024 compared to $1.0 million in the three months ended September 30, 2023, and FGH, which contributed $0.5 million in the three months ended September 30, 2024 compared to $0.5 million in the three months ended September 30, 2024. TruHC and AV were acquired in 2024 and contributed a total of less than $0.1 million during the three months ended September 30, 2024. As a percentage of net sales, or gross margin, the Company reported 23% and 29% for the three months ended September 30, 2024 and 2023, respectively. The decrease is primarily due to lower margins at JustCBD.

Operating Expenses

Operating expenses totaled $6.5 million and $5.5 million for the three months ended September 30, 2024 and September 30, 2023, respectively. The increase was primarily driven by increased stock based compensation and asset impairments recorded in the three months ended September 30, 2024.

Consulting and Management Fees

Consulting and management fees were $2.5 million for the three months ended September 30, 2024 compared to $2.3 million for the three months ended September 30, 2023. These fees are related to employment and consulting contracts with most of the Company's management, as well as directors. The increase is primarily due to sales commissions paid at FGH during the three months ended September 30, 2024.

Professional Fees

Professional fees totaled $0.7 million for the three months ended September 30, 2024 compared to $0.4 million for the three months ended September 30, 2023. These expenses are associated with legal, accounting and audit services. The increase is due to increased legal and audit fees during the three months ended September 30, 2024.

General and Administrative Expenses

General and administrative expenses totaled $0.4 million for the three months ended September 30, 2024 compared to $0.3 million for the three months ended September 30, 2023. The primary expenses included in both periods were filing services and shareholder communications, as well as professional dues and subscriptions.

Promotion and Communication Expenses

Promotion and communication expenses totaled $1.2 million for the three months ended September 30, 2024 compared to $1.1 million for the three months ended September 30, 2023. Promotion expenses incurred in the period largely relate to the nature of JustCBD's business model, which is centered around promoting its products as a method for stimulating revenue growth.

Travel Expenses

Travel expenses totaled $0.1 million for both the three months ended September 30, 2024 and the three months ended September 30, 2023. These expenses were for various trips related to the subsidiaries and the Company's promotional activities.

Share Based Compensation Expenses

Share based compensation expenses totaled $0.4 million for the three months ended September 30, 2024 compared to less than $0.1 million for the three months ended September 30, 2023. These expenses represent the amortization of the fair value of share-based payments. The increase is primarily due to the granting of stock appreciation rights during the three months ended September 30, 2024.

Research and Development Expenses

Research and development expenses totaled $0.1 million for the three months ended September 30, 2024 compared to less than $0.1 million for the three months ended September 30, 2023. Research and development expenses consist primarily of contract research fees, manufacturing, consultant fees, and costs related to the launch of new brands for the Vessel business.

Operating Lease Expenses

Operating lease expenses totaled $0.2 million for the three months ended September 30, 2024 compared to $0.3 million for three months ended September 30, 2023. The decrease is due to the impairment of the right-of-use operating lease assets during 2023, causing reduced operating lease expense in 2024.

Depreciation and Amortization Expense

Depreciation and amortization expenses totaled $0.2 million for the three months ended September 30, 2024 compared to $0.3 million for the three months ended September 30, 2023. The decrease is primarily due to the impairment recorded on the Company's long-lived assets during 2023, causing reduced depreciation and amortization in 2024, partially offset by the acquisitions of TruHC and AV during 2024.

Bad Debt Expense

Bad debt expense totaled less than $0.1 million for both the three months ended September 30, 2024 and the three months ended September 30, 2023. The amounts reflect the Company's estimate of lifetime expected losses related to outstanding trade receivables.

Asset Impairment

Asset impairment totaled $0.4 million for the three months ended September 30, 2024 compared to $nil for the three months ended September 30, 2023. The amount for the three months ended September 30, 2024 represents impairment of the goodwill and brands at AV.

Other Expenses

Other expenses totaled $0.3 million for the three months ended September 30, 2024 compared to $0.6 million for the three months ended September 30, 2023. For both periods, these expenses consist mainly of insurance, repairs and maintenance and royalties partially offset by miscellaneous incomes. The decrease is due to increased sublease income during the three months ended September 30, 2024.

Non-operating Loss (Income)

Flora realized $0.3 million in non-operating loss for the three months ended September 30, 2024 compared to non-operating income of $1.1 million for the three months ended September 30, 2023. These amounts consist of unrealized (losses) gains from changes in fair value, interest (income) expense and foreign exchange loss (gain). The increase in loss is primarily due to a $0.3 million loss on the value of the contingent consideration related to the JustCBD acquisition during the three months ended September 30, 2024 compared to a $0.8 million gain during the three months ended September 30, 2023.

Income Tax

The Company recognized $0.2 million and $0.1 million in income tax benefit for the three months ended September 30, 2024 and 2023, respectively. The Company's effective tax rate during the periods ended September 30, 2024 and 2023 was 4.0% and -8.8%, respectively. We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we consider such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to believe our deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance remains recorded against net deferred taxes as of September 30, 2024 and 2023. The income tax benefit in the three months ended September 30, 2024 is primarily related to the tax effect of the amortization on the intangible assets at TruHC and AV. The income tax benefit in the three months ended September 30, 2023 is primarily related to the tax effect of the amortization and impairment on the intangible assets at FGH.

Income from Discontinued Operations

Income from discontinued operations totaled $nil in the three months ended September 30, 2024 compared to income from discontinued operations of $0.5 million in the three months ended September 30, 2023. The sale of the Colombian subsidiaries was completed during the third and fourth quarters of 2023.

Net (Loss) Income

Flora recorded a net loss of $3.8 million for the three months ended September 30, 2024 compared to a net income of $1.1 million for the three months ended September 30, 2023. This increase in net loss is driven by lower gross profit, increased operating expenses and non-operating losses, and the income reported from the disposed Colombia operations in 2023.

For the Nine Months Ended September 30, 2024, and 2023

Revenue

Revenue totaled $46.2 million and $58.1 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease was primarily driven by the following:

  JustCBD contributed $14.0 million in the nine months ended September 30, 2024 compared to $25.3 million in the nine months ended September 30, 2023. The decrease was driven by the Company's decision to discontinue several unprofitable product lines during 2023, increased competition and market saturation, as well as the stop sales orders discussed above.
  Vessel contributed $3.6 million in the nine months ended September 30, 2024, compared to $5.0 million in the nine months ended September 30, 2023.
  This was partially offset by an increase at FGH, which contributed $28.2 million in the nine months ended September 30, 2024, compared to $27.8 million in the nine months ended September 30, 2023.
  AV was acquired in June 2024 and contributed $0.4 million during the nine months ended September 30, 2024.

Gross Profit

Gross profit totaled $9.9 million and $14.2 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease was primarily driven by the decreased sales at JustCBD, which contributed $6.0 million in the nine months ended September 30, 2024 compared to $10.4 million in the nine months ended September 30, 2023. In addition, $0.7 million of inventory impairment was recorded at JustCBD in the nine months ended September 30, 2024 related to inventory theft and recoveries of stolen inventory that is no longer saleable. Moreover, gross profit at Vessel decreased from $2.2 million in the nine months ended September 30, 2023 to $1.9 million in the nine months ended September 30, 2024. The remaining fluctuation is due to increased gross margins at FGH with $1.9 million in the nine months ended September 30, 2024 compared to $1.8 million in the nine months ended September 30, 2023. TruHC and AV were acquired in 2024 and contributed a total of $0.1 million during the nine months ended September 30, 2024.  As a percentage of net sales, or gross margin, the Company reported 21% and 25% for the nine months ended September 30, 2024 and 2024, respectively. The decrease is primarily due to unfavorable mix, with increased sales at FGH which distributes relatively lower margin pharmaceuticals.

Operating Expenses

Operating expenses totaled $19.6 million and $57.2 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The decrease is seen across multiple expense categories and is due to management's cost-cutting initiatives implemented during the second half of 2023 as well as asset impairments recorded during the period ending September 30, 2023.

Consulting and Management Fees

Consulting and management fees were $7.1 million for the nine months ended September 30, 2024 compared to $9.7 million for the nine months ended September 30, 2023. These fees are related to employment and consulting contracts with most of the Company's management, as well as directors. The decrease is primarily due to a substantial reduction in the Company's total headcount across all its business units.

Professional Fees

Professional fees totaled $2.2 million for the nine months ended September 30, 2024 compared to $1.1 million for the nine months ended September 30, 2023. These expenses are associated with legal, accounting and audit services. The increase is due to costs related to the acquisitions of TruHC and AV during the nine months ended September 30, 2024, as well as credit memos received during the nine months ended September 30, 2023.

General and Administrative Expenses

General and administrative expenses totaled $1.4 million for the nine months ended September 30, 2024 compared to $1.4 million for the nine months ended September 30, 2023. The primary expenses included in both periods were filing services and shareholder communications, as well as professional dues and subscriptions.

Promotion and Communication Expenses

Promotion and communication expenses totaled $3.4 million for the nine months ended September 30, 2024 compared to $3.7 million for the nine months ended September 30, 2023. The decrease is due to reduced sales. Promotion expenses incurred in the period largely relate to the nature of JustCBD's business model, which is centered around promoting its products as a method for stimulating revenue growth.

Travel Expenses

Travel expenses totaled $0.3 million for both the nine months ended September 30, 2024 and the nine months ended September 30, 2023. These expenses were for various trips related to the subsidiaries and the Company's promotional activities.

Share Based Compensation Expenses

Share based compensation expenses totaled $0.4 million for the nine months ended September 30, 2024 compared to $1.0 million for the nine months ended September 30, 2023. These expenses represent the amortization of the fair value of share-based payments. The decrease is primarily due to the granting of fewer stock-based compensation awards during 2023 as well as a substantial reduction in total headcount across all its business units.

Research and Development Expenses

Research and development expenses totaled $0.2 million for the nine months ended September 30, 2024 compared to less than $0.1 million for the nine months ended September 30, 2023. Research and development expenses consist primarily of contract research fees, manufacturing, consultant fees, and costs related to the launch of new brands for the Vessel business.

Operating Lease Expenses

Operating lease expenses totaled $0.5 million for the nine months ended September 30, 2024 compared to $0.9 million for nine months ended September 30, 2023. The decrease is due to the impairment of the right-of-use operating lease assets during 2023, causing reduced operating lease expense in 2024.

Depreciation and Amortization Expense

Depreciation and amortization expenses totaled $0.6 million for the nine months ended September 30, 2024 compared to $2.0 million for the nine months ended September 30, 2023. The decrease is primarily due to the impairment recorded on the Company's long-lived assets during 2023, causing reduced depreciation and amortization in 2024, partially offset by the acquisitions of TruHC and AV during the nine months ended September 30, 2024.

Bad Debt Expense

Bad debt expense totaled $0.3 million for the nine months ended September 30, 2024 compared to less than $0.1 million for the nine months ended September 30, 2023. The amounts reflect the Company's estimate of lifetime expected losses related to outstanding trade receivables.

Asset Impairment

Asset impairment totaled $1.5 million for the nine months ended September 30, 2024 compared to $34.9 million for the nine months ended September 30, 2023. The amount for the nine months ended September 30, 2024 represents impairment of the long-lived assets at Vessel, JustCBD and AV, as well as the goodwill at AV. The amount for the nine months ended September 30, 2023 represents impairment of the goodwill at JustCBD and FGH and the long-lived assets at Vessel, JustCBD and FGH.

Other Expenses

Other expenses totaled $1.5 million for the nine months ended September 30, 2024 compared to $2.1 million for the nine months ended September 30, 2023. For both periods, these expenses consist mainly of insurance, repairs and maintenance and royalties partially offset by miscellaneous incomes. The decrease is primarily due to lower insurance expenses, as well as sublease income collected during the nine months ended September 30, 2024.

Non-operating Loss (Income)

Flora realized $0.2 million in non-operating loss for the nine months ended September 30, 2024 compared to non-operating income of $2.2 million for the nine months ended September 30, 2023. These amounts consist of unrealized losses (gains) from changes in fair value, interest (income) expense and foreign exchange loss (gain). The increase in loss is primarily due to a $0.1 million loss on the value of the contingent consideration related to the JustCBD acquisition during the nine months ended September 30, 2024 compared to a $1.9 million gain during the nine months ended September 30, 2023.

Income Tax

The Company recognized $0.1 million benefit and $1.2 million in income tax benefit for the nine months ended September 30, 2024 and 2023, respectively. The Company's effective tax rate during the periods ended September 30, 2024 and 2023 was 0.7% and 3.1%, respectively. We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we consider such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to believe our deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance remains recorded against net deferred taxes as of September 30, 2024 and 2023. The income tax benefit in the nine months ended September 30, 2024 is primarily related to the tax effect of the amortization on the intangible assets at TruHC and AV. The income tax benefit in the nine months ended September 30, 2023 is primarily related to the tax effect of the amortization and impairment on the intangible assets at FGH.

Loss from Discontinued Operations

Loss from discontinued operations totaled $nil in the nine months ended September 30, 2024 compared to loss from discontinued operations of $7.8 million in the nine months ended September 30, 2023. The sale of the Colombian subsidiaries was completed during the third and fourth quarters of 2023.

Net Loss

Flora recorded a net loss of $9.8 million for the nine months ended September 30, 2024 compared to a net loss of $47.3 million for the nine months ended September 30, 2023. This decrease in net loss is driven by lower operating expenses and the loss from the disposed Colombia operations in 2023 partially offset by lower gross profit income and income tax benefit, as well as higher non-operating loss.

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

The reconciliation of the Company's Adjusted EBITDA, a non-U.S. GAAP financial measure, to net loss from continuing operations, the most directly comparable U.S. GAAP financial measure, for the nine months ended September 30, 2024 is presented in the table below:

(In thousands of United States dollars)	JustCBD	Vessel	Germany (3)	Australian Vaporizers	Corporate & Other	Consolidated
Net loss from continuing operations	$(1,937)	$(1,440)	$(516)	$(450)	$(5,488)	$(9,831)
Income tax (recovery) expense	-	-	(41)	(46)	16	(71)
Interest (income) expense	-	(1)	110	-	(85)	24
Depreciation and amortization	139	48	358	12	-	557
EBITDA	(1,798)	(1,393)	(89)	(484)	(5,557)	(9,321)
Non-operating loss (income) (1)	1	-	-	(4)	109	106
Share based compensation	-	-	-		428	428
Asset impairment	93	934	-	413	31	1,471
Unrealized (gain) loss from changes in fair value (2)	(57)	-	-		114	57
Charges related to the flow-through of inventory step-up on business combinations	-	-	-	79	-	79
Other acquisition and transaction costs	-	-	216	41	165	422
Adjusted EBITDA	$(1,761)	$(459)	$127	$45	$(4,710)	$(6,758)

The reconciliation of the Company's Adjusted EBITDA, a non-U.S. GAAP financial measure, to net (loss) income from continuing operations, the most directly comparable U.S. GAAP financial measure, for the nine months ended September 30, 2023 is presented in the table below:

(In thousands of United States dollars)	JustCBD	Vessel	Germany (3)	Corporate & Other	Consolidated
Net (loss) income from continuing operations	$(19,194)	$(8,440)	$55	$(11,969)	$(39,548)
Income tax expense (recovery)	-	-	16	(1,263)	(1,247)
Interest expense (income)	7	2	61	(3)	67
Depreciation and amortization	578	720	21	724	2,043
EBITDA	(18,609)	(7,718)	153	(12,511)	(38,685)
Non-operating loss (income) (1)	3	2	-	(83)	(78)
Share based compensation	-	-	-	996	996
Asset impairment	20,073	7,402		7,466	34,941
Unrealized gain from changes in fair value (2)	(820)	-	-	(1,345)	(2,165)
Charges related to the flow-through of inventory step-up on business combinations	-	-	-	45	45
Adjusted EBITDA	$647	$(314)	$153	$(5,432)	$(4,946)

The reconciliation of the Company's Adjusted EBITDA, a non-U.S. GAAP financial measure, to net loss from continuing operations, the most directly comparable U.S. GAAP financial measure, for the three months ended September 30, 2024 is presented in the table below:

(In thousands of United States dollars)	JustCBD	Vessel	Germany (3)	Australian Vaporizers	Corporate & Other	Consolidated
Net loss from continuing operations	$(606)	$(122)	$(463)	$(516)	$(2,093)	$(3,800)
Income tax recovery	-	-	(117)	(46)	(1)	(164)
Interest (income) expense	(1)	(1)	45	-	(16)	27
Depreciation and amortization	29	14	174	9	-	226
EBITDA	(578)	(109)	(361)	(553)	(2,110)	(3,711)
Non-operating loss (income) (1)	1	-	-	(5)	(73)	(77)
Share based compensation	-	-	-	-	406	406
Asset impairment	-	-	-	413	-	413
Unrealized loss from changes in fair value (2)	-	-	-	-	322	322
Charges related to the flow-through of inventory step-up on business combinations	-	-	-	59	-	59
Other acquisition and transaction costs	-	-	-	8	145	153
Adjusted EBITDA	$(577)	$(109)	$(361)	$(78)	$(1,310)	$(2,435)

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

(1) Non-operating loss (income) includes foreign exchange losses (gains).

(2) Unrealized loss (gain) from changes in fair value includes changes in the value of the Company's contingent consideration associated with its acquisition of JustCBD and Original Hemp.

(3) Germany includes the Company's main operating entities in Germany, Phatebo and TruHC.

Liquidity and Capital Resources

Since the Company’s inception, we have funded our operations and capital spending through cash flows from product sales and proceeds from the sale of our capital stock. The Company is generating cash from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support our business growth and expansion. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and unaudited condensed interim consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows in the foreseeable future. Our current principal sources of liquidity are cash provided by our operations and prior equity offerings. Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents were $4.2 million and $4.4 million as of September 30, 2024, and December 31, 2023, respectively. As of September 30, 2024, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they come due within twelve months from the date the unaudited condensed interim consolidated financial statements were issued. The unaudited condensed interim consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(In thousands of United States dollars)	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Cash used in operating activities	$(3,686)	$(7,265)
Cash from financing activities	3,111	2,446
Cash provided (used) in investing activities	203	(272)
Effect of exchange rate change	231	954
Change in cash during the period	(141)	(4,137)
Cash, beginning of period	4,385	8,935
Cash, end of period	$4,244	$4,798

Cash used in Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2024 was $3.7 million compared to net cash used in operating activities of $7.3 million for the nine months ended September 30, 2023. Cash flows used in operating activities for the periods ended September 30, 2024 and 2023 were due primarily to operating expenses exceeding the gross profit for the periods.

Cash provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 totaled $3.1 million compared to net cash provided in financing activities of $2.4 million for the nine months ended September 30, 2023. Cash flows provided from financing activities for the period ending September 30, 2024 were due to the sale of common shares of the Company in April 2024 as well as net borrowings on the credit facilities in Germany through the Company's Phatebo subsidiary. Cash flows provided in financing activities for the period ended September 30, 2023 were primarily due to the sales of equity securities in September 2023.

Cash provided (used) in Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2024 totaled $0.2 million compared to net cash used in investing activities for the nine months ended September 30, 2023 of $0.3 million. Cash flows provided by investing activities for the period ended September 30, 2024 were primarily proceeds from the sale of property, plant and equipment. Cash flows used in investing activities for the period ended September 30, 2023 were primarily related to the purchases of property, plant and equipment, and intangible assets.

Working Capital

As of September 30, 2024, we had working capital of $0.4 million, including $4.2 million of cash. The Company's primary cash flow needs are for the development of its operating activities, administrative expenses and for general working capital to support growing sales with related receivables and payables.

Funding Requirements

Our continued existence is dependent on our ability to generate positive cash flows through synergies within our operations, expanding our production capacity and geographic footprint, exploring strategic partnerships, and pursuing accretive acquisitions to supplement our organic growth. We are committed to attaining a level of sustained growth that will effectively offset our overhead costs, thereby paving the path to achieving profitability. We will be required in the future to raise additional capital through either equity or debt financings. To date, we have raised capital through multiple equity offerings. On April 8, 2024, the Company closed a registered direct offering of 1,700,000 Common Shares at a price of $1.90 per Common Share for net proceeds of $2.8 million. On April 26, 2024, the Company entered into an At-The-Market Issuance Sales Agreement with Aegis Capital Corp. (the "Agent") pursuant to which the Company may sell from time to time, at its option, Common Shares through the Agent in its capacity as sales agent, with an aggregate value of up to $3.8 million. On September 21, 2023, the Company closed a registered direct offering of 1,369,000 units of the Company at a price of $2.00 per unit for gross proceeds of $2.7 million. Each unit is comprised of one Common Share and one Common Share purchase warrant (1,369,000 total warrants) to purchase one additional Common Share at an exercise price of $2.50 per warrant share through March 21, 2029. There were no other equity offerings in the periods ended September 30, 2024 and September 30, 2023.

Debt

In addition to the equity offerings described above, the Company also has access to credit facilities through its FGH subsidiary. The credit facilities total 4.1 million Euros with three different German banks and are secured by default guarantees. On September 30, 2024, the outstanding amount was 2.0 million Euros ($2.2 million USD) and was due within the next twelve months. The credit facilities have interest rates ranging from 4.95% to 5.59% per year and does not have a set maturity date. The interest rate is reset every time a new amount is drawn.

Off-Balance Sheet Arrangements

As of September 30, 2024, the Company did not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on its results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Contractual Obligations

At September 30, 2024, the Company had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

(In thousands of United States dollars)	Total	Less than 1 Year	1 - 3 Years	More than 3 Years
Legal disputes (1)	$4,234	$4,234	$-	$-
Sales tax (1)	2,609	2,609	-	-
Contingent purchase consideration (2)	1,152	1,152	-	-
Operating lease obligations (3)	3,740	286	2,023	1,431
Debt (4)	2,235	2,235	-	-
Total	$13,970	$10,516	$2,023	$1,431

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

Recently Adopted Accounting Principles

There were no new accounting standards issued during the three months ended September 30, 2024 that impacted the Company. See Note 3, Significant Accounting Policies, of the notes to the consolidated financial statements for the year ended December 31, 2023 for a discussion of recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and the regulations promulgated thereunder) as of September 30, 2024 (the "Evaluation Date"). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans.

During the three months ended September 30, 2024, none of the directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Flora Growth Corp.	1-A	2.1	10/10/2019
3.2	Articles of Amendment of Flora Growth Corp. effective April 30, 2021	F-1	3.3	11/16/2021
3.3	Articles of Amendment of Flora Growth Corp. effective June 9, 2023	8-K	3.1	07/07/2023
3.4	Bylaw No. 1-A of Flora Growth Corp.	6-K	99.3	07/06/2022
4.1	Form of Unit Warrant	F-1	4.5	11/16/2016
4.2	Form of Investor Warrant	6-K	4.1	12/13/2022
4.3	Form of Placement Agent Warrant	6-K	4.2	12/13/2022
4.4	Form of Investor Warrant	8-K	4.1	09/21/2023
4.5	Form of Placement Agent Warrant	8-K	4.2	09/21/2023
4.6	Form of Warrant Amendment	8-K	10.3	09/21/2023
10.1	Form of Stock Appreciation Rights Agreement	8-K	10.1	09/05/2024
31.1*	Certification of Principal Executive Officer of Flora Growth Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer of Flora Growth Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer of Flora Growth Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer of Flora Growth Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

# Indicates management contract or compensatory plan or arrangement.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 13, 2024		Flora Growth Corp.

	By:	/s/ Clifford Starke
Clifford Starke
Chief Executive Officer (Principal Executive Officer)
Dated: November 13, 2024

	By:	/s/ Dany Vaiman
Dany Vaiman
Chief Financial Officer (Principal Financial and Accounting Officer)