Form 10-K
period 2024-12-31
Flora Growth Corp.
filed 2025-03-24
CIK 1790169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

___________________________

FORM 10-K

___________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 001-40397

___________________________

Flora Growth Corp.

(Exact Name of Registrant as Specified in Its Charter)

___________________________

Province of Ontario	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3230 W. Commercial Boulevard, Suite 180 Fort Lauderdale, FL 33309

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
Yes ☐    No ☒

As of June 30, 2024, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $9.6 million based on the closing price as reported on the Nasdaq Capital Market on that date. For purposes of determining this number, all named executive officers and directors of the registrant as of June 30, 2024 were considered affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form 10-K, and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.

As of March 22, 2025, the registrant had 19,435,642 shares of its common stock, no par value ("Common Shares") outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") contains "forward-looking statements," as that term is defined under the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Forward-looking statements may include projections and estimates concerning our possible or assumed future results of operations, financial condition, business strategies and plans, market opportunity, competitive position, industry environment, and potential growth opportunities.  In some cases, you can identify forward- looking statements by terms such as "may", "will", "should", "believe", "expect", "could", "intend", "plan", "anticipate", "estimate", "continue", "predict", "project", "potential", "target," "goal" or other words that convey the uncertainty of future events or outcomes. You can also identify forward-looking statements by discussions of strategy, plans or intentions. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, because forward-looking statements relate to matters that have not yet occurred, they are inherently subject to significant business, competitive, economic, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including, among others, those discussed in this Annual Report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements in this Annual Report. Risks and uncertainties, the occurrence of which could adversely affect our business, include, but are not limited to, the following:

•	our limited operating history and net losses;
•	changes in cannabis laws, regulations and guidelines, including stop sale orders;
•	decrease in demand for cannabis and derivative products due to certain research findings, proceedings, or negative media attention;
•	our ability to continue as a going concern absent access to sources of liquidity;
•	damage to our reputation as a result of negative publicity;
•	exposure to product liability claims, actions and litigation;
•	risks associated with product recalls;
•	product viability;
•	continuing research and development efforts to respond to technological and regulatory changes;
•	shelf life of inventory;
•	our ability to successfully integrate businesses that we acquire;
•	our ability to achieve economies of scale;
•	our ability to fund overhead expenses, including costs associated with being a publicly-listed company;
•	maintenance of effective quality control systems;
•	changes to energy prices and supply;
•	risks associated with expansion into new jurisdictions;
•	regulatory compliance risks;
•	opposition to the cannabinoid industry; and
•	potential delisting resulting in reduced liquidity of our Common Shares.

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

Market, Industry and Other Data

This Annual Report contains estimates, projections and other information concerning our industry, our business and the markets for our products. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from our own internal estimates and research, as well as from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry and general publications, government data, and similar sources.

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

Mission

Flora's mission is to create a leading Nasdaq small-cap international cannabis company. Flora develops products that not only elevate the cannabis experience but set new standards in wellness, through advancing technology and sustainable practices to deliver unparalleled quality and results.

Development Overview

In May 2021, the Company completed its initial public offering ("IPO") of its Common Shares and commenced trading on the Nasdaq Capital Market ("Nasdaq") under the ticker symbol "FLGC." Prior to our IPO, the Company engaged in a series of transactions in Colombia which laid the foundation for our growth and development. These transactions included the acquisition of our previously owned interests in Flora Labs 1, 2 and 4, our previously owned Cosechemos cultivation and processing facility and a number of brands.

Since our IPO, Flora has acquired 100% of the outstanding equity interests in each of:

•	Phatebo GmbH ("Phatebo") is a multi-national operator in the pharmaceutical and medical cannabis industries, with principal operations in Germany;
•	Just Brands LLC ("Just Brands") and High Roller Private Label LLC ("High Roller") based in Fort Lauderdale, Florida. Just Brands is a leading distributor and retailer of cannabidiol ("CBD") derived products through its widely recognized "JustCBD" brand. High Roller manufactures several of the leading products sold by Just Brands;
•	Vessel Brand Inc. ("Vessel"), a developer and retailer of high-end cannabis consumer technologies and accessories operating under its flagship brand "Vessel".
•	TruHC Pharma GmbH ("TruHC") is an early-stage cannabis company based in Hamburg, Germany, that holds wholesale, processing and production licenses for medical cannabis as well as a facility offering flexible production space with European Union Good Manufacturing Practice ("EU-GMP") certified modules; and
•	Australian Vaporizers Pty LTD ("AV") was founded in 2010 and is a wholesaler and an online retailer of vaporizers, hardware, and accessories in Australia.

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

Business Strategy

Our business strategy is built on two core pillars: House of Brands and Commercial & Wholesale. This strategy was devised to allow us access to markets around the globe based on the legal standing of cannabis in each of the geographical locations in which we operate. Our approach has enabled us to develop distribution networks, build customer bases, establish operations as the regulatory framework evolves and allow for expanded access to cannabis and its derivatives.

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

AV

Australian Vaporizers was founded in 2010 and has become a prominent online retailers of vaporizers, hardware, and accessories in Australia. It is an online expert for aromatherapy products, specializing in dry herb vaporizers. It has been providing vapes, accessories and knowledge to enthusiasts and newcomers alike. Its website www.australianvaporizers.com.au is a popular designation in the country with a large database of satisfied customers.

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

TruHC

Based in Hamburg, Germany, TruHC holds a GDP wholesale, and an EU-GMP processing and production license for medical cannabis. It also owns and operates an EU-GMP certified laboratory ready for instant cannabis analysis as required for the new Cannabis Social Clubs. The facility of TruHC is a flexible production space with EU-GMP certified modules that can be extended and customized for any production process from processing to extraction. TruHC also holds a narcotic license with EU-GMP certified storage.

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

Sales and Marketing

Across our various pillars, we sell products through three main channels: direct-to-consumer, wholesale and retail. Within JustCBD and Phatebo, sales are primarily focused on direct-to-consumer sales through brand websites and wholesale retail partners and are concentrated in the United States and Europe. Our international sales are conducted primarily through distribution partners who sell to third party retailers.

Distribution

United States

Distribution activities in the United States are primarily run from our Fort Lauderdale, Florida office. Distribution activities include storage, direct to consumer fulfillment as well as wholesale direct and third-party distributor shipments.

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

Flora operates a small sales office in London, England, which serves as a homebase for all activities being conducted in Europe. From this office, Flora can support the European distribution and wholesale business for its products.

The Global Cannabis Industry

Revenue in the cannabis market worldwide is forecasted to reach $68 billion in 20251. The global legal cannabis market is growing at approximately a 2.3% compounded annual growth rate ("CAGR") and projected to reach approximately $75 billion by 2029 globally1.

United States

As Flora is listed on Nasdaq, we operate exclusively today in CBD-based or ancillary/accessory businesses in the U.S. market given the U.S. federal prohibition on cannabis products containing tetrahydrocannabinol ("THC"). This includes importing cosmetic and beauty products, accessory and non-cannabinoid products and CBD products. The North America hemp-derived cannabidiol market size was valued at USD 1.5 billion in 2024. It is expected to expand at a CAGR of 13.5% from 2025 to 20302. Hemp-derived CBD and its derivatives remain legal at the federal level under the Agriculture Improvement Act of 2018 (the "2018 Farm Bill").

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

In 2022, Germany, the largest cannabis market in the European Union, announced it would begin the process of moving towards recreational adult-use cannabis in the country in addition to continuing to expand its existing medical cannabis program. The Germany legal cannabis market size is expected to grow at a CAGR of approximately 15% between 2024 and 2030, resulting in a market volume of $85.6 million by 20303.

In February 2024, the Budestag, Germany's lower house of parliament, voted to legalize cannabis for limited recreational use. Under the new legislation, adults over the age of 18 can cultivate up to three plants for private consumption and are allowed to possess 50 grams at one time at home, and 25 grams in public, starting from April 1, 2024. Under the new legislation, from July 1, 2024, cannabis would also be available in licensed not-for-profit clubs with no more than 500 members, all of whom would have to be adults, and only club members would be allowed to consume their output. The legislation was ratified by the Bundesrat, Germany's upper parliamentary chamber, and signed by the President of Germany in March 2024, allowing its implementation on April 1, 2024.

_______________________

1 Statista: Cannabis - Woldwide | Statista Market Forecast - Highlights

2 Grand View Research - North America Hemp-derived Cannabidiol Market Size Report

3 Yahoo Finance - Germany Legal Cannabis Market Analysis 2024-2023 by Source

Pharmaceutical Market and Health Sector

Europe has a strong pharmaceutical history and a thriving industry with concentration of pharmaceutical companies in the German-Switzerland border area. The industry has a projected CAGR of 6.2% between 2023 and 2027 resulting in total sales of $335 billion by 20274. In the European Union, Germany was the leading pharmaceutical market with a total revenue of $69 million in 20235.

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

Ancillary/Accessories

The ancillary or accessory category continues to grow as we see the expansion of legal access to cannabis around the globe. The accessory space is broad and spans smoking accessories as well as ash trays and storage pieces. Looking ahead, the global accessory market will reach $96 billion by 2031, representing a CAGR of 4.3%7.

________________________

4 Statista - Pharmaceutical Industry in Europe - Statistics & Facts

5 Statista - Revenue of leading pharmaceutical markets in Europe
6 Vantage Market Research - Cannabidiol (CBD) Market Size, Share & Trends Analysis Report
7 Business Wire - Smoking Accessories Research Report 2024

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

On October 31, 2023, the Florida Department of Agriculture and Consumer Services Division of Food Safety (the "Department") issued 340 stop sale orders on hemp-extract products distributed by Just Brands primarily on the basis that such products were determined to be attractive to children with the product and/or labels in the shape of an animal, human, or cartoon; or bears any reasonable resemblance to an existing candy product, or branded food product (the "Just Brands 2023 Stop-Sale Order"). As a result, Just Brands stopped distributing these products in the State of Florida. There is no assurance that these products can be sold in another jurisdiction, or at all.

In late January 2024, and in early February 2024, the Department issued a stop sale order on 231 hemp extract and other products distributed by Just Brands primarily on the basis that such products were determined to be attractive to children with the product and/or labels in the shape of an animal, human, or cartoon; or bears any reasonable resemblance to an existing candy product, or branded food product (the "Just Brands 2024 Stop-Sale Order"). On May 7, 2024, the Department and Just Brands entered into a Settlement Agreement and General Release ("May Settlement Agreement"), whereby Just Brands agreed to remove the hemp-extract products that are subject to the Just Brands 2023 Stop-Sale Order and the Just Brands 2024 Stop-Sale Order from the State of Florida by transferring them to out-of-state facilities, no later than 30 days after the date of the May Settlement Agreement. Just Brands also agreed to accept a (5) year revocation of its food permit, effectively immediately, prohibiting it from owning, operating, or creating a new business entity that owns or operates any food establishment in the state of Florida that requires a permit or license from the Department. The May Settlement Agreement is a full and complete settlement of the claims raised in the administrative and legal proceedings relating to this matter. There is no assurance that these products can be sold in another jurisdiction, or at all.

On April 2, 2024, the Department issued a stop sale order on certain hemp-extract and other products distributed by High Roller primarily on the basis that such products were determined to be attractive to children with the product and/or labels in the shape of an animal, human, or cartoon; or bears any reasonable resemblance to an existing candy product, or branded food product (the "April 2024 Stop Sale Order"). On June 27, 2024, the Department and High Roller entered into a Settlement Agreement and General Release ("June Settlement Agreement"), whereby High Roller agreed to remove the hemp-extract products that are subject to the April 2024 Stop Sale Order from the State of Florida by transferring them to out-of-state facilities, no later than 30 days after the date of the June Settlement Agreement. High Roller also agreed that it will not manufacture, distribute, or sell any "gummy" hemp extract products in the State of Florida for a period of two years from the date of the June Settlement Agreement. During this period, High Roller may continue to produce, distribute and/or sell other hemp extract product in Florida provided the products comply with applicable Florida laws. The June Settlement Agreement is a full and complete settlement of the claims raised in the administrative and legal proceedings relating to this matter. There is no assurance that these products can be sold in another jurisdiction, or at all.

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

A prerequisite under EU GMP is that medicinal products must be of consistently high quality, suitable for their intended use and meet the requirements of the marketing authorization based on stability data. For this reason, an EU-GMP certification facilitates the movement of goods and contributes to the credibility of the product. In general, Article 51 of Commission Directive 2001/83/EC requires that each and every batch imported from a European Union country outside the European Union is checked to ensure that it complies with EU-GMP standards. If a manufacturer in a non-EU country has an EU-GMP certification for its medicinal product, this batch testing is not required pursuant to Article 51(2) of Commission Directive 2001/83/EC.

Under German law, the EU-GMP guidelines must be complied with respect to medicinal products and active substances that are manufactured, tested, stored, placed on the market in Germany, brought into or out of the German  territory, imported or exported.

Regime	Treatment Under the Current German Regulatory Framework
Prescribing and Dispensing	•	The legal framework enables doctors to prescribe medical cannabis.
	•	Dispensed in the form of medicinal cannabis flowers, as a cannabis extract or as a finished product containing active THC.
	•	Pursuant to the BtMG, only pharmacies are permitted upon a special prescription to supply cannabis to patients in the form of cannabis flowers, cannabis extracts (magistral preparations) or dronabinol or as finished products containing natural or synthetic cannabinoids.
	•	The exact recipe instructions for such magistral preparations are laid down in the New Prescription Form, which is the standard work for drug production in pharmacies and is part of the German Drug Codex.
Reimbursement	•	Health insurance is statutorily mandated in Germany, and residents are covered by either statutory health insurance plans (covering approximately 90% of the population) or private health insurance. Currently, the costs of medical cannabis are covered by German health insurance.
	•	Since March 10, 2017, medical cannabis can be prescribed at the expense of the statutory health insurance companies in Germany upon their prior approval.
	•	Insured persons with a serious disease are entitled to be supplied with cannabis in the form of dried flowers or extracts in standardized quality (and pharmaceuticals containing the active substances dronabinol or nabilone) if a generally recognized treatment in accordance with medical standards is not available or cannot be used in the individual case and there is a prospect of positive effect on the course of the disease or person's symptoms according to Section 31 Paragraph 6 German Social Insurance Code (Fünftes Sozialgesetzbuch).
	•	The new Law for More Safety in the Supply of Pharmaceuticals (Gesetz für mehr Sicherheit in der Arzneimittelversorgung) which became effective in August 2019 enables patients who have been granted an approval to switch smoothly between cannabis products without having to wait for a new approval.
Licensing Requirements	•	In order to import and distribute medical cannabis in Germany, a private company needs a License for the Trade in Narcotic Drugs, and a Wholesale Trading License from local health authorities. The Company currently owns two subsidiaries, TruHC and Phatebo, that have these licenses.
	•	If cannabis is imported from non-EU/EEA countries, the company will also need an import/manufacture license for pharmaceuticals issued by the relevant health authority. For each individual shipment of cannabis an import permit will be required after the narcotics license is granted.
	•	A License for the Trade in Narcotic Drugs is required for all operations relating to the trading of narcotic drugs (such as cannabis), including, among others, cultivation, production, import and export. This license is issued by the Federal Opium Agency, a division of BfArM.
Importation	•	An Import Authorization for narcotics issued by the Federal Opium Agency is required for each import of narcotics into Germany.
	•	An Import Authorization for narcotics can only be obtained by a company with business activities in Germany. The authorities have broad rights with respect to issuing Import Authorizations and may refuse to grant an Import Authorization or, in certain circumstances, restrict the quantity of the narcotics being imported.
	•	An Import Authorization cannot be transferred to third parties and is limited to a maximum of three months (or six months for imports by sea). If the narcotics are not imported within this time frame, the import authorization must be returned to BfArM.
	•	A company applying for a License for the Trade in Narcotic Drugs and an Import Authorization for narcotics must meet various requirements, including among other, an appointment of a responsible person with relevant expertise responsible for compliance with the regulations governing narcotics, compliance with applicable security measures and certain recordkeeping and reporting requirements.
Wholesale Trading License	•	Medical cannabis falls under the definition of a medicinal product, as defined in the GMA, and requires a Wholesale Trading License if a private company engages in wholesale trading of medical cannabis.
	•	Wholesale trading is defined broadly and includes any professional or commercial activity involving the procuring, storing, supplying or exporting of medicinal products, with the exception of the dispensing of medicinal products to consumers other than physicians, dentists, veterinarians or hospitals.
	•	A company applying for an Import Authorization for narcotics with respect to the import of medical cannabis into Germany generally is also in possession of a Wholesale Trading License. Two of the Company's German subsidiaries, Phatebo and TruHC, hold these licenses.
Other Licenses	•	A company importing medical cannabis from non-EU/EEA countries is required to have an Import License for pharmaceuticals pursuant to Section 72 of the GMA.
	•	There are several other licenses that might also be required for certain types of medical cannabis products or activities (such as a manufacturing license, in case the medical cannabis is processed, packed, labeled or market released in Germany according to Section 13 of the GMA).

Human Capital Resources

As of December 31, 2024, we had a total of 76 employees, 64 of which were full-time and eleven were part-time. A total of 46 of our employees and consultants were based in the United States and 30 of our employees and consultants were based internationally.

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

We are an early-stage company focused on supplying natural, medicinal-grade cannabis flower and high-quality cannabis derived medical and wellness products to large channel distributors and retailers globally. Formed in March 2019, we have a limited operating history. We have limited financial resources and minimal operating cash flow. For the years ended December 31, 2024 and 2023, we had losses of $15.9 million and $56.3 million, respectively, and as of December 31, 2024 an accumulated deficit of $158.1 million.

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

We acquired 100% equity interests in Just Brands, Franchise Global Health ("FGH"), AV, and TruHC. We have a history of acquisitive activity, and we may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement our operations or expand our breadth, enhance our capabilities, or otherwise offer growth opportunities. Our diversity of product offerings may not be successful. While our growth strategy includes broadening our service and product offerings, implementing an aggressive marketing plan and employing product diversification, there can be no assurance that our systems, procedures and controls will be adequate to support our operations as they expand. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of our planned growth and diversified product offerings, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. Additionally, the integration of our acquisitions and pursuit of potential future acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In addition, we have limited experience in acquiring other businesses. Specifically, we may not successfully evaluate or utilize the acquired products, assets or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges.

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

The Company may incur additional liability as a result of the insolvency of a subsidiary.

The Company's subsidiaries are separate and distinct legal entities. Any right that the Company has to receive any assets of or distributions from any subsidiary upon its bankruptcy, dissolution, liquidation, or reorganization, or to realize proceeds from the sale of the assets of any subsidiary, will be junior to the claims of that subsidiary's creditors, including trade creditors. The Company may also be exposed to claims upon insolvency of a subsidiary in some jurisdictions where local laws or case law may provide for recourse against shareholders, especially when assets are insufficient to cover liabilities, including workforce redundancy costs.

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

As of the date hereof, most states and the District of Columbia have authorized industrial hemp programs pursuant to the 2018 Farm Bill, or under prior programs authorized under the 2014 Farm Bill or have plans under review by the USDA. Effective January 1, 2022, several states without an approved plan under the Farm Bill, or a plan under review, will default to the USDA Hemp Producer License. Continued development of the industrial hemp industry will be dependent upon new legislative authorization of industrial hemp at the state level, and further amendment or supplementation of legislation at the federal level. Any number of events or occurrences could slow or halt progress all together in this space. While progress within the industrial hemp industry is currently encouraging, growth is not assured. While there appears to be ample public support for favorable legislative action, numerous factors may impact or negatively affect the legislative process(es) within the various states where we have business interests. Any one of these factors could slow or halt use of industrial hemp, which could negatively impact the business up to possibly causing us to discontinue operations as a whole. In addition, changes in Federal or state laws could require us to alter the way we conduct our business in order to remain compliant with applicable state laws in ways we are presently unable to foresee. These possible changes, if necessary, could be costly and may adversely impact our results of operations in future periods.

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

Based on its assessment, management has raised substantial doubt about our ability to continue as a going concern. The Company had cash and cash equivalents of $6.1 million at December 31, 2024, a loss of $15.9 million for the year ended December 31, 2024, and an accumulated deficit of $158.1 million at December 31, 2024. The Company's ability to continue as a going concern is dependent on its ability to obtain additional capital. The Company believes that its current level of cash and cash equivalents are not sufficient to continue investing in growth, while at the same time meeting its obligations as they become due. These conditions raise substantial doubt regarding our ability to continue as a going concern. In an effort to alleviate these conditions, management continues to evaluate various cost reduction, asset sales, and other alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners, through obtaining credit from financial institutions or otherwise.

Our independent registered public accounting firm has raised substantial doubt as to our ability to continue as a going concern. A going concern opinion in the report of our independent registered public accounting firm could impair our ability to finance our operations through public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Any additional equity or equity-linked debt financing could be extremely dilutive to our current stockholders. Additional capital may not be available on reasonable terms, or at all, and we may be required to terminate or significantly curtail our operations or enter into arrangements with collaborative partners or others that may require us to relinquish rights to certain aspects of our product candidates, or potential markets that we would not otherwise relinquish. If we are unable to obtain capital, our business would be jeopardized, and we may not be able to continue operations.

We may increase our foreign sales in the future, and such sales may be subject to unexpected regulatory requirements, exchange rate fluctuations and other barriers.

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

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on limited historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the notes to our financial statements, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if the assumptions change or if actual circumstances differ from those in the assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Common Shares. Significant assumptions and estimates used in preparing the financial statements include those related to the credit quality of accounts receivable, income tax credits receivable, share based payments, impairment of non-financial assets, as well as revenue and cost recognition.

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

However, in connection with the audit of our financials for the year ended December 31, 2022, our auditors noted that the material weakness with respect to goodwill impairment testing and purchase price allocations remains un-remediated (the "2022 Material Weakness"). In connection with the 2022 Material Weakness, management has, and will continue to, allocate resources to its remediation plan, which include (i) the establishment of additional internal procedures with respect to the documentation of budget and forecasting process with respect to material assumptions or determinations, (ii) the implementation of a new validation process to bolster accuracy of underlying assumptions and (iii) the assessment of our third party experts engaged to assist in the accuracy of our impairment testing. As of December 31, 2023, management believed the 2022 Material Weaknesses relating to its goodwill impairment testing and purchase price allocations have been fully remediated.

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

We cannot assure you that we will be able to meet the continued listing standards of Nasdaq currently or in the future. Nasdaq imposes, among other requirements, continued listing standards including a minimum bid requirement and the requirement that the audit committee of the Board of Directors of the Company include three independent members as required by Nasdaq Listing Rule 5605(c)(2)(A). If the Company fails to meet any of the applicable continued listing standards of the Nasdaq and we are unable to regain compliance, Nasdaq may make a determination to delist our Common Shares. Any delisting of our Common Shares would likely adversely affect the market liquidity and market price of our Common Shares and our ability to obtain financing for the continuation of our operations or result in the loss of confidence by investors.

On February 25, 2025, the Company was notified by Nasdaq that it was not in compliance with the minimum bid price requirement of $1.00 per share for 30 consecutive business days as set forth in Rule 5550(a)(2) of the Nasdaq Listing Rules. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq provided a 180-calendar day period following the date of the notice to regain compliance. For the Company, this date is August 25, 2025. To regain compliance with this minimum bid price requirement, the Company is required to maintain a minimum closing bid price of $1.00 or more for at least 10 consecutive trading days.

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

Complying with the additional requirements of being considered a "domestic issuer" for reporting and disclosure requirements increases our legal and audit fees as a result of the following reporting and disclosure requirements:

• we are not exempt from certain requirements of U.S. securities laws such as (i) Regulation FD, which restricts the selective disclosure of material information, (ii) exemptions for filing beneficial ownership reports under Section 16(a) of the Exchange Act for executive officers, directors and 10% shareholders (Forms 3, 4, and 5), and (iii) the Section 16(b) short swing profit rules;

• we are not permitted to disclose compensation information for our executive officers on an aggregate rather than an individual basis, although such exemption may still be available to us for as long as we remain an "emerging growth company"; and

• we lost the ability to rely upon exemptions from Nasdaq corporate governance requirements that are available to foreign private issuers.

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

GENERAL RISK FACTORS

Changes to United States tariff and import/export regulations may have a negative effect on our Company and, in turn, harm us.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Political, social and geopolitical conditions can adversely affect our business.

Political, social and geopolitical conditions in the markets in which our products are sold have been and could continue to be difficult to predict, resulting in adverse effects on our business. The results of elections, referendums or other political conditions (including government shutdowns), geopolitical events and tensions, wars and other military conflicts in these markets have in the past impacted and could continue to impact how existing laws, regulations and government programs or policies are implemented or result in uncertainty as to how such laws, regulations, programs or policies may change, including with respect to the negotiation of new trade agreements, new, expanded or retaliatory tariffs against certain countries or covering certain products or ingredients (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada and Mexico and other countries and any retaliatory actions taken by such countries), sanctions, environmental and climate change regulations, taxes, benefit programs, the movement of goods, services and people between countries, relationships between countries, customer or consumer perception of a particular country or its government and other matters. Such conditions have resulted in and could continue to result in exchange rate fluctuation, limitations on access to credit markets and other corporate banking services, including working capital facilities, volatility in global stock markets and global economic uncertainty and heightened risk to employee safety, any of which can adversely affect our business.

Political uncertainty may have an adverse impact on our operating performance and results of operations.

General political uncertainty may have an adverse impact on our operating performance and results of operations. In particular, the U.S. continues to experience significant political events that cast uncertainty on global financial and economic markets, especially following the recent presidential election. It is presently unclear exactly what actions the second Trump administration in the U.S. will implement, and if implemented, how these actions may impact the industries in which we operate in the U.S. Any actions taken by the Trump administration, including the many recent executive orders, may have a negative impact on the U.S. economy and on our business, financial condition, and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We have processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems. These include a wide variety of mechanisms, controls, technologies, methods, systems, and other processes that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. The data includes confidential, proprietary, and business and personal information that we collect, process, store, and transmit as part of our business, including on behalf of third parties. We also maintain a third-party security program to identify, prioritize, assess, mitigate and remediate third-party risks; however, we rely on the third parties we use to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.

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

We established an interdisciplinary team to monitor and assess cybersecurity risks on an ongoing basis, which is led by our Chief Financial Officer ("CFO"). It is a cross-departmental team that consists of finance and operations personnel, as well as third party legal and information technology ("IT") consultants, with all significant implementation efforts executed by our IT consultant, who has extensive experience in IT, enterprise security and cyber risk management. This team oversees developing, maintaining and measuring compliance with the cyber risk management program, and dedicates significant resources to cybersecurity and risk management processes to adapt to the ever-changing cybersecurity landscape and to respond to emerging threats in a timely and effective manner.

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

ITEM 2. PROPERTIES.

The Company leases a 14,280 sq. ft. facility in Pompano Beach, Florida where High Roller’s manufacturing operations and Just CBD’s and Vessel’s distribution, wholesale (B2B), and direct-to-consumer (D2C) orders are fulfilled and shipped worldwide. We currently lease this facility for $20,000 a month, pursuant to a lease agreement that expires in February 2029. The lease contains an option to extend in one 5-year increment.

Just CBD leases 4,184 sq. ft. of office space in Fort Lauderdale, Florida. We currently lease this facility for $8,000 a month, pursuant to a lease agreement that expires in March 2028.

TruHC leases a 6,956 square foot EU-GMP certified facility for warehouse, laboratory and office space in Hamburg, Germany. The monthly lease payments are €8,800 per month, pursuant to a lease agreement that expires in April 2025. The lease contains options to extend the lease in 5-year increments. The Company is reasonably certain of renewing this lease for another 5 years.

AV leases a 7,169 square foot facility for warehouse and office space in Brisbane, Australia. The monthly lease payments are A$7,700 per month, pursuant to a lease agreement that expires in April 2027. The lease contains two options to extend for 5-year increments.

Phatebo leases a 7,300 square foot pharmaceutical storage and logistic center certified under Good Distribution Practices located in Hilzingen, Germany. The monthly lease payments are €3,600 per month and the lease expired on February 29, 2024. The Company extended the lease for one year through February 29, 2025 after which Phatebo entered into a similar lease agreement in the same city.

Our Vessel operations were previously headquartered in Carlsbad, California, where we lease 12,000 sq. ft. of office and warehouse space for $24,000 a month, pursuant to a lease agreement that expires in August 2027. During the fourth quarter of 2022, we made the decision to shift all operations relating to Vessel and its business to our facility in Fort Lauderdale. This property has been sublet to third parties for a total of $23,000 per month, pursuant to a sublease agreement that expires in June 2027.

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

FGH-related litigation

Prior to consummating the Arrangement with FGH, we entered into an agreement with Clifford Starke, our current CEO and the former Chairman and CEO of FGH, along with certain of his affiliated entities, pursuant to which they agreed to indemnify the Company against any financial losses we may incur with respect to certain matters, up to an aggregate amount of $5,000,000. Set forth below are two legal proceedings that have been brought against subsidiaries of the Company and for which we are entitled to be indemnified by Mr. Starke and his affiliated entities:

On February 3, 2023, an action was brought in the Ontario Superior Court by Nathan Shantz and Liberacion E Inversiones S.A. against various parties, including Clifford Starke, our current CEO and the former CEO of FGH, and FGH. The statement of claim alleges that prior to closing the Arrangement, an aggregate of 8,831,109 FGH shares purportedly owned by the plaintiffs were wrongfully transferred to third parties, in part through alleged unauthorized steps taken by Mr. Starke. Plaintiffs seek, among other things, a declaration that they are the rightful owners of the shares or, in the alternative, damages. Against FGH, they claim a declaration that, by virtue of the alleged unauthorized transfer of shares, FGH acted oppressively and seek damages in the amount of $3,979,999. The defendants have brought motions to stay the proceedings on the grounds that the Ontario court lacks jurisdiction over the claim.

In December 2022, an action was brought against Franchise Cannabis Corp. ("FCC"), a wholly-owned subsidiary of FGH, in the Constance Regional Court in Germany, by the former principal shareholder of ACA Muller ADAG Pharma Vertriebs GmbH ("ACA Muller"). Plaintiff claims that FCC breached a share purchase agreement between the parties pertaining to the sale of ACA Muller to FCC and is seeking damages in the amount of $3,600,000. In March 2024, the Constance Regional Court in Germany ordered the Company to pay the plaintiff $3,000,000 plus interest thereon at a rate of 5% above the prime rate since September 6, 2020 in addition to 83% of the legal fees. The Company believes that this claim is without merit and has since filed an appeal in June 2024.

JustCBD-related litigation

On November 1, 2023, Just Brands filed an Emergency Complaint for Declaratory Judgment and Injunctive Relief in the Southern District of Florida against the Department stemming from stop sale orders issued by the Department whereby the Department prohibited Just Brands from selling and moving most of its products. Relying on Florida Statute Section 581.217, which includes the definition of "attractive to children," the Department determined Just Brand's product could not be sold or moved because the products were manufactured in the shape of humans, cartoons, or animals; in a form that bears a reasonable resemblance to an existing candy product; and containing color additives. The court ruled in favor of the Department and that Order was being appealed to the Eleventh Circuit Court of Appeals. Since then, the Department has initiated an Administrative Action claiming Just Brands moved product outside the State of Florida in violation of the stop sale orders. The statute provides for a penalty of up to $5,000 per violation. The Department sought to assess penalties on what they claimed to be a total of 215,154 violations (one for each package). The Company disputed the Department's claim and vigorously defended against this action. The total cost of inventory impacted by the stop sale orders was $1,900,000. On May 7, 2024, Just Brands and the Department agreed to a settlement and general release, whereby Just Brands will remove the products subject to the stop sales orders from the state of Florida, pay the Department $60,500 to reimburse the Department's attorney's fees, and accept a five-year revocation of its food permit in the state of Florida. By signing the release, Just Brands waived, settled and released all claims it had or might have against the Department. Similarly, on June 27, 2024, Just Brands and the Department agreed to a settlement and general release, whereby High Roller will remove the products subject to the Stop Sales Orders from the state of Florida, destroy products containing controlled substances, pay the Department $5,000 to reimburse the Department's attorney's fees, and accept a two-year suspension of the manufacture, distribution and sale of gummy hemp extract products in the state of Florida. By signing the release, High Roller waived, settled and released all claims it had or might have against the Department.

On April 30, 2024, a group representing the sellers of Just Brands LLC to Flora in February 2022 brought an action against the Company in the United States District Court for the Southern District of New York claiming that the Company failed to promptly issue additional shares in accordance with a specific formula set forth in the securities purchase agreement after the two-year anniversary of the closing, which occurred on February 24, 2024. The plaintiffs claim that they are entitled to 182,889 common shares and $38,000,000 to complete the acquisition of Just Brands LLC. The Company disputes this claim and intends to vigorously defend against these actions.

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

As of March 22, 2025, there were approximately 4,466 holders of record of our Common Shares.  s

We have not declared or paid any cash dividends on our Common Shares.  No cash dividends have been previously paid on our Common Shares and none are anticipated in fiscal 2025.  We repurchased no Common Shares during the fourth quarter of the year ended December 31, 2024.

Unregistered sale of Equity Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2024 that were not reported in our quarterly reports on Form 10-Q or our current reports on Form 8-K.

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

ITEM 6. [Reserved].

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") of the Company should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2024, and the accompanying notes thereto (the "Financial Statements") included in this Annual Report, which have been prepared in accordance with U.S. GAAP. Amounts are expressed in USD unless otherwise stated to be in Canadian dollars ("CAD"), Euro ("€" or "EUR"), or Australian dollars ("AUD"). Amounts stated in foreign currencies include approximate USD amounts based on exchange rates on December 31, 2024. Variance, ratio, and percentage changes in this MD&A are based on unrounded numbers. This MD&A reports the Company's activities through December 31, 2024, unless otherwise indicated.

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

Overview of our Business

We are a multi-national cannabis company that manufactures and distributes consumer packaged goods and distributes medicinal cannabis and pharmaceutical products. Flora exists to create a world where the benefits of cannabis are accessible to everyone. Our business strategy is built on two core pillars: House of Brands and Commercial & Wholesale. This strategy was devised to allow us access to markets around the globe based on the legal standing of cannabis in each of the geographical locations in which we operate. Our approach has enabled us to develop distribution networks, build customer bases, establish operations as the regulatory framework evolves and allow for expanded access to cannabis and its derivatives.

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

Australian Vaporizers was founded in 2010 and has become a prominent online retailers of vaporizers, hardware, and accessories in Australia. It is an online expert for aromatherapy products, specializing in dry herb vaporizers. It has been providing vapes, accessories and knowledge to enthusiasts and newcomers alike. Its website www.australianvaporizers.com.au is a popular designation in the country with a large database of satisfied customers.

Commercial & Wholesale

The Company's Commercial and Wholesale pillar encompasses the distribution of pharmaceutical products to international markets. This pillar is anchored by Flora's wholly owned subsidiary, Phatebo, a multi-national operator in pharmaceutical and medical cannabis distribution, with principal operations in Germany. Phatebo is a wholesale pharmaceutical distribution company with import and export capabilities of a wide range of pharmaceutical goods and medical cannabis products to treat a variety of health indications, including drugs related to cancer therapies, ADHD, multiple sclerosis and anti-depressants, among others. Phatebo holds a license for the Trade in Narcotic Drugs (including the cannabis sales license amendment) and a wholesale trading license, both of which are issued by BfArM (the largest drug approval authority in Europe). Phatebo is focused on distributing pharmaceutical products within 28 countries globally, primarily in Europe, but also with sales to Asia, Latin America, and North America. In November 2018, Phatebo also received a medical cannabis import and distribution license. We intend to leverage Phatebo's existing network of pharmacies as Flora begins to move medicinal cannabis from third parties into Germany. Additionally, the Phatebo warehouse provides a logistics outpost for Flora's growing product portfolio and distribution network within the European Union.

During 2024, we acquired TruHC, an early-stage cannabis company based in Hamburg, Germany. TruHC holds a GDP wholesale, and an EU-GMP processing and production license for medical cannabis. It also owns and operates an EU-GMP certified laboratory ready for instant cannabis analysis as required for the new Cannabis Social Clubs. The facility of TruHC is a flexible production space with EU-GMP certified modules that can be extended and customized for any production process from processing to extraction. TruHC also holds a narcotic license with EU-GMP certified storage.

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

Consistent profitability and positive operating cash flows. A key determinant of the Company's success is to deliver profitable results and positive cashflows from operating activities. The Company's results have not yet achieved the prerequisite consistency to achieve self-sufficiency. Since its inception, only the third quarter of 2023 yielded net income and positive cashflows from operating activities. There is no assurance that the Company would be able to produce adequate levels of sustained profitability and cash flow positive, or at all. These factors, amongst others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 of the Company's audited consolidated financial statements for the year ended December 31, 2024. For more information, see Item 1A "Risk Factors."

Acquisition strategy disadvantages include significant transaction costs and liabilities of our acquirees. The Company has been opportunistic and pursues acquisitions from time to time that management believes will be complementary to or synergistic to the Company's existing business. However, any such acquisitions require the Company to incur heightened upfront transaction costs and require the Company to assume certain liabilities from the acquired companies. In addition, while the Company believes such acquisitions will provide enhanced value in the long term, it is possible that the anticipated synergies from the acquisition may never be realized. For example, the Company acquired TruHC in April 2024 and Australian Vaporizers in June 2024. In connection with the acquisition of TruHC, the Company incurred $0.2 million in transaction costs in 2024, which included legal and consulting fees incurred by the Company. In addition, we assumed $1.5 million in liabilities, which included $0.4 million of lease liabilities and other ordinary course operating liabilities. In connection with the acquisition of Australian Vaporizers, the Company incurred less than $0.1 million in transaction costs in 2024, which included legal and consulting fees incurred by the Company. In addition, we assumed $0.4 million in liabilities, which included $0.1 million of lease liabilities and other ordinary course operating liabilities.

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

After giving effect to Mr. Cahill's appointment, the audit committee of the Board had three independent members as required by Nasdaq Listing Rule 5605(c)(2)(A). As a result of the foregoing, the Company regained compliance with the audit committee composition requirements of Nasdaq Listing Rule 5605(c)(2)(A).

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

After giving effect to Mr. Wolkin's appointment, the audit committee of the Board had three independent members as required by Nasdaq Listing Rule 5605(c)(2)(A). As a result of the foregoing, the Company regained compliance with the audit committee composition requirements of Nasdaq Listing Rule 5605(c)(2)(A).

On December 5, 2024, Brendan Cahill resigned as director of the Company.

Also on December 5, 2024, the Board appointed Mr. Manfred Leventhal as an independent director and member of each of the Company's audit committee, compensation committee and nominating and corporate governance committee.

As a result of the foregoing, the Company regained and has maintained compliance with the audit committee composition requirements of Nasdaq Listing Rule 5605(c)(2)(A).

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

Non-Operating Expenses

Non-operating expenses include interest income and expenses, foreign exchange losses and changes in financial instruments fair value. Interest is primarily related to the Company's operating lines of credit. Foreign exchange is largely related to the revaluation of balances denominated in foreign currencies to U.S. dollars. Changes in financial instruments fair value pertains to fluctuations in the fair values of the Company's investments and liabilities.

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

Results of Operations

The following table sets forth the Company's consolidated results of operations for the fiscal years ended December 31, 2024 and 2023 (in thousands). The period-to-period comparisons of the Company's historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data have been derived from our audited consolidated financial statements included elsewhere in this Annual Report.

	For the year ended December 31, 2024	For the year ended December 31, 2023
Revenue	$59,505	$76,071

Gross profit	12,497	17,738
Consulting and management fees	9,661	11,876
Professional fees	2,684	2,301
General and administrative	1,938	1,646
Promotion and communication	5,298	4,710
Travel expenses	505	413
Share based compensation	2,779	1,591
Research and development	418	62
Operating lease expense	718	1,211
Depreciation and amortization	768	2,335
Bad debt expense	411	236
Other expenses, net	725	2,204
Goodwill and other asset impairments	2,237	39,507
Operating loss	(15,645)	(50,354)
Non-operating expenses	439	(2,057)
Net loss before taxes and discontinued operations	(16,084)	(48,297)
Income tax benefit	(177)	(1,628)
Net loss from continuing operations	(15,907)	(46,669)
Loss from discontinued operations	-	(9,678)
Net loss for the period	$(15,907)	$(56,347)

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

The Company estimates that the disruption from these stop sale orders had an unfavorable impact of $0.7 million on revenue during the year ended December 31, 2024. The total cost of inventory impacted by the stop sale orders was $1.9 million. As per the agreement with the Department, all the impacted inventory has been moved and is being sold outside the state of Florida.

Revenue

Revenue totaled $59.5 million and $76.1 million for the years ended December 31, 2024 and 2023, respectively. The decrease was primarily driven by the following:

•	Phatebo contributed $35.9 million for the year ended December 31, 2024 compared to $38.3 million for the year ended December 31, 2023.
•	JustCBD contributed $17.7 million for the year ended December 31, 2024 compared to $31.1 million for the year ended December 31, 2023.
•	Vessel contributed $5.2 million for the year ended December 31, 2024, compared to $6.7 million for the year ended December 31, 2023.
•	AV was acquired in June 2024 and contributed $0.7 million during the year ended December 31, 2024.

Revenues generated for the year ended December 31, 2023 by the Company`s Colombian entities are included separately within Loss from Discontinued Operations.

Revenues generated for the year ended December 31, 2024 by the House of Brands segment were $23.6 million compared to revenues generated for the year ended December 31, 2023 of $37.8 million. The decrease was driven by the Company's decision to discontinue several unprofitable product lines during 2023, increased competition and market saturation, as well as the stop sales orders discussed above.

Revenues generated for the year ended December 31, 2024 by the commercial and wholesale segment were $35.9 million compared to revenues generated for the year ended December 31, 2023 of $38.3 million. The decrease in revenue, which was entirely generated by Phatebo, was driven by a change in management and customer transition.

Gross Profit

Gross profit totaled $12.5 million and $17.7 million for the years ended December 31, 2024 and 2023, respectively. The decrease was primarily driven by the decreased sales at JustCBD, which contributed $7.6 million in the year ended December 31, 2024 compared to $12.7 million in the year ended December 31, 2023. In addition, $0.7 million of inventory impairment was recorded at JustCBD in the year ended December 31, 2024 related to inventory theft and recoveries of stolen inventory that is no longer saleable. Moreover, gross profit at Vessel decreased from $3.0 million in the year ended December 31, 2023 to $2.7 million in the year ended December 31, 2024. The gross margins at Phatebo remained flat at $2.2 million for both years ended December 31, 2024 and December 31, 2023. TruHC and AV were acquired in 2024 and contributed a total of less than $0.1 million during the year ended December 31, 2024.  As a percentage of net sales, or gross margin, the Company reported 21% and 23% for the years ended December 31, 2024 and 2023, respectively. The decrease is primarily due to an unfavorable mix, with increased sales of lower margin pharmaceuticals.

Operating Expenses

Operating expenses totaled $28.1 million and $68.1 million for the years ended December 31, 2024 and 2023, respectively. The decrease is seen across multiple expense categories and is due to management's cost-cutting initiatives implemented during the second half of 2023 as well as asset impairments recorded during the year ending December 31, 2023.

Consulting and Management Fees

Consulting and management fees were $9.7 million for the year ended December 31, 2024 compared to $11.9 million for the year ended December 31, 2023. These fees are related to employment and consulting contracts with most of the Company's management, as well as directors. The decrease is primarily due to a substantial reduction in the Company's total headcount across all its business units.

Professional Fees

Professional fees totaled $2.7 million for the year ended December 31, 2024 compared to $2.3 million for the year ended December 31, 2023. These expenses are associated with legal, accounting and audit services. The increase is due to costs related to share offerings as well as to the acquisitions of TruHC and AV during the year ended December 31, 2024, as well as credit memos received during the year ended December 31, 2023.

General and Administrative Expenses

General and administrative expenses totaled $1.9 million for the year ended December 31, 2024 compared to $1.6 million for the year ended December 31, 2023. The primary expenses included in both periods were filing services and shareholder communications, as well as professional dues and subscriptions.

Promotion and Communication Expenses

Promotion and communication expenses totaled $5.3 million for the year ended December 31, 2024 compared to $4.7 million for the year ended December 31, 2023. The increase is due to increased promotion expenses during 2024. Promotion expenses incurred in both periods also largely relate to the nature of JustCBD's business model, which is centered around promoting its products as a method for stimulating revenue.

Travel Expenses

Travel expenses totaled $0.5 million for the year ended December 31, 2024 compared to $0.4 million for the year ended December 31, 2023. These expenses were for various trips related to the subsidiaries' and the Company's promotional activities.

Share-based Compensation Expenses

Share based compensation expenses totaled $2.8 million for the year ended December 31, 2024 compared to $1.6 million for the year ended December 31, 2023. These expenses represent the amortization of the fair value of share-based payments. The increase is due to the grant of Stock Appreciation Rights to key employees during the year ended December 31, 2024.

Research and Development Expenses

Research and development expenses totaled $0.4 million for the year ended December 31, 2024 compared to $0.1 million for the year ended December 31, 2023. Research and development expenses consist primarily of contract research fees, manufacturing, consultant fees, and costs related to the launch of new brands for the Vessel business.

Operating Lease Expenses

Operating lease expenses totaled $0.7 million for the year ended December 31, 2024 compared to $1.2 million for the year ended December 31, 2023. The decrease is due to the impairment of the right-of-use operating lease assets during 2023, causing reduced operating lease expense in 2024.

Depreciation and Amortization Expense

Depreciation and amortization expenses totaled $0.8 million for the year ended December 31, 2024 compared to $2.3 million for the year ended December 31, 2023. The decrease is primarily due to the impairment recorded on the Company's long-lived assets during 2023, causing reduced depreciation and amortization in 2024, partially offset by the acquisitions of TruHC and AV during the year ended December 31, 2024.

Bad Debt Expense

Bad debt expense totaled $0.4 million for the year ended December 31, 2024 compared to $0.2 million for the year ended December 31, 2023. The amounts reflect the Company's estimate of lifetime expected losses related to outstanding trade receivables.

Other Expenses

Other expenses totaled $0.7 million for the year ended December 31, 2024 compared to $2.2 million for the year ended December 31, 2023. These expenses consist mainly of insurance, repairs and maintenance and royalties partially offset by miscellaneous incomes. The decrease is primarily due to lower insurance expenses, as well as sublease income collected during the year ended December 31, 2024.

Goodwill and other asset impairments

Goodwill and other asset impairments totaled $2.2 million and $39.5 million in asset impairments for the years ended December 31, 2024 and 2023, respectively. The Company tests its goodwill and indefinite-lived intangibles for impairment as part of its annual fourth quarter impairment test, and at interim periods when impairment indicators exist. For the year ended December 31, 2024, the Company tested its goodwill for impairment as at September 30, 2024 and December 31, 2024 due to external indicators such as new limitations imposed by the Australian government which will negatively impact the AV reporting unit sales. In addition, the Company assessed its other long-lived assets for impairment as at March 31, 2024, June 30, 2024 and September 30, 2024. The Company concluded that the carrying value of its AV reporting unit was higher than its estimated fair value, and a goodwill impairment loss totaling $0.2 million was recognized in the year ended December 31, 2024.

For asset groups that had indicators of impairment, the Company performed a quantitative analysis as of each interim period in 2024 to determine if impairment existed by comparing the carrying amount of each asset group to the future undiscounted cash flows the asset group is expected to generate over their remaining lives. This analysis resulted in impairments of property, plant and equipment, operating lease right of use assets and certain intangibles assets totaling $2.0 million for the year ended December 31, 2024.

At June 30, 2023 and December 31, 2023, Flora determined that the decline in the share price of the Company's publicly traded Common Shares, the declining share price of comparable public companies and challenging economic factors making it difficult to access capital were indicators of impairment. Flora then concluded that the carrying values of its JustCBD and FGH reporting units were higher than their respective estimated fair values, and a cumulative goodwill impairment loss totaling $23.4 million was recognized for the year ended December 31, 2023.

For asset groups that had indicators of impairment, the Company performed a quantitative analysis as of each interim period in 2023 to determine if impairment existed by comparing the carrying amount of each asset group to the future undiscounted cash flows the asset group is expected to generate over their remaining lives. This analysis resulted in impairments of property, plant and equipment, operating lease right of use assets and certain intangibles assets totaling $16.1 million for the year ended December 31, 2023.

Non-operating Expenses (Income)

Flora realized $0.4 million in non-operating expense for the year ended December 31, 2024 compared to non-operating income of $2.1 million for the year ended December 31, 2023. This expense (income) consists of unrealized losses (gains) from changes in fair value, interest (income) expense and foreign exchange loss. The reduced income is primarily due to a $0.3 million gain on the value of the contingent consideration related to the JustCBD and Original Hemp acquisitions during the year ended December 31, 2024, compared to a $2.0 million gain during the year ended December 31, 2023.

Income Tax Benefit

The Company recognized $0.2 million and $1.6 million in income tax benefit for the years ended December 31, 2024 and 2023, respectively. Our effective tax rate during the year ended December 31, 2024 and 2023 was 1.1% and 3.4%, respectively. The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company considers such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Flora continues to believe its deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance remains recorded against net deferred taxes as of December 31, 2024 and 2023.

Loss from Discontinued Operations

Loss from discontinued operations totaled $nil in the year ended December 31, 2024 compared to $9.7 million in the year ended December 31, 2023. The sale of the Colombian subsidiaries was completed during the third and fourth quarters of 2023.

Net loss

The Company incurred a net loss of $15.9 million and $56.3 million for the years ended December 31, 2024 and 2023, respectively. This decrease in net loss is driven by lower operating expenses and the loss from the disposed Colombia operations in 2023 partially offset by lower gross profit and income tax benefit, as well as higher non-operating losses in 2024.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-U.S. GAAP financial measures that do not have any standardized meaning prescribed by U.S. GAAP and may not be comparable to similar measures presented by other companies. Flora calculates EBITDA as total net (loss) income from continuing operations, plus (minus) income taxes (recovery), plus (minus) interest expense (income), plus depreciation and amortization. Flora calculates Adjusted EBITDA as EBITDA plus (minus) non-operating expense (income), plus share based compensation expense, plus asset impairment charges, plus (minus) changes in financial instruments fair value, plus charges related to the flow-through of inventory step-up on business combinations, plus other acquisition and transaction costs. Management believes that EBITDA and Adjusted EBITDA provide meaningful and useful financial information as these measures demonstrate the operating performance of the business.

The reconciliation of the Company's EBITDA and Adjusted EBITDA, non-U.S. GAAP financial measures, to net loss from continuing operations, the most directly comparable U.S. GAAP financial measure, for the year ended December 31, 2024 is presented in the table below:

(In thousands of United States dollars)	JustCBD	Vessel	Germany (3)	Australian Vaporizers	Corporate & Other	Consolidated
Net loss from continuing operations	$(3,007)	$(2,129)	$(1,004)	$(643)	$(9,124)	$(15,907)
Income tax expense (recovery)	2	1	(186)	(46)	52	(177)
Interest expense	59	8	142	1	3	213
Depreciation and amortization	168	62	488	15	35	768
EBITDA	(2,778)	(2,058)	(560)	(673)	(9,034)	(15,103)
Non-operating loss (1)	3	-	-	21	461	485
Share based compensation	-	-	-	-	2,779	2,779
Asset impairment	585	1,206	-	414	32	2,237
Changes in financial instruments fair value (2)	(57)	-	-	-	(202)	(259)
Charges related to the flow-through of inventory step-up on business combinations	-	-	-	79	-	79
Other acquisition and transaction costs	-	-	-	-	266	266
Adjusted EBITDA	$(2,247)	$(852)	$(560)	$(159)	$(5,698)	$(9,516)

The reconciliation of the Company's EBITDA and Adjusted EBITDA, non-U.S. GAAP financial measures, to net (loss) income from continuing operations, the most directly comparable U.S. GAAP financial measure, for the year ended December 31, 2023 is presented in the table below:

(In thousands of United States dollars)	JustCBD	Vessel	Germany (3)	Corporate & Other	Consolidated
Net (loss) income from continuing operations	$(22,790)	$(8,372)	$274	$(15,781)	$(46,669)
Income tax expense (recovery)	-	3	101	(1,732)	(1,628)
Interest expense (income)	9	2	92	(11)	92
Depreciation and amortization	742	736	28	829	2,335
EBITDA	(22,039)	(7,631)	495	(16,695)	(45,870)
Non-operating loss (income) (1)	2	14	-	(174)	(158)
Share based compensation	-	-	-	1,591	1,591
Asset impairment	22,892	7,402	-	9,213	39,507
Changes in financial instruments fair value (2)	(964)	-	-	(1,027)	(1,991)
Charges related to the flow-through of inventory step-up on business combinations	-	-	-	45	45
Adjusted EBITDA	$(109)	$(215)	$495	$(7,047)	$(6,876)

(1)	Non-operating loss (income) includes foreign exchange (loss) gain.
(2)	Changes in financial instruments fair value includes changes in the value of the Company's long-term investment in an early-stage European cannabis company and the value of the Company's contingent consideration associated with its acquisitions of JustCBD and Original Hemp.
(3)	Germany includes the Company's main operating entities in Germany, Phatebo and TruHC.

Liquidity and Capital Resources

Since the Company's inception, we have funded our operations and capital spending through cash flows from product sales and proceeds from the sale of our capital stock. The Company is generating cash from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support our business growth and expansion. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows for the foreseeable future. Our current, principal sources of liquidity are cash and cash equivalents provided by our operations and prior equity offerings. Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents were $6.1 million and $4.4 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company's current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they come due within twelve months from the date the consolidated financial statements were issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's ability to execute its operating plans through 2025 and beyond depends on its ability to obtain additional funding through equity offerings, debt financing, or other forms of financing to meet planned growth requirements and to fund future operations, which may not be available on acceptable terms, or at all. If we are unable to raise the requisite funds, we will need to curtail or cease operations. See Note 2 to the audited consolidated financial statements for more information and Item 1A "Risk Factors - Management has performed an analysis of our ability to continue as a going concern, and has determined that, based on our current financial position, there is a substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm has raised substantial doubt as to our ability to continue as a going concern" in this Annual Report. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In the long-term, we may be required to obtain additional financing to fund our current planned operations, which may consist of incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. There can be no assurance that the Company will be able to obtain additional funds on terms acceptable to it, on a timely basis or at all. The failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the results of operations, and financial condition. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing shareholders will be diluted. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Cash Flows

The following table sets forth the major components of the Company's condensed consolidated statements of cash flows for the periods presented.

(In thousands of United States dollars)	For the year ended December 31, 2024	For the year ended December 31, 2023
Cash used in operating activities	$(5,032)	$(8,396)
Cash from financing activities	6,494	3,150
Cash from (used) in investing activities	203	(234)
Effect of exchange rate change	2	930
Change in cash during the period	1,667	(4,550)
Cash, beginning of period	4,385	8,935
Cash, end of period	$6,052	$4,385

Cash used in Operating Activities

Net cash used in operating activities for the years ended December 31, 2024 and 2023 totaled $5.0 million and $8.4 million, respectively. Cash flows used in operating activities for the year ended December 31, 2024 were due primarily to operating expenses exceeding the gross profit for the year.

Cash flows used in operating activities for the year ended December 31, 2023 were also due primarily to operating expenses exceeding the gross profit for the year.

Cash from Financing Activities

Net cash provided from financing activities for the years ended December 31, 2024 and 2023 totaled $6.5 million and $3.2 million, respectively. Cash flows provided from financing activities for the year ended December 31, 2024 were related to the Company's April 2024 and December 2024 unit offerings (as described below) as well as net borrowings on the credit facilities in Germany through the Company's Phatebo subsidiary (as described below).

Cash flows provided from financing activities for the year ended December 31, 2023 were primarily related to the Company's September 2023 unit offering (as described below) and borrowings on a credit facility through its FGH subsidiary (as described below), partially offset by amounts used for equity issuances costs and loan repayments.

Cash from (used) in Investing Activities

Net cash from investing activities for the year ended December 31, 2024 totaled $0.2 million. Cash flows from investing activities for the year ended December 31, 2024 were primarily proceeds from the sale of property, plant and equipment.

Net cash used in investing activities for the year ended December 31, 2023 totaled $0.2 million. Cash flows used in investing activities for the year ended December 31, 2023 were primarily related to capital expenditures related to equipment in the House of Brands segment.

Working Capital

As of December 31, 2024, we had working capital of $0.9 million. The Company's primary cash flow needs are for the development of its cannabis and pharmaceutical activities, administrative expenses and for general working capital to support growing sales and production with related receivables and payables.

Funding Requirements

Our continued existence is dependent on our ability to generate positive cash flows through synergies within our operations, expanding our production capacity and geographic footprint, exploring strategic partnerships, and pursuing accretive acquisitions to supplement our organic growth. We are committed to attaining a level of sustained growth that will effectively offset our overhead costs, thereby paving the path to achieving profitability. We will be required in the future to raise additional capital through either equity or debt financings. To date, we have raised capital through multiple equity offerings. Our equity offerings in 2023 and 2024 are described below.

December 2024 Unit Offerings

In December 2024, we closed a registered direct offering of 2,850,000 units of the Company at a price of $1.25 per unit for gross proceeds of $3.6 million. Each unit is comprised of one Common Share of the Company. We paid $0.8 million in issuance costs relating to this December 2024 unit offering.

Also in December 2024, we sold an aggregate of 425,000 units of the Company at a price of $1.67 per unit for gross proceeds of $0.7 million pursuant to separate subscription agreements entered into between the Company and certain institutional investors. The common shares to be issued were offered pursuant to the Company's Offering Statement on Form 1-A, initially filed by the Company with the SEC under the Securities Act, on July 16, 2024, as subsequently amended with the SEC on each of August 7, 2024, October 15, 2024, and November 22, 2024, and most recently qualified by the SEC on November 29, 2024. Each unit is comprised of one Common Share of the Company. The Company paid $0.1 million in issuance costs relating to this December 2024 unit offering.

April 2024 Unit Offering

In April 2024, we closed a registered direct offering of 1,700,000 units of the Company at a price of $1.90 per unit for gross proceeds of $3.2 million. Each unit is comprised of one Common Share of the Company. We paid $0.4 million in issuance costs relating to the April 2024 unit offering.

September 2023 Unit Offering

In September 2023, we closed a registered direct offering of 1,369,000 units of the Company at a price of $2.00 per unit for gross proceeds of $2.7 million. Each unit is comprised of one Common Share of the Company and one Common Share purchase warrant (1,369,000 total warrants) to purchase one additional Common Share at an exercise price of $2.50 per share. The warrants expire on March 21, 2029. We paid $0.3 million in issuance costs relating to the September 2023 unit offering and issued 54,760 warrants issued to the placement agent. As of December 31, 2024, all of the warrants issued in connection with the September 2023 unit offering remain outstanding.

Debt

In addition to the equity offerings described above, the Company also has access to credit facilities through Phatebo. The credit facilities total 2.4 million Euros with three different German banks, Hypoverinsbank, Arztebank and Volksbank, secured by default guarantees. On December 31, 2024, the outstanding amount was 2.0 million Euros ($2.1 million USD) and was due within six months. The credit facilities have interest rates ranging from 5.15% to 5.29% per year and does not have a set maturity date. The interest rate is reset every time a new amount is drawn.

Off-Balance Sheet Arrangements

As of December 31, 2024, the Company did not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on its results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Contractual Obligations

At December 31, 2024, the Company had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

(In thousands of United States dollars)	Total	Less than 1 Year	1 - 3 Years	More than 3 Years
Legal disputes (1)	4,241	4,241	-	-
Sales tax (1)	2,695	2,695	-	-
Contingent purchase consideration (2)	835	835	-	-
Operating lease obligations (3)	3,409	1,048	1,721	640
Long term debt (4)	2,080	2,080	-	-
Total	$13,260	$10,899	$1,721	$640

(1)	See Note 19 of the Company's consolidated financial statements for the year ended December 31, 2024.
(2)	Contingent purchase consideration related to the February 2022 acquisition of JustCBD and the March 2023 acquisition of Original Hemp.
(3)	See Note 14 of the Company's consolidated financial statements for the year ended December 31, 2024.
(4)	See Note 13 of the Company's consolidated financial statements for the year ended December 31, 2024.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Flora Growth Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of Flora Growth Corp. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of loss and comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s current level of cash is not sufficient to continue investing in growth, while at the same time meeting its obligations as they become due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2020.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants
PCAOB ID: 731

March 24, 2025

Flora Growth Corp.
Consolidated Statements of Financial Position
(in thousands of United States dollars, except share amounts which are in thousands of shares)

As at:	December 31, 2024	December 31, 2023
ASSETS
Current
Cash	$6,017	$4,350
Restricted cash	35	35
Trade and amounts receivable, net of $611 allowance ($315 at 2023)	3,061	3,950
Prepaid expenses and other current assets	638	1,368
Indemnification receivables	4,241	3,153
Inventory	5,771	8,508
Total current assets	19,763	21,364
Non-current
Property, plant and equipment	312	847
Operating lease right of use assets	1,297	389
Intangible assets	2,746	946
Goodwill	2,006	-
Investments	-	-
Other assets	103	80
Total assets	$26,227	$23,626
LIABILITIES
Current
Trade payables	$5,464	$5,111
Contingencies	6,936	5,500
Current portion of debt	2,080	1,931
Current portion of operating lease liability	791	799
Current portion of contingent purchase considerations	835	1,095
Other accrued liabilities	2,726	1,844
Total current liabilities	18,832	16,280
Non-current
Non-current operating lease liability	2,029	942
Deferred tax	856	-
Total liabilities	21,717	17,222
SHAREHOLDERS' EQUITY
Share capital, no par value, unlimited authorized, 18,512 issued and outstanding (8,935 at 2023)	-	-
Additional paid-in capital	162,871	149,093
Accumulated other comprehensive loss	(221)	(140)
Deficit	(158,140)	(142,549)
Total shareholders' equity	4,510	6,404
Total liabilities and shareholders' equity	$26,227	$23,626

The accompanying notes are an integral part of these consolidated financial statements. Commitments and contingencies - see Note 19.

Flora Growth Corp.
Consolidated Statements of Loss and Comprehensive Loss
(in thousands of United States dollars, except per share amounts which are in thousands of shares)

	For the year ended December 31, 2024	For the year ended December 31, 2023
Revenue	$59,505	$76,071
Cost of sales	47,008	58,333
Gross profit	12,497	17,738
Operating expenses
Consulting and management fees	9,661	11,876
Professional fees	2,684	2,301
General and administrative	1,938	1,646
Promotion and communication	5,298	4,710
Travel expenses	505	413
Share based compensation	2,779	1,591
Research and development	418	62
Operating lease expense	718	1,211
Depreciation and amortization	768	2,335
Bad debt expense	411	236
Goodwill impairment	236	23,372
Other asset impairments	2,001	16,135
Other expenses, net	725	2,204
Total operating expenses	28,142	68,092
Operating loss	(15,645)	(50,354)
Interest expense, net	213	92
Foreign exchange loss (income)	485	(158)
Changes in financial instruments fair value	(259)	(1,991)
Net loss before income taxes and discontinued operations	(16,084)	(48,297)
Income tax benefit	(177)	(1,628)
Net loss from continuing operations	(15,907)	(46,669)
Loss from discontinued operations, net of taxes	-	(9,678)
Net loss for the period	(15,907)	(56,347)
Net income (loss) attributable to noncontrolling interest	-	689
Net loss attributable to Flora Growth Corp	$(15,907)	$(57,036)
Basic loss per share from continuing operations	$(1.30)	$(6.34)
Diluted loss per share from continuing operations	$(1.30)	$(6.34)
Basic loss per share attributable to Flora Growth Corp.	$(1.30)	$(7.75)
Diluted loss per share attributable to Flora Growth Corp.	$(1.30)	$(7.75)

Weighted average number of common shares outstanding - basic	12,267	7,356
Weighted average number of common shares outstanding - diluted	12,267	7,356

Comprehensive loss:
Net loss	$(15,907)	$(56,347)
Foreign currency translation, net of income taxes of $nil ($nil in 2023)	81	(2,592)
Comprehensive loss for the period	(15,988)	(53,755)
Comprehensive income (loss) attributable to noncontrolling interests	-	689
Comprehensive loss attributable to Flora Growth Corp.	$(15,988)	$(54,444)

The accompanying notes are an integral part of these consolidated financial statements.

Flora Growth Corp.
Consolidated Statement of Shareholders' Equity
(in thousands of United States dollars, except share amounts which are in thousands of shares)

	Common Shares		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated Deficit	Non- Controlling interests in subsidiaries (Deficiency)	Shareholders' Equity
	#
Balance, December 31, 2022	6,776	$-	$150,420	$(2,732)	$(90,865)	$(411)	$56,412

September unit offering	1,369	-	2,738	-	-	-	2,738
September unit offering issuance costs	-	-	(254)	-	-	-	(254)
Equity issued for other agreements	126	-	590	-	-	-	590
Options issued	-	-	226	-	-	-	226
Options forfeited	-	-	(5,627)	-	5,352	-	(275)
Restricted stock granted	838	-	1,989	-	-	-	1,989
Restricted stock cancelled	(174)	-	(844)	-	-	-	(844)
Share issuance costs	-	-	(145)	-	-	-	(145)
Derecognition of equity related to Colombia assets	-	-	-	1,310	-	(278)	1,032
Other comprehensive loss - exchange differences on foreign operations (net of income taxes of $nil)	-	-	-	1,282	-	-	1,282
Current year net loss attributable to Flora Growth Corp.	-	-	-	-	(57,036)	689	(56,347)
Balance, December 31, 2023	8,935	$-	$149,093	$(140)	$(142,549)	$-	$6,404

Common stock offerings	4,975	-	7,502	-	-	-	7,502
Common stock offering issuance costs	-	-	(1,205)	-	-	-	(1,205)
Equity issued for business combinations	3,321	-	4,960				4,960
Equity issued for other agreements	50	-	55	-	-	-	55
Options issued	-	-	5	-	-	-	5
Options forfeited	-	-	(316)	-	316	-	-
Restricted stock granted	1,235	-	1,648	-	-	-	1,648
Restricted stock cancelled	(4)	-	(9)	-	-	-	(9)
SARs issued		-	1,138				1,138
Other comprehensive loss - exchange differences on foreign operations (net of income taxes of $nil)	-	-	-	(81)	-	-	(81)
Current year net loss attributable to Flora Growth Corp.	-	-	-	-	(15,907)	-	(15,907)
Balance, December 31, 2024	18,512	$-	$162,871	$(221)	$(158,140)	$-	$4,510

The accompanying notes are an integral part of these consolidated financial statements.

Flora Growth Corp.
Consolidated Statements of Cash Flows
(in thousands of United States dollars)

	For the year ended December 31, 2024	For the year ended December 31, 2023
Cash flows from operating activities:
Net loss	$(15,907)	$(56,347)
Adjustments to net loss:
Depreciation and amortization	768	2,484
Stock-based compensation	2,779	1,591
Goodwill impairment	236	23,372
Inventory impairments through costs of sales	1,842	2,688
Other asset impairments	2,001	20,840
Changes in financial instruments at fair value	(259)	(1,991)
Bad debt expense	411	801
Loss on fixed asset disposals	129	-
Loss on disposal of discontinued operations	-	3,132
Interest expense (income)	213	94
Interest paid	(213)	(94)
Income tax benefit	(177)	(1,617)
	(8,177)	(5,047)
Net change in non-cash working capital:
Trade and other receivables	(685)	1,522
Inventory	1,317	(2,112)
Prepaid expenses and other assets	722	(419)
Trade payables and accrued liabilities	1,791	(2,340)
Net cash used in operating activities	(5,032)	(8,396)

Cash flows from financing activities:
Units issued	7,502	2,738
Equity issue costs	(1,267)	(396)
Loan borrowings	8,405	995
Loan repayments	(8,146)	(187)
Net cash provided by financing activities	6,494	3,150

Cash flows from investing activities:
Purchases of property, plant and equipment and intangible assets	(134)	(163)
Net cash on asset disposals	273	(71)
Business and asset acquisitions, net of cash acquired	64	-
Net cash provided (used) in investing activities	203	(234)

Effect of exchange rate on changes on cash	2	930
Change in cash during the period	1,667	(4,550)
Cash and restricted cash at beginning of period	4,385	8,935
Cash included in assets held for sale	-	-
Cash and restricted cash at end of period	$6,052	$4,385
Supplemental disclosure of non-cash investing and financing activities
Common shares issued for business combinations	$4,960	$-
Common shares issued for other agreements	55	95
Option cancellations reclassified to equity	316	5,352
Operating lease additions to right of use assets	2,208	245
Intangible assets acquired for contingent consideration	-	194

The accompanying notes are an integral part of these consolidated financial statements.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

1. NATURE OF OPERATIONS

Flora Growth Corp. (the "Company" or "Flora") was incorporated under the laws of the Province of Ontario, Canada on March 13, 2019. The Company is a manufacturer and distributor of global cannabis and pharmaceutical products and brands, building a connected, design-led collective of plant-based wellness and lifestyle brands. The Company's registered office is located at 40 King Street, W Suite 5800, Toronto, Ontario, M5H 3S1, Canada and our principal place of business in the United States is located at 3230 W. Commercial Boulevard, Suite 180, Fort Lauderdale, Florida 33309.

On November 27, 2024, Flora completed its acquisition of all the issued and outstanding common shares of TruHC Pharma GmbH (“TruHC”). The acquisition was achieved in two closings, the first occurring on April 22, 2024 and the second occurring on November 27, 2024. TruHC is an early-stage cannabis company with principal operations in Germany, that holds wholesale, processing and production licenses for medical cannabis as well as a facility offering flexible production space with EU_GMP certified modules. See Note 10 for further discussion.

On June 4, 2024, Flora completed the acquisition of 100% of the outstanding common shares of Australian Vaporizers Pty LTD ("AV"). AV is an online retailer of vaporizers, hardware and accessories with principal operations in Australia. See Note 10 for further discussion.

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

The Company had cash of $6.0 million at December 31, 2024, net loss of $15.9 million for the year ended December 31, 2024, and an accumulated deficit of $158.1 million at December 31, 2024. Current economic and market conditions have put pressure on the Company's growth plans. The Company's ability to continue as a going concern is dependent on its ability to obtain additional capital. The Company believes that its current level of cash is not sufficient to continue investing in growth, while at the same time meeting its obligations as they become due. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements. To alleviate these conditions, management is currently evaluating various cost reductions and other alternatives and may seek to raise additional funds through the issuance of equity, debt securities, through arrangements with strategic partners, through obtaining credit from financial institutions, through the disposition of assets or otherwise. The actual amount that the Company may be able to raise under these alternatives will depend on market conditions and other factors. As it seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms or at all. The Company's ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including but not limited to market and economic conditions, the Company's performance and investor sentiment with respect to it and its industry. These consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

Presentation of comparative financial statements

On June 9, 2023, the Company consolidated its issued and outstanding common shares based on one new common share of the Company for every twenty existing common shares of the Company. All common shares and per share amounts have been restated to give retroactive effect to the share consolidation. See discussion in Note 15.

Basis of consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions were eliminated on consolidation. Subsidiaries are entities the Company controls when it is exposed, or has rights, to variable returns from its involvement in the entity and can affect those returns through its power to direct the relevant activities of the entity. Subsidiaries are included in the consolidated financial results of the Company from the date of acquisition up to the date of disposition or loss of control. As at December 31, 2024, the Company had the following subsidiaries:

Subsidiaries	Country of Incorporation	Ownership %	Functional Currency
Vessel Brand Inc.	United States	100%	United States Dollar (USD)
Vessel Brand Canada Inc.	Canada	100%	United States Dollar (USD)
Just Brands LLC	United States	100%	United States Dollar (USD)
Just Brands FL LLC	United States	100%	United States Dollar (USD)
Just Brands International LTD	United Kingdom	100%	British Pound (GBP)
High Roller Private Label LLC	United States	100%	United States Dollar (USD)
Flora Growth US Holdings Corp.	United States	100%	United States Dollar (USD)
Franchise Global Health Inc.	Canada	100%	Canadian Dollar (CAD)
Harmony Health One Inc.	Canada	100%	Canadian Dollar (CAD)
ACA Mueller ADAG Pharma Vertriebs GmbH	Germany	100%	Euro (EUR)
Sativa Verwaltungs GmbH	Germany	100%	Euro (EUR)
Sativa Verwaltungs GmbH and Co. KG	Germany	100%	Euro (EUR)
CBD Med Therapeutics Inc.	Canada	100%	Canadian Dollar (CAD)
Fayber Technologies Canada Inc.	Canada	100%	Canadian Dollar (CAD)
Catalunia SAS	Colombia	100%	Colombia Peso (COP)
Green CannaHealth SAS	Colombia	100%	Colombia Peso (COP)
Klokken Aarhus Inc.	Canada	100%	Canadian Dollar (CAD)
Rangers Pharmaceuticals A/S	Denmark	100%	Danish Krone (DAK)
1200325 B.C. LTD.	Canada	100%	Canadian Dollar (CAD)
Phatebo	Germany	100%	Euro (EUR)
Franchise Cannabis Corp.	Canada	100%	Canadian Dollar (CAD)
TruHC Pharma GmbH	Germany	100%	Euro (EUR)
Australian Vaporizers	Australia	100%	Australian Dollar (AUD)

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

On July 5, 2023, the Company entered into a Share Purchase Agreement with Lisan Farma Colombia LLC ("Lisan"), a Delaware limited liability company, to sell all of its shares in certain Colombian companies and other Flora assets related to its Colombian operations for a purchase price of CAD $0.8 million (USD $0.6 million).

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

During the year ending December 31, 2023, the Company voluntarily dissolved the following U.S. companies:

•  Hemp Textiles & Co. LLC

•  Keel Brand Corp.

•  Flora Growth F&B Corp

•  Flora Growth Management Corp.

•  Masaya Holding Corp.

During the year ending December 31, 2024, the Company voluntarily dissolved the following U.S. companies:

• Cardiff Brand Corp.

• Kasa Wholefoods LLC

• Flora Beauty LLC

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

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

3.SIGNIFICANT ACCOUNTING POLICIES

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

Subsequent measurement - Financial assets at amortized cost

After initial recognition, financial assets measured at amortized cost are subsequently measured at the end of each reporting period at amortized cost using the Effective Interest Rate ("EIR") method. Amortized cost is calculated by considering any discount or premium on acquisition and any fees or costs that are an integral part of the EIR. In these consolidated financial statements, cash, trade and amounts receivables, and indemnification receivables are classified in this category.

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

Impairment of financial assets

Financial assets classified subsequently as amortized cost are subject to impairment based on the expected credit losses ("ECL's"). The Company's financial assets subject to impairment are cash and trade and amounts receivables.

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

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

Inventory

Inventories are comprised of raw materials and supplies and finished goods. Inventories are initially valued at cost and subsequently at the lower of cost and net realizable value. Inventory cost is determined either on a weighted average cost or specific identification basis and any trade discounts and rebates are deducted from the purchase price. Raw material costs include the purchase cost of the materials, freight-in and duty. Costs incurred during the production process are capitalized as incurred to the extent that cost is less than net realizable value. These costs include materials, labor and manufacturing overhead used in the production processes. Finished goods include the cost of direct materials and labor and a proportion of manufacturing overhead allocated based on normal production capacity.

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

Investments

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

Investments include investments in equity securities of entities over which the Company does not have a controlling financial interest or significant influence and are accounted for at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the "measurement alternative"). In applying the measurement alternative, the Company performs a qualitative assessment on a quarterly basis and recognizes an impairment if there are sufficient indicators that the fair value of the equity investments is less than carrying values. Changes in value are recorded in changes in financial instruments fair value on the consolidated statements of loss and comprehensive loss.

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

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

Financial liabilities

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

Share capital

Issued common shares are recorded as equity at par value. Additional proceeds from the issuance of common shares are classified as equity in additional paid in capital. Incremental costs directly attributable to the issue of common shares, stock options and warrants are recognized as a deduction from equity, net of any tax effects. Common shares are considered issued when consideration has been received. The fair value of warrants is determined using the Black Scholes model.

Share based compensation

Share based compensation to employees is measured at the fair value of the instruments issued and amortized over the vesting periods. Share based compensation to non-employees are measured at the fair value of goods or services received or the fair value of the equity instruments issued if it is determined the fair value of the goods or services cannot be reliably measured and are recorded at the date the goods or services are received. The Company operates an equity based compensation plan. The corresponding amount is recorded to the additional paid-in capital caption within shareholders' equity, and the expense to the consolidated statements of loss and comprehensive loss over the vesting period. The fair value of options is determined using the Black-Scholes pricing model which incorporates all market vesting conditions. For awards with graded vesting schedules, the Company has elected to calculate the fair value as a single award and recognize expense over the total expected vesting period rather than in tranches. The number of shares and options expected to vest is reviewed and adjusted at the end of each reporting period such that the amount recognized for services received as consideration for the equity instruments granted shall be based on the number of equity instruments that eventually vest. Upon exercise of a stock option, any amount related to the initial value of the stock option, along with the proceeds from exercise are recorded to share capital. Upon expiration of a stock option, any amount related to the initial value of the stock option is recorded to accumulated deficit. The Company also grants employees and non-employees restricted stock awards ("RSAs"). The fair value of the RSAs is determined using the fair value of the common shares on the date of the grant. The Company has elected to recognize forfeitures as they occur. The Company also grants employees and non-employees stock appreciation rights ("SARs"). The fair value of the SARs is determined using the Black-Scholes pricing model which incorporates all market vesting conditions. For SARs awards with multiple vesting schedules, fair value was determined using a Monte Carlo simulation incorporating Brownian motion with 100,000 trials through a binomial model.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

Foreign currency translation

These consolidated financial statements are presented in U.S. dollars ("USD"), which is the Company's reporting currency; however, the functional currency of the entities in these financial statements are their respective local currencies, including Canadian dollar, Australian dollar, USD, British pound and euro.

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

Revenue recognition

The Company primarily generates revenue as a distributor of pharmaceuticals and a distributor and retailer of cannabidiol oil derived products. See disaggregation of the Company's revenue by operating segments and sales by country in Note 24.

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

Revenue is recognized at the transaction price, which is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods to a customer. Gross revenue excludes duties and taxes collected on behalf of third parties. Revenue is presented net of expected price discounts, sales returns, sales taxes, customer rebates and other incentives.

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

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

The Company elected as a permitted practical expedient to not adjust the customer contract consideration for significant financing components when the period between the transfer of the Company's goods and services and customer payment is one year or less.

The Company elected as a permitted practical expedient to expense, as incurred, the costs of obtaining a customer contract such as sales commissions and other selling transaction costs when the amortization period of the assets otherwise would be one year or less. Accordingly, the Company has no assets recorded for costs to obtain a customer contract as at December 31, 2024 and 2023 as there are no contracts where the underlying asset would have a life exceeding one year.

The Company elected as a permitted practical expedient for shipping and handling not to be a separate performance obligation.

Advertising costs

Advertising costs are expensed as incurred and recorded within the promotion and communication caption on the consolidated statements of loss and comprehensive loss. Advertising costs were $2.8 million in 2024 ($3.4 million in 2023).

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

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

Income taxes

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

During 2024, the Company completed the acquisition of TruHC through two closings. At the first closing on April 22, 2024, the Company acquired a controlling 77% interest in TruHC. The Company acquired the remining 23% of TruHC at the second closing on November 27, 2024, at which time the NCI was derecognized. See discussion in Note 10.

Discontinued operations and assets and liabilities held for sale

On July 5, 2023, the Company entered into a Share Purchase Agreement with Lisan to sell all of its shares in certain Colombian companies and other Flora assets related to its Colombian operations for a purchase price of CAD $0.8 million (USD $0.6 million). The assets and liabilities of these Colombian companies are reflected in the accompanying consolidated balance sheets as assets and liabilities held for sale, respectively. The results of operations of these Colombian companies are included in loss from discontinued operations, net of tax in the accompanying consolidated statements of operations and comprehensive loss. See discussion in Note 5.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

Adoption of accounting standards and amendments

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

In June 2022, the FASB issued Accounting Standards Update 2022-03-Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"), which requires that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The effects of adoption are accounted for prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company adopted ASU 2022-03 effective as of January 1, 2024, and as such had no impact on the Company's consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segments Disclosures. The amendments enhance disclosures of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM), extend certain annual disclosures to interim periods, and permit more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statements have not been issued. The Company adopted ASU 2023-07 effective as of December 31, 2024 and the segment disclosures in Note 24 in this Annual Report are reflective of that adoption.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires all public entities to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. The amendments are effective for the Company in fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 27, 2027. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently evaluating the guidance and its impact to the financial statements.

Certain other new standards and interpretations have been issued but are not expected to have a material impact on the Company's financial statements.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

4. CRITICAL JUDGMENTS AND ESTIMATION UNCERTAINTIES

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

Going concern considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Management must assess the Company's ability to continue as a going concern each reporting period. This assessment involves the use of internal budgets and estimates of revenues, expenses and cash flows, which requires a significant amount of management judgement.

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

Business combinations

In a business combination, the Company may acquire assets and assume certain liabilities of an acquired entity. Judgement is used in determining whether an acquisition is a business combination or an asset acquisition. Estimates are made as to the fair value of the identifiable assets acquired and the liabilities assumed on the acquisition date, as well as the fair value of consideration paid and contingent consideration payable. In certain circumstances, such as the valuation of property, plant and equipment, intangible assets and goodwill acquired, the Company obtains assistance from third-party valuation specialists. The determination of these fair values involves a variety of judgment in assumptions, including revenue growth rates, expected operating income, discount rates, and earnings multiples.

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

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

Impairment of goodwill and long-lived assets

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

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

Income taxes and valuation allowances for deferred tax assets

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

The Company must apply judgement when determining whether it has taken an uncertain tax position. Management has analyzed the tax positions taken by the Company, and has concluded that as of December 31, 2024 and 2023, there were no uncertain tax positions taken.

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

The following table summarizes the major classes of line items included in loss from discontinued operations, net of tax, for years ended December 31, 2024 and 2023:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Revenue	$-	$1,450
Cost of sales	-	1,123
Gross profit from discontinued operations	-	327
Consulting and management fees	-	847
Professional fees	-	82
General and administrative	-	282
Promotion and communication	-	14
Operating lease expense	-	93
Depreciation and amortization	-	148
Bad debt expense	-	565
Asset impairment	-	4,704
Other (income) expense	-	125
Operating loss from discontinued operations	-	(6,533)
Interest expense	-	2
Net loss before income taxes	-	(6,535)
Loss on disposal of discontinued operations	-	3,132
Income tax expense	-	11
Loss from discontinued operations	$-	$(9,678)
Basic loss per share from discontinued operations	$0.00	$(1.32)
Diluted loss per share from discontinued operations	$0.00	$(1.32)

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

The following table summarizes the significant operating and investing items related to the Colombian subsidiaries for the years ended December 31, 2024 and 2023:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Operating activities of discontinued operations
Depreciation and amortization	$-	$148
Bad debt expense	-	565
Asset impairment	-	4,704
Investing activities of discontinued operations
Purchases of property, plant and equipment	$-	$92

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

The Company applies judgement in determining whether a disposal meets the criteria to present as held for sale at the reporting date, and whether the disposal represents a strategic shift that has (or will have) a major effect on its operations and financial results in order to be classified as a discontinued operation. The criteria evaluated are both quantitative and qualitative in nature, to evaluate the significance of the disposal relative to the operations of the Company as a whole. The Company has determined this disposition represents a strategic shift in operations that will have a major effect on the Company's operations and financial results, and accordingly, has been presented as discontinued operations.

During the year ended December 31, 2023, the Company recorded a loss on disposal of $3.1 million driven by the write-off of the Company's net investment in the Colombian assets.

6. TRADE AND AMOUNTS RECEIVABLE

The Company's trade and amounts receivable are recorded at amortized cost. The trade and other receivables balance as at December 31, 2024 and December 31, 2023 consists of trade accounts receivable, amounts recoverable from the Government of Canada for Harmonized Sales Taxes ("HST"), as well as Value Added Tax ("VAT") from various jurisdictions, and other receivables.

	December 31, 2024	December 31, 2023
Thousands of United States dollars
Trade accounts receivable	$2,334	$2,299
Allowance for expected credit losses	(611)	(315)
HST/VAT receivable	660	1,840
Other receivables	678	126
Total	$3,061	$3,950

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

Changes in the trade accounts receivable allowance in the year ended December 31, 2024 relate to establishing an allowance for expected credit losses. The Company recorded $0.1 million of write-offs of trade receivables during 2024 (2023 - $1.3 million, $1.1 million of which was related to discontinued operations). The Company has no amounts written-off that are still subject to collection enforcement activity as at December 31, 2024. The Company's aging of trade accounts receivable is as follows:

	December 31, 2024	December 31, 2023
Thousands of United States dollars
Current	$441	$218
1-30 Days	710	588
31-60 Days	257	577
61-90 Days	440	448
91-180 Days	486	401
180+ Days	-	67
Total trade receivables	$2,334	$2,299

A continuity schedule of the allowance for expected credit losses for the years ended December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023

Balance at January 1	$(315)	$(1,385)
Current period additions for expected credit losses	(411)	(236)
Write-offs charges against allowance	115	1,282
Recoveries collected	-	24
Balance at December 31	$(611)	$(315)

7. INVENTORY

Inventory is comprised of the following as at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Thousands of United States dollars
Raw materials and supplies	$508	$1,180
Finished goods	5,263	7,328
Total	$5,771	$8,508

In the year ended December 31, 2024, $43.7 million of inventory was expensed to cost of sales (2023 - $54.9 million) and write-downs to cost of sales for impairment was $1.8 million (2023 - $2.7 million), with the decrease due to write-downs related to a flooding incident at a JustCBD facility in Florida during 2023 and other factors. Approximately $0.7 million of the write-down in the year ended December 31, 2024, is related to inventory theft and recoveries of stolen inventory that is no longer saleable. There were no reversals of previous inventory impairments in the years ended December 31, 2024 or 2023.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2024	December 31, 2023
Thousands of United States dollars
Land	$-	$298
Buildings	31	78
Machinery and office equipment	655	696
Vehicles	22	37
Total	708	1,109
Less: accumulated depreciation	(396)	(262)
Property, plant and equipment, net	$312	$847

Depreciation expense for the year ended December 31, 2024 was $0.1 million (2023 - $0.2 million) and was recorded in depreciation and amortization in the consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2024, the Company recorded an impairment charge of the remaining value of the property, plant and equipment of Vessel and High Roller, both within the House of Brands segment. The amount of $0.3 million (2023 - $0.2 million) is included in "other asset impairments" in the consolidated statements of operations and comprehensive loss. See Note 12 for further discussion.

As at December 31, 2024, the Company's property, plant and equipment have no significant restrictions on title or pledges as security for liabilities, there are no significant commitments for future purchases, and there were no significant disposals during the year ended December 31, 2024.

9. INVESTMENTS

As at December 31, 2024, the Company's investments consist of common shares and warrants to purchase additional common shares in an early-stage European cannabis company. The Company purchased common shares from the investee during 2021 for Euro 2.0 million ($2.4 million), purchased its first tranche of warrants from existing investors in exchange for 11,250 common shares of the Company and obtained a second tranche of warrants from the investee as an inducement to exercise some of the first tranche of warrants. As at December 31, 2024, the Company owns approximately 9.6% of the investee, or approximately 9% on a diluted basis including exercisable warrants of the Company and other investors.

The warrants allowed the holder to purchase one common share of the investee for CAD 0.30 ($0.22) for the first tranche, and CAD 1.00 ($0.74) for the second tranche. The Company did not exercise the warrants and they expired on February 1, 2023.

The Company's cost of the investments was recorded based on the fair value of the consideration exchanged as at the respective transaction dates. The investee is not a publicly listed entity and has no active quoted prices for its common shares or warrants. The Company has elected the measurement alternative to record the common share investment at cost and test for impairment. The investment had impairment indicators during 2022 and 2023, and impairments were recorded as indicated in the table below. The Company also considers observable transactions of the common shares for indicators of fair value but there have been none. Cumulative impairment related to the common shares was $2.9 million and the net carrying value was $nil at December 31, 2024.

When impairment indicators were present, the investee common shares were valued considering price to book value and price to tangible book value of the investee (3.6 and 4.8, respectively) as well as comparable guideline publicly traded companies at the time of initial investment. These initial investment multiples were compared to the guideline public company multiples observed as at December 31, 2024 (negligible or nil price to book and price to tangible values), with these updated valuation multiples applied to the investee's estimated book value. The Company also considered the status of the investee's milestones since the purchase date, as well as recent transactions in the European cannabis market for indicators of change in value. The impairment valuation model for the common shares uses Level 3 inputs of the fair value hierarchy.

A schedule of the Company's investments activity is as follows:

Financial asset hierarchy level	Investee common shares	Warrants CAD 0.30 exercise price	Warrants CAD 1.00 exercise price	Total
Thousands of United States dollars	Level 3	Level 3	Level 3
Balance at December 31, 2022	$730	$34	$-	$764
Impairment	(730)	-	-	(730)
Loss on changes in fair value	-	(34)	-	(34)
Balance at December 31, 2023	-	-	-	-
Loss on changes in fair value	-	-	-	-
Balance at December 31, 2024	$-	$-	$-	$-

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

The impairment of common shares and loss on changes in fair value appear in the unrealized loss on fair value of investments caption in the consolidated statements of loss and comprehensive loss.

The value of the investee common shares appears in the investment line on the consolidated statement of financial position. The value of the warrants appeared in current assets within the prepaid expenses and other accrued assets line on the consolidated statement of financial position.

As a sensitivity assessment to the fair value calculations, a 10% change in the valuation multiples applied to the investee common shares results in a 10% change in the fair value as at December 31, 2024 of less than $0.1 million.

10.  ASSET ACQUISITIONS AND BUSINESS COMBINATIONS

TruHC Pharma GmbH ("TruHC") business combination

On April 16, 2024, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with TruHC Holding GmbH (the "Seller") pursuant to which the Company acquired all of the issued and outstanding shares of TruHC in exchange for 2,770,562 common shares of the Company (the "Purchase Price"), valued at $4.3 million.

The Purchase Price was paid and satisfied by the Company in two closings. At the first closing on April 22, 2024, the Company issued 2,135,199 of its common shares, which was equal to 19.99% of the Company's issued and outstanding common shares prior to signing the Purchase Agreement, to Seller. The common shares issued at the first closing on April 22, 2024, valued at $3.3 million, represent a 77% ownership in TruHC. The remaining 23% noncontrolling interest was valued at $1.0 million, which represents the 635,363 common shares to be issued at the second closing multiplied by the $1.56 share price at the first closing. The second closing occurred on November 27, 2024 when the Company issued 635,363 of its common shares, valued at $1.0 million, to Seller after receiving shareholder approval for such issuance in accordance with the rules of the Nasdaq Stock Capital Market at its annual general meeting of shareholders, held August 14, 2024.

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

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

Since the acquisition date through December 31, 2024, TruHC reported revenue of $nil and net loss and comprehensive loss of $0.8 million.

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

If TruHC was acquired at January 1, 2023, the combined revenue of TruHC and the Company would not have changed for the years ending December 31, 2024 and 2023 (unaudited). The combined net loss of TruHC and the Company would have increased by approximately $0.7 million and $0.4 million for the years ending December 31, 2024 and 2023, respectively (unaudited).

The Company incurred acquisition-related costs of $0.2 million which were expensed as incurred in professional fees on the consolidated statements of loss and comprehensive loss.

Australian Vaporizers Pty LTD ("AV") business combination

On June 4, 2024, the Company acquired 100% of the issued and outstanding common shares of AV in exchange for 550,000 common shares of the Company, valued at $0.6 million, which represents the 550,000 common shares issued multiplied by the $1.16 share price on June 4, 2024. AV was founded in 2010 and is an online retailer of vaporizers, hardware, and accessories in Australia. The acquisition provides the Company with a historically profitable business and allows the Company to drive synergies with its existing portfolio of brands.

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

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

Since the acquisition date through December 31, 2024, AV reported revenue of $0.7 million and net loss and comprehensive loss of $0.6 million.

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

If AV was acquired at January 1, 2023, the combined revenue of AV and the Company would have increased approximately $1.6 million and $4.9 million for the years ended December 31, 2024 and 2023, respectively (unaudited). The combined net loss of AV and the Company would have increased by less than $0.1 million for the year ended December 31, 2024, and decreased by $0.2 million for the year ended December 31, 2023 (unaudited).

The Company incurred acquisition related costs of less than $0.1 million which were expensed as incurred in professional fees on the consolidated statements of loss and comprehensive loss.

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

A continuity of intangible assets for the years ended December 31, 2024 and 2023 is as follows:

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

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)
In Thousands of United States dollars	License	Customer and Supplier Relationships	Trademarks and Brands	Patents	Non- Compete Agreements	Goodwill	Total
Cost
At December 31, 2023	$253	$1,207	$1,904	$1,098	$661	$261	$5,384
Acquired through business combinations	3,193	-	180	-	-	2,280	5,653
Impairment	-	-	(721)	(165)	-	(236)	(1,122)
At December 31, 2024	$3,446	$1,207	$1,363	$933	$661	$2,305	$9,915

Accumulated Amortization
At December 31, 2023	$272	$1,264	$1,132	$912	$661	$-	$4,241
Additions	487	-	133	22	-	-	642
At December 31, 2024	$759	$1,264	$1,265	$934	$661	$-	$4,883

Foreign Currency translation	(32)	57	(7)	1	-	(299)	(280)
Net book value at December 31, 2024	$2,655	$-	$91	$-	$-	$2,006	$4,752

The Company's intangible asset additions in 2023 primarily consist of customer relationships acquired as part of the March 2023 purchase of Original Hemp (Note 10). These customer relationships were fully impaired during the year ended December 31, 2023, and their carrying amount at December 31, 2024 was $nil.

The Company's intangible assets acquired through business combinations in 2024 consist of assets acquired as part of the April 2024 purchase of TruHC and the June 2024 purchase of AV (Note 10). Information regarding the TruHC intangible assets within the indicated categories of the table above is as follows as at December 31, 2024:

  Licenses: carrying amount $2.7 million with a remaining amortization period of 51 months

Information regarding the AV intangible assets within the indicated categories of the table above is as follows as at December 31, 2024:

  Trademark and brands: carrying amount $nil million after full impairment of $0.2 million recorded during the year ended December 31, 2024

The gross cost of the intangible assets is amortized over their estimated useful lives, as the Company does not expect the assets to have significant residual value for any of the asset classes. The weighted average amortization period at December 31, 2024 by asset class subject to amortization is as follows:

Licenses 4.3 years

Trademarks and brands  5.2 years

Total 4.3 years

Certain trademarks have renewal or extension terms available, with a weighted average of 5.2 years remaining before the next renewal or extension is due at December 31, 2024. The Company expenses such costs as incurred. The Company's trademarks and brands are registered to protect the assets from use by others, and cash flows of the related reporting units and asset groups could be negatively impacted if the Company did not successfully renew them.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

At December 31, 2024, the estimated aggregate amortization expense for each of the next five years is as follows:

Thousands of United States dollars

2025 $642

2026 $642

2027 $642

2028 $642

2029 $174

The Company's goodwill is assigned to the following reporting units for the years ended December 31, 2023 and 2024:

In Thousands of United States dollars	Vessel	JustCBD	FGH	TruHC	Australian Vaporizers	Total
Gross goodwill recorded prior to December 31, 2022	$19,675	$25,038	$3,732	$-	$-	$48,445
Impairment recorded prior to December 31, 2022	(19,675)	(5,398)	-	-	-	(25,073)
Net book value as at December 31, 2022	-	19,640	3,732	-	-	23,372
Impairment	-	(19,640)	(3,732)	-	-	(23,372)
Net book value as at December 31, 2023	-	-	-	-	-	-
Acquired through business combinations	-	-	-	2,050	230	2,280
Impairment	-	-	-	-	(236)	(236)
Foreign exchange	-			(44)	6	(38)
Net book value as at December 31, 2024	$-	$-	$-	$2,006	$-	$2,006

12. IMPAIRMENT OF ASSETS

The Company tests its goodwill for impairment as part of its annual fourth quarter impairment test, and at interim periods when impairment indicators exist. For the year ended December 31, 2024, the Company tested its goodwill for impairment at September 30, 2024 and December 31, 2024 due to external indicators such as new limitations imposed by the Australian government which will negatively impact the AV reporting units sales. In addition, the Company assessed its other long-lived assets for impairment at March 31, 2024, June 30, 2024 and September 30, 2024. The Company's goodwill was assigned to the reporting units associated with the original acquisition of those operations. Management determined the Company's reporting units for 2024 impairment testing are its reportable segments shown in Note 24, but with the house of brands segment broken down into separate reporting units for the Company's JustCBD, Vessel and AV product groups of assets, and with the commercial and wholesale segment broken down into separate reporting units for the Company's Franchise Global Health Inc. ("FGH") and TruHC reporting units.

The Company may consider the results of both an income approach (discounted cash flows) and market approach (guideline public companies) when determining the recoverable amount of its reporting units. For the income approach, the significant assumptions used in the calculation of the recoverable amounts of the reporting units include forecasted revenue, expenses and net cash flows, terminal period cash flows and growth rates, and the weighted average cost of capital used as the discount rate. These assumptions are considered Level 3 inputs in the fair value hierarchy. The assumptions consider historical and projected data from internal sources as well as external industry trends and expectations. For the market approach, the significant assumptions include identifying and calibrating relevant guideline public companies and determining the financial metric to measure against. The results of the two approaches are considered, and judgment is applied in weighting each approach to determine the recoverable amount of the reporting unit.

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

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

2024 Annual Impairment Test

The Company qualitatively assessed whether it is more likely than not that the fair value of TruHC is less than its carrying amount, including goodwill. Based on that assessment, we determined that this condition, for TruHC, does not exist. As such, performing the first step of the two-step test impairment test for TruHC was unnecessary.

2024 Goodwill Impairment Test of AV

At September 30, 2024, the Company's AV reporting unit had external indicators of impairment due to new limitations by the Australian government that limits the sales of vaporizers containing nicotine to only pharmacies, which will likely negatively impact AV's direct-to-consumer online sales. As such, the Company tested the AV reporting unit for impairment as at September 30, 2024 and determined that the carrying value of the AV reporting unit's assets exceeded the recoverable amount, resulting in goodwill impairment of $0.2 million recorded in the period ending September 30, 2024. The impairment is recorded in the goodwill impairment caption on the consolidated statements of loss and comprehensive loss.

AV's September 30, 2024 carrying value of $0.6 million was comprised primarily of goodwill of $0.2 million and other long-lived assets of $0.2 million. The carrying value is reduced by inseparable market participant liabilities associated with the June 2024 acquisition of AV which includes $0.1 million of lease liability. The estimated recoverable amount of AV at September 30, 2024 was $nil, resulting in goodwill impairment of the remaining $0.2 million as the carrying value of the reporting unit's assets exceeds the recoverable amount. The impairment is recorded in the goodwill impairment caption on the consolidated statements of loss and comprehensive loss.

The reporting unit's fair value was determined based on an income approach discounted cash flow model. After working capital adjustments, the resulting fair value was estimated at $nil. The income approach used a discount rate of 16%, operating margins from -31% to -41%, working capital requirements of 3% of revenue, and a terminal period growth rate of 2.5%. Revenue is expected to decrease 46% in 2024, decrease another 30% in 2025, then increase at 2.5% in 2026 and thereafter. The impairment test valuation is considered a Level 3 method within the ASC 820 fair value hierarchy.

After the impairment recorded at September 30, 2024, AV's carrying value was equal to its recoverable amount. As a sensitivity assessment to the recoverable amount calculations, increasing the discount rate by 3% in the income approach model would decrease the reporting unit fair value by $0.1 million. However, there would be no impact on the goodwill impairment amount for this unfavorable change in the model as the imputed fair value of the goodwill exceeded its carrying amount with the goodwill impaired to zero.

Other Long-Lived Asset Impairment Tests for the year ended December 31, 2024

For asset groups that had indicators of impairment, the Company performed a quantitative analysis as of each interim period in 2024 to determine if impairment existed by comparing the carrying amount of each asset group to the future undiscounted cash flows the asset group is expected to generate over their remaining lives. This analysis indicated that certain asset values may not be recoverable. The Company then calculated the fair value of these assets using an income approach. These analyses are discussed below. All the below charges were recorded in the other asset impairments caption on the consolidated statements of loss and comprehensive loss for the year ended December 31, 2024. These impairment test valuations are considered a Level 3 method within the ASC 820 fair value hierarchy.

As discussed in Note 19, on May 7, 2024, Just Brands agreed to a settlement and general release, whereby Just Brands will remove the products subject to the stop sales orders from the state of Florida and accept a five-year revocation of its food permit in the state of Florida. As a result of this settlement, the Company began negotiations to exit its current warehouse lease in Pompano Beach, FL, and searching for a new warehousing facility in a different state. The Company considered this to be an indicator of impairment and, thus, performed a quantitative analysis as of March 31, 2024 to determine if impairment existed by comparing the carrying amount of the operating lease right of use asset and related leasehold improvements to the future undiscounted cash flows the asset is expected to generate over its remaining life. This analysis indicated the asset values may not be recoverable. The Company then calculated the fair value of this asset using an income approach. As a result, the Company recorded an impairment of operating lease right of use assets and property, plant and equipment within its Vessel asset group within the house of brands segment totaling $0.9 million. The key inputs included in the recoverable amount calculations are the potential sub-lease recoveries and a 10% discount rate. As a sensitivity assessment to the recoverable amount calculations, increasing the discount rate in the income approach model by 3% would result in a nominal decrease of the recoverable amounts.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

Likewise, a facility lease housing the High Roller operations expired on June 30, 2024, and the Company has completed the move of these operations to the new warehouse in Pompano Beach, FL. The Company determined that much of the machinery and office equipment at the old facility would not be used at the new facility. As such, the Company looked to sell these assets. The Company was able to estimate the selling price of each asset as well as any potential cost of sales, which was then compared to the current book value of the assets. The difference of $0.1 million was recorded within its JustCBD asset group within the house of brands segment for the period ending June 30, 2024. The Company has been unsuccessful in selling these assets and has no intention of utilizing them in the future. As such, the Company believed the value of these assets was $nil and recorded impairment of $0.1 million within its JustCBD asset group within the house of brands segment for the period ending December 31, 2024. The key inputs included in the recoverable amount calculations are the expected selling prices of each asset. As a sensitivity assessment to the recoverable amount calculations, increasing the selling prices by 3% would result in a nominal increase of the recoverable amounts.

The Company determined that the reduced sales forecast of Vessel was an indicator of impairment as of June 30, 2024 and again at December 31, 2024. The Company performed a quantitative analysis to determine if impairment existed by comparing the carrying amount of each asset group to the future undiscounted cash flows the asset group is expected to generate over their remaining lives. This analysis indicated that the carrying amount of certain asset values may not be recoverable. The Company then calculated the fair value of these assets using an income approach. As a result, the Company recorded impairment of patents and tradenames within its Vessel asset group within the house of brands segment totaling $0.1 million and $0.3 million for the periods ended June 30, 2024 and December 31, 2024, respectively. The key inputs included in the recoverable amount calculations are 2024 sales 20% lower than 2023 sales and a royalty rate of nil%.

The Company determined that the reduced sales forecast of JustCBD was an indicator of impairment as at December 31, 2024. The Company performed a quantitative analysis to determine if impairment existed by comparing the carrying amount of each asset group to the future undiscounted cash flows the asset group is expected to generate over their remaining lives. This analysis indicated that the carrying amount of certain asset values may not be recoverable. The Company then calculated the fair value of these assets using an income approach. As a result, the Company recorded impairment of tradenames within its JustCBD asset group within the house of brands segment totaling $0.4 million the period ended December 31, 2024. The key inputs included in the recoverable amount calculations are 2024 sales decreasing 42% compared to 2023 sales, then decreasing another 26% in 2025, royalty rate of 0.25%, and discount rate of 25.5%. As a sensitivity assessment to the recoverable amount calculations, increasing the discount rate in the income approach model by 3% would result in a nominal decrease of the recoverable amounts.

The Company determined that the new limitations by the Australian government that limits the sales of vaporizers containing nicotine to only pharmacies was an indicator of impairment as at September 30, 2024. The Company performed a quantitative analysis to determine if impairment existed by comparing the carrying amount of each asset group to the future undiscounted cash flows the asset group is expected to generate over their remaining lives. This analysis indicated that the carrying amount of certain asset values may not be recoverable. The Company then calculated the fair value of these assets using an income approach. As a result, the Company recorded impairments of brands within its AV asset group within the house of brands segment totaling $0.2 million. The key inputs included in the recoverable amount calculations are 2024 sales decreasing 46% compared to 2023 sales, then decreasing another 30% in 2025, royalty rate of 0.7%, and discount rate of 17.0%. As a sensitivity assessment to the recoverable amount calculations, increasing the discount rate in the income approach model by 3% would result in a nominal decrease of the recoverable amounts.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

2023 Annual Impairment Test

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

2023 Annual Goodwill Impairment Test of JustCBD

At June 30, 2023 and December 31, 2023, the Company's JustCBD reporting unit had external indicators of impairment primarily due to the Company's declining share price, the declining share price of comparable public companies and challenging economic factors making it difficult to access capital. As such, the Company tested the JustCBD reporting unit for impairment as at June 30, 2023 and December 31, 2023 and determined that the carrying value of the reporting unit's assets exceeded the recoverable amount, resulting in goodwill impairment of $19.6 million recorded in 2023. The impairment is recorded in the goodwill impairment caption on the consolidated statements of loss and comprehensive loss.

JustCBD's June 30, 2023 and December 31, 2023 carrying values of $23.8 and $7.0 million, respectively, were comprised primarily of goodwill and identified intangible assets of $20.8 million and $3.5 million and other long-lived assets of $1.2 million and $0.7 million. The carrying value is reduced by inseparable market participant liabilities associated with the February 2022 acquisition of JustCBD which includes $1.6 million and $0.4 million of lease liability. The estimated recoverable amount of JustCBD at June 30, 2023 and December 31, 2023 was $7.1 million and $nil, respectively, resulting in goodwill impairment of $19.6 million for the year ended December 31, 2023 as the carrying value of the reporting unit's assets exceeds the recoverable amount. The impairment is recorded in the goodwill impairment caption on the consolidated statements of loss and comprehensive loss.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

The reporting unit's fair value at June 30, 2023 and December 31, 2023 was determined based on an income approach discounted cash flow. After working capital adjustments, the resulting fair value was estimated at $7.1 million and $nil. The income approach used a weighted average discount rate of 28%, operating margins from 8.5% to -19.7%, weighted average working capital requirements of 1% revenue, and a terminal period growth rate of 3%. The revenue growth rates start at 17% in 2023 and taper down to 3% in 2025 and thereafter. The impairment test valuation is considered a Level 3 method within the ASC 820 fair value hierarchy.

After the impairment recorded for the year ended December 31, 2023, JustCBD's carrying value was equal to its recoverable amount. As a sensitivity assessment to the recoverable amount calculations, increasing the discount rate in the income approach model by 3% would result in a decrease of the reporting unit fair value of approximately $1.5 million. However, there would be no impact on the goodwill impairment amount for this unfavorable change in the model as the imputed fair value of the goodwill exceeded its carrying amount with the goodwill impaired to zero.

Other Long-Lived Asset Impairment Tests for the year ended December 31, 2023

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

The Company performed a similar analysis for its asset groups as of December 31, 2023, and determined that indicators of impairment were present. These include external indicators such as a decline in the value of the Company's publicly traded common shares as well as internal indicators such as reduced forecasted revenue and cash flow generation. The Company performed a quantitative analysis as of December 31, 2023 to determine if impairment existed by comparing the carrying amount of each asset group to the future undiscounted cash flows the asset group is expected to generate over their remaining lives. This analysis indicated that certain asset values may not be recoverable. The Company then calculated the fair value of these assets using an income approach. As a result, the Company recorded an impairment of operating lease right of use assets, supplier relationships and licenses within its FGH asset group within the commercial and wholesale segment totaling $1.4 million. The key inputs included in the recoverable amount calculations are revenue growth rates starting at 2.5% in 2024 and tapering down to 2.5% thereafter and a weighted average discount rate of 21%. As a sensitivity assessment to the recoverable amount calculations, increasing the discount rate in the income approach model by 3% would result in a nominal decrease of the recoverable amounts. Likewise, the Company recorded an impairment of operating lease right of use assets, customer relationships and trademarks within its JustCBD asset group within the house of brands segment totaling $1.0 million. The key inputs included in the recoverable amount calculations are revenue growth rates starting at -37.5% in 2023 and then increasing to 2.5% thereafter, royalty rate of 1.5%, weighted average discount rate of 25% and customer attrition rate of 15%. As a sensitivity assessment to the recoverable amount calculations, increasing the discount rate in the income approach model by 3% would result in a nominal decrease of the recoverable amounts. These charges were recorded in the other asset impairments caption on the consolidated statements of loss and comprehensive loss.

The impairment test valuation is considered a Level 3 method within the ASC 820 fair value hierarchy.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

13. DEBT

Euro credit facility

The Company, through its Phatebo subsidiary, has credit facilities totaling 2.4 million Euro ($2.5 million USD), at three different banks in Germany. These arrangements are open-ended without predetermined maturity dates. Principal and interest payments are due at the end of each term. Interest rates can change with each new amount drawn. As of December 31, 2024, the total outstanding amount on these credit facilities was 2.0 million Euro ($2.1 million USD) with interest rates ranging from 5.15% to 5.29% and due within the next twelve months. These credit facilities were secured by various guarantees, including payment guarantees upon default.

14. LEASES

The Company's leases primarily consist of administrative real estate leases in Germany, the United States and Australia. Management has determined all the Company's leases are operating leases through December 31, 2024. Information regarding the Company's leases is as follows:

Thousands of United States dollars	Year ended December 31, 2024	Year ended December 31, 2023
Components of lease expense
Operating lease expense	$718	$1,211
Short-term lease expense	231	324
Sublease income	(362)	(71)
Total lease expense	$587	$1,464

Other Information
Operating cash outflows from operating leases	$1,314	$1,403
ROU assets obtained in exchange for new operating lease liabilities	2,208	245
Weighted-average remaining lease term in years for operating leases	3.8	2.7
Weighted-average discount rate for operating leases	10.8%	7.9%

Maturities of operating lease liabilities as of December 31, 2024 are as follows:

Thousands of United States dollars	Operating Leases
2025	$1,048
2026	965
2027	756
2028	470
2029	165
Thereafter	5
Total future lease payments	3,409
Less: imputed interest	(589)
Total lease liabilities	2,820
Less: current lease liabilities	(791)
Total non-current lease liabilities	$2,029

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

Some of the Company's leases contain renewal options to continue the leases for another term equivalent to the original term, which are generally up to five years. The lease liabilities above include renewal terms that management has executed or is reasonably certain of renewing, which only included leases that would have expired in 2024 or 2025.

The Company's operating lease of warehousing and office space for Vessel Brand Inc. expires August 31, 2027. The lease includes an option to extend the lease term for the entire space for a period of five years at the end of the current lease term. At December 31, 2024, the renewal option is not included in the related operating right of use asset recorded. At the end of 2022, the Company decided to move Vessel's operations and to consolidate them with JustCBD's operations in Florida. The Company began subleasing this space to a third party during the fourth quarter of 2023. The sublease is effective through August 31, 2027 and does not contain renewal options.

The Company's operating lease of retail space in Miami, FL expires November 30, 2026. The lease includes an option to extend the lease term for the entire space for a period of five years at the end of the current lease term. At December 31, 2024, the renewal option is not included in the related operating right of use asset recorded. The Company began subleasing this retail space to a third party during the third quarter of 2023. The sublease agreement is effective through November 30, 2026 and contains one option to renew for five more years.

The Company's operating lease of warehousing and office space for Just Brands LLC expired April 30, 2024. In January 2024, the Company began leasing 14,280 sq. ft. of warehousing space in Pompano Beach, FL, for $20,000 a month, pursuant to a lease agreement that expires in February 2029. In April 2024, the Company began leasing 4,184 sq. ft. of office space in Fort Lauderdale, FL, for $8,000 a month, pursuant to a lease agreement that expires in March 2028.

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

The Company had the following significant common share transactions:

Year ended December 31, 2024

DECEMBER 2024 EQUITY OFFERINGS

On December 16, 2024, the Company closed a registered direct offering of 2,850,000 of the Company's common shares at a public offering price of $1.25 per Common Share for gross proceeds of $3.6 million. The Company paid $0.8 million in issuance costs relating to the December 2024 registered direct offering.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

On December 10, 2024 and December 11, 2024, the Company sold an aggregate of 425,000 of the Company's common shares at a price of $1.67 per Common Share for gross proceeds of $0.7 million pursuant to separate subscription agreements entered into between the Company and certain institutional investors. The common shares to be issued were offered pursuant to the Company's Offering Statement on Form 1-A, initially filed by the Company with the SEC under the Securities Act of 1933, as amended, on July 16, 2024, as subsequently amended with the SEC on each of August 7, 2024, October 15, 2024, and November 22, 2024, and most recently qualified by the SEC on November 29, 2024. The Company paid $0.1 million in issuance costs relating to the December 2024 Form 1-A offering.

APRIL AND NOVEMBER 2024 PAYMENTS TO TRUHC OWNERS

As discussed in Note 10, the Company issued 2,135,199 of its common shares valued at $3.3 million to the prior owners of TruHC as part of the first closing of the Company's acquisition of TruHC on April 22, 2024. The first closing made up 77% of the total agreed upon share price of 2,770,562 common shares of the Company. The remaining 635,363 common shares of the Company valued at $1.0 million were issued to the prior owners of TruHC as part of the second closing on November 27, 2024, after receiving shareholder approval for such issuance in accordance with the rules of the Nasdaq Stock Capital Market at its annual general meeting of shareholders, held August 14, 2024.

JUNE 2024 PAYMENT TO AV OWNERS

As discussed in Note 10, the Company issued 550,000 of its common shares valued at $0.6 million to the prior owners of AV as part of the Company's acquisition of 100% of the issued and outstanding common shares of AV on June 4, 2024.

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

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

The Company is not obligated to make any sales of common shares under the Sales Agreement. The offering of common shares pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement by the Company or by the Agent, only with respect to itself, under the circumstances specified in the Sales Agreement. The Company did not sell any of its common shares under the Sales Agreement. On December 12, 2024, the Company and the Agent mutually agreed to terminate the Sales Agreement effective as of December 12, 2024. On December 12, 2024, the Company filed a prospectus supplement to de-register the common shares registered with the Securities and Exchange Commission for issuance under the ATM Program.

OTHER ISSUANCES

On March 8, 2024, the Company entered into a settlement agreement with a third party pursuant to which the Company issued 50,000 common shares of the Company, valued at $0.1 million, to a third party to settle outstanding amounts owed. See Note 19.

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

OTHER ISSUANCES

On January 31, 2023, the Company entered into a settlement agreement with a third party pursuant to which the Company issued 16,250 common shares of the Company, valued at $0.1 million, to a third party to settle a legal dispute that arose in April 2019. See Note 19.

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

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

16. SHARE BASED COMPENSATION

The Company adopted the Flora Growth Corp. 2022 Incentive Compensation Plan (the "2022 Plan") to attract, retain and motivate independent directors, executives, key employees and consultants. The 2022 Plan was approved by the Company's shareholders on July 5, 2022, and reserves an aggregate of 300,000 of the Company's common shares for issuance in connection with Awards (as defined in the 2022 Plan) granted under the 2022 Plan. The 2022 Plan was amended on June 6, 2023, with approval from the Company's shareholders, to increase the shares available under the 2022 Plan from 300,000 to 950,000. The 2022 Plan was amended, again, to increase the number of shares issuable thereunder from 950,000 to 2,500,000 shares on August 14, 2024, with approval from the Company's shareholders. Previously, the Company's shareholders had adopted a "rolling" stock option plan (the "Prior Plan") which authorized the Company to grant stock options constituting up to 10% of the Company's issued and outstanding common shares at the time of each option grant. Since the adoption of the 2022 Plan, no further grants have been made or will be made under the Prior Plan; however, any currently outstanding stock options granted prior to July 5, 2022 will remain in effect until they have been exercised or terminated or have expired in accordance with the terms of the Prior Plan. Under the 2022 Plan, the Compensation Committee of our Board of Directors (the "Committee") may grant a variety of awards including stock options, stock appreciation rights ("SAR"s), restricted stock, restricted stock units, dividend equivalents and other stock-based awards.

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

Information relating to share options outstanding and exercisable as at December 31, 2024 and 2023 is as follows:

	Options Outstanding		Options Exercisable
	Number of options (in thousands)	Weighted average exercise price	Number of options (in thousands)	Weighted average exercise price
Balance, December 31, 2022	290	$34.17	212	$41.19
Granted	5	7.00	14	17.43
Forfeited or expired	(246)	35.05	(182)	42.31
Balance, December 31, 2023	49	27.04	44	29.30
Granted	-	-	5	7.00
Forfeited or expired	(28)	18.74	(28)	18.74
Balance, December 31, 2024	21	$38.18	21	$38.18

Date of expiry	Options outstanding	Options exercisable	Exercise price	Grant date fair value vested	Remaining life in years
	Thousands	Thousands	$	Thousands of Dollars
July 15, 2025	4	4	45.00	84	0.5
September 25, 2026	2	2	138.00	205	1.7
December 16, 2026	4	4	40.80	111	2.0
January 17, 2027	2	2	34.00	63	2.0
January 26, 2027	1	1	29.60	25	2.1
March 17, 2033	5	5	7.00	31	8.2
July 5, 2033	3	3	13.40	31	8.5
	21	21	$ 38.18	$550	3.9

The fair value of stock options issued during the year ended December 31, 2024 and 2023 was determined at the time of issuance using the Black-Scholes option pricing model with the following weighted average inputs, assumptions and results:

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)
	2024	2023
Risk-free annual interest rate	NA	2.77%
Current stock price	NA	$6.90
Expected annualized volatility	NA	100%
Expected life (years)	NA	10
Expected annual dividend yield	NA	0%
Exercise price	NA	$7.00
Weighted average grant date fair value	NA	$7.00

The total expense related to the options granted in the year ended December 31, 2024 was less than $0.1 million (2023 - less than $0.1 million benefit). This expense (benefit) is included in the share based compensation line on the statement of comprehensive loss. Generally, the options granted in 2023 vest one year following the date of grant provided that the recipient is still employed or engaged by the Company.

During the year ended December 31, 2024, 28,244 (2023 - 245,959) unexercised stock options expired following the termination of certain employees and independent directors and were charged to deficit.

There were no options exercised for the year ended December 31, 2024. The intrinsic value of options exercised for the year ended December 31, 2023 was $nil. The total fair value of options vested during the year ended December 31, 2024 was less than $0.1 million ($0.1 million in 2023).

For the years ended December 31, 2024 and 2023, there has been no recognized income tax benefits associated with stock options, and no amounts capitalized as part of the cost of an asset.

At December 31, 202 there were no previously issued options that had not vested and the total remaining stock option cost for nonvested awards was $nil.

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

Information relating to restricted stock awards outstanding as at December 31, 2024 and December 31, 2023:

	Number of restricted stock awards	Weighted average grant date fair value
	Thousands	$
Balance, December 31, 2022	146	13.64
Granted	838	1.44
Cancelled	(174)	(8.92)
Vested	(419)	(2.66)
Balance, December 31, 2023	391	1.41
Granted	1,235	1.30
Cancelled	(4)	(6.90)
Vested	(1,609)	(1.27)
Balance, December 31, 2024	13	7.41

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

The total expense related to the restricted stock awards in the year ended December 31, 2024 was $1.6 million (2023 - $1.1 million). This expense is included in the share based compensation line on the consolidated statements of loss and comprehensive loss. For the years ended December 31, 2024 and 2023, there have been no recognized income tax benefits associated with restricted stock awards.

The Company issued 1,235,000 restricted stock awards that vested immediately on December 15, 2024 at a total fair value of $1.6 million. The Company issued 363,617 restricted stock awards that vested immediately on November 15, 2023 at a total fair value of $0.3 million. The remaining restricted stock awards issued in 2023 either vested in 2024 or vest over the next two years provided the award holder is still employed or engaged by the Company. As of December 31, 2024, the Company had less than $0.1 million of unrecognized compensation expense related to restricted stock awards which will be recognized over the next two years.

A total of 3,500 restricted stock awards expired or were forfeited in the year ended December 31, 2024 (2023 - 174,304).

STOCK APPRECIATION RIGHTS ("SARs")

SARs grant a right to receive, upon exercise thereof, the excess of the fair market value of one common share on the date of exercise over the grant price of the SAR. The grant price of a SAR shall not be less than 100% of the fair market value of a common share on the date of the grant. SARs generally vest over a period of zero to three years and have a term of ten or eleven years. The SARS granted by the Company to date are only payable in the Company's common shares and have no cash payments options.

On August 14, 2024, the Company granted 1,603,984 and 534,661 SARs to its Chief Executive Officer and Chief Financial Officer, respectively, which was approved by a majority of the Company's shareholders at the Company's annual meeting held on August 14, 2024. The fair value of the SARs at August 14, 2024 was determined using a Monte Carlo simulation incorporating Brownian motion with 100,000 trials through a binomial model. The significant inputs to the valuation include an 11-year term to maturity, the Company's closing share price at August 14, 2024 ($0.91), estimated volatility (110%) based on the Company's common share and comparable companies' historical volatilities, and risk-free rate of 3.8% to discount the ending result to present value. The valuation also includes a derived service period, which is the median time to vest, as calculated by the model. This derived service period inherently contains some degree of estimation uncertainty.

On December 15, 2024, the Company granted 440,000 SARS to officers, directors, employees and consultants of the Company pursuant to the 2022 Plan. The fair value of the SARS at December 15, 2024 was determined using a Black Scholes pricing model with the following assumptions: the $1.30 price of the Company's common shares; expected dividend yield of 0%; expected volatility of 110% based on the Company's common share and comparable companies' historical volatilities; risk-free interest rate of 4.35% and an expected life of 10.0 years.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

Information relating to SARs outstanding as at December 31, 2024 and December 31, 2023:

	SARs Outstanding
	Number of SARS (in thousands)	Grant date average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding balance, December 31, 2023	-	$-
Granted	2,579	$0.98
Outstanding balance, December 31, 2024	2,579	$0.98	10.15	$866
Exercisable balance, December 31, 2024	841	$1.12	10.07	$866

The total expense related to the SARs in the year ended December 31, 2024 was $1.1 million (2023 - $nil). This expense is included in the share based compensation line on the consolidated statements of loss and comprehensive loss. For the years ended December 31, 2024 and 2023, there have been no recognized income tax benefits associated with SARs.

There were no SARs exercised for the years ended December 31, 2024 and 2023.

The SARs granted in 2024 will vest in tranches based on the derived service period, ranging from zero to three years, provided that the recipient is still employed or engaged by the Company.

17. WARRANTS

On September 21, 2023, the Company issued 1,369,000 warrants issued as part of the September 2023 unit offering (Note 15). Each warrant permits the holder to purchase one common share of the Company through March 21, 2029 for $2.50. The issue date fair value of the warrants was estimated at $1.1 million using the Black Scholes option pricing model with the following assumptions: expected dividend yield of 0%; expected volatility of 100% based on comparable companies; risk-free interest rate of 4.3% and an expected life of 5.5 years. The resulting grant date fair value of each warrant was $0.82. Additionally, the Company amended the exercise price with respect to 66,245 and 624,995 warrants (Note 15) that were previously issued in the November 2021 and December 2022 (described below) offerings, respectively, from $8.00 per share to $2.50 per share and recorded at $0.2 million gain on these warrant modifications.

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

There were no warrants exercised for the year ended December 31, 2024. The intrinsic value of warrants exercised for the year ended December 31, 2023 was less than $0.1 million. The total fair value of warrants vested during the year ended December 31, 2024 was $nil ($1.3 million in 2023).

For all warrants, common shares are newly issued from available authorized shares upon exercise of awards.

The following tables show warrants outstanding as at December 31, 2024:

	Number of warrants	Weighted average exercise price
	Thousands
Balance, December 31, 2022	961	$24.84
Exercised	(1)	8.00
Cancelled	(691)	8.00
Issued	2,115	2.50
Balance, December 31, 2023	2,384	$9.90
Balance, December 31, 2024	2,384	$9.90

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)
Date of expiry	Warrants outstanding	Exercise price	Grant date fair value	Remaining life in years
	Thousands
November 18, 2026	221	$75.00	$6,729	1.88
November 18, 2027	23	66.00	1,055	2.88
December 8, 2027	25	8.80	149	2.94
September 21, 2028	691	2.50	712	3.73
September 21, 2028	55	2.39	81	3.73
March 21, 2029	1,369	2.50	1,120	4.22
	2,384	$9.90	$9,846	3.82

18. RELATED PARTY DISCLOSURES

Key management personnel compensation

In addition to their contracted fees, directors and officers also participate in the Company's stock option program. Certain executive officers are subject to termination notices of 6 to 24 months and change of control payments (Note 19). Key management personnel compensation is comprised of the following:

Thousands of United States dollars	Year ended December 31, 2024	Year ended December 31, 2023
Directors' and officers' compensation	$847	$1,862
Share-based compensation	2,659	1,577
	$3,506	$3,439

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

As at December 31, 2024, $0.1 million of the above directors' and officers' compensation was included in the trade payables and accrued liabilities (2023 - $0.1 million). These amounts are unsecured, non-interest bearing and due on demand. The share-based compensation amount above for 2023 includes 110,000 common shares to the former Chief Executive Officer of the Company, valued at $0.4 million, that were recorded as share based compensation expense as part of a separation agreement.

Related party transactions

On June 1, 2024, the Company signed a distribution agreement to sell Melo THC Seltzer and Cloud Cola THC drinks with United Beverage Distribution, Inc ("United") - a corporation owned by several employees of the Company, including the Company's CEO, CFO and Executive Director. Under terms of this agreement, the Company will act as distributor and will use commercially reasonable efforts to develop and maintain a market for these products in the US. United will sell the products to the Company in sufficient quantity to meet customer demand at the agreed upon price and will pay the Company a monthly fee for management, sales, marketing and logistics services. As at December 31, 2024, the Company has sold $0.1 million of products from United. The Company has invoiced United $0.1 million for services, of which less than $0.1 million was included in trade payables and accrued liabilities as at December 31, 2024. The Company acquired 100% of United on January 30, 2025. See Note 25.

Prior to its acquisition by the Company, Harmony Health One, a subsidiary of FGH, entered into an Intellectual Property License Agreement with Hampstead Private Capital Limited ("Hampstead") - a corporation controlled by the CEO of the Company and former CEO of FGH. Under the terms of this agreement, Harmony is to pay Hampstead a royalty in the amount of 3.5% of the gross revenues from the sale of Harmony products. No royalty amounts have been recorded by the Company for the years ended December 31, 2024 and December 31, 2023, as there were no sales for the period after the Company acquired FGH.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

Prior to 2023, the Company entered into an agreement with Dr. Manalo-Morgan, a former member of the Company's board of directors, to serve in the additional capacity as Medical Advisor to the Company. In connection with this agreement, Dr. Manalo-Morgan was responsible for developing and identifying medical applications of cannabinoids for the Company for the treatment of various ailments and supporting the Company's public relations efforts and assisting the Company with its media engagements. For these services, the Company paid Dr. Manalo-Morgan $nil and $0.1 million for the years ended December 31, 2024 and December 31, 2023, respectively.

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

Provisions

The Company's current known provisions and contingent liabilities consist of termination benefits and legal disputes.

Thousands of United States dollars	Termination benefits	Legal disputes	Sales tax	Total
Balance as at Decemer 31, 2022	$183	$3,030	$1,831	$5,044
Payments/settlements	(183)	(98)	-	(281)
Additional provisions	-	8	707	715
Foreign currency translation	-	22	-	22
Balance as at December 31, 2023	-	2,962	2,538	5,500
Payments/settlements	-	(7)	(475)	(482)
Additional provisions	-	1,190	632	1,822
Foreign currency translation	-	96	-	96
Balance as at December 31, 2024	$-	$4,241	$2,695	$6,936

The legal disputes from 2024 relate to the settlement of a contractual dispute involving the Company. It involves a former shareholder of ACA Mueller, an entity that was part of the Company's acquisition of FGH in December 2022, who filed a statement of claim against a wholly owned subsidiary of the Company in the Constance Regional Court in Germany. In March 2024, the Constance Regional Court in Germany ordered the Company to pay the plaintiff $3.0 million plus interest thereon at a rate of 5% above the prime rate since September 6, 2020 in addition to 83% of the legal fees. The Company has since filed an appeal. While the Company believes that this claim is without merit, at this time the Company believes it is probable that a liability has been incurred and the Company is able to reasonably estimate the loss of $4.2 million, including $1.2 million of interest accrued in the year ended December 31, 2024. As a result, without acknowledgement (explicitly or implicitly) of any amount of liability arising from this claim, the Company recognized a provision of $4.2 million to reflect the value of the claim. This dispute is covered under an indemnification agreement between the Company and the former Chief Executive Officer and shareholder of FGH. The Company intends to vigorously defend itself through appropriate legal proceedings. The $4.2 million is recorded within contingencies and within indemnification receivables on the consolidated statements of financial position and $nil (2023- $nil) is recorded as expense on the consolidated statements of loss and comprehensive loss.

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

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

The Sales tax relates to estimated amounts owed to certain jurisdictions in the Unites States for sales from the Company's JustCBD operations. The opening balance was acquired during the February 24, 2022 acquisition of JustCBD, with additional provision for estimated amounts due on sales subsequent to the acquisition. The ending balance is recorded within contingencies on the consolidated statement of financial position, and additions to the provision as a reduction of revenue on the consolidated statements of loss and comprehensive loss.

For the sales tax provision and 2024 matters with accruals recorded as discussed above, it is at least reasonably possible that a change in the estimated liability could occur in the near term. Such changes in the Company's judgment could continue to change until the matters are ultimately resolved.

On April 30, 2024, a group representing the sellers of Just Brands LLC to Flora in February 2022 brought an action against the Company in the United States District Court for the Southern District of New York claiming that the Company failed to promptly issue additional shares in accordance with a specific formula set forth in the securities purchase agreement after the two-year anniversary of the closing, which occurred on February 24, 2024. The plaintiffs claim that they are entitled to 182,889 common shares and $38.0 million to complete the acquisition of Just Brands LLC. The Company has assessed the claims and concluded that it is probable that a liability has been incurred and that the Company is able to reasonably estimate the loss based on the fair value of 632,484 common shares of the Company. As at December 31, 2024, this value is $0.7 million and has been recorded in the contingent purchase considerations on the consolidated statement of financial position.

Legal proceedings

The Company records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and where liability is probable. The Company is engaged from time-to-time in various legal proceedings and claims that have arisen in the ordinary course of business. The outcome of all the proceedings and claims against the Company is subject to future resolution, including the uncertainties of litigation. Based on information currently known to the Company and after consultation with outside legal counsel, management believes that the probable ultimate resolution of any such proceedings and claims, individually or in the aggregate, will not have a material adverse effect on the financial condition of the Company, taken as a whole as at December 31, 2024.

On November 1, 2023, Just Brands filed an Emergency Complaint for Declaratory Judgment and Injunctive Relief in the Southern District of Florida against the Florida Department of Agriculture and Consumer Services (the "Department") stemming from stop sale orders issued by the Department whereby the Department prohibited Just Brands from selling and moving most of its products. Relying on Florida Statute Section 581.217, which includes the definition of "attractive to children," the Department determined Just Brand's product could not be sold or moved because the products were manufactured in the shape of humans, cartoons, or animals; in a form that bears a reasonable resemblance to an existing candy product; and containing color additives. The court ruled in favor of the Department and that Order was being appealed to the Eleventh Circuit Court of Appeals. Since then, the Department has initiated an Administrative Action claiming Just Brands moved product outside the State of Florida in violation of the stop sale orders. The statute provides for a penalty of up to $5,000 per violation. The Department sought to assess penalties on what they claimed to be a total of 215,154 violations (one for each package). The Company disputed the Department's claim and vigorously defended against this action. The total cost of inventory impacted by the stop sale orders was $1.9 million. On May 7, 2024, Just Brands and the Department agreed to a settlement and general release, whereby Just Brands will remove the products subject to the stop sales orders from the state of Florida, pay the Department $60,500 to reimburse the Department's attorney's fees, and accept a five-year revocation of its food permit in the state of Florida. By signing the release, Just Brands waived, settled and released all claims it had or might have against the Department. Similarly, on June 27, 2024, Just Brands and the Department agreed to a settlement and general release, whereby High Roller will remove the products subject to the Stop Sales Orders from the state of Florida, destroy products containing controlled substances, pay the Department $5,000 to reimburse the Department's attorney's fees, and accept a two-year suspension of the manufacture, distribution and sale of gummy hemp extract products in the state of Florida. By signing the release, High Roller waived, settled and released all claims it had or might have against the Department..

On May 31, 2023, Maria Beatriz Fernandez Otero and Sara Cristina Jacome De Torres brought an action against the Company in the Ontario Superior Court of Justice claiming that the Company is obligated to issue 500,000 common shares (pre-splits) each for a purchase price of $0.05 per share. The plaintiffs claim that they are entitled to such shares as compensation for alleged consulting services performed. The Company disputes their claim and intends to vigorously defend against this action. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of December 31, 2024.

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

On May 31, 2023, Ramon Ricardo Castellanos Saenz and Miriam Ortiz brought an action against the Company in the Ontario Superior Court of Justice claiming that the Company is obligated to issue 1,500,000 common shares (pre-splits) each for a purchase price of $0.05 per share. The plaintiffs claim that they are entitled to such shares as compensation for alleged consulting services performed. The Company disputes their claim and intends to vigorously defend against this action. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of December 31, 2024.

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

On February 3, 2023, an action was brought in the Ontario Superior Court of Justice by Nathan Shantz and Liberacion e Inversiones S.A. against various parties including Clifford Starke, the Company's current CEO and FGH's former Chief Executive Officer, and FGH. The statement of claim alleges that, prior to the closing of the Arrangement, 8,831,109 FGH shares purportedly owned by the plaintiffs were wrongfully transferred to third parties, in part through alleged unauthorized steps taken by Mr. Starke. Plaintiffs seek, among other things, a declaration that they are the rightful owners of the shares or, in the alternative, damages. Against FGH, they claim a declaration that, by virtue of the alleged unauthorized transfer of shares, FGH acted oppressively and seek damages in the amount of $4.0 million. The defendants have brought motions to stay the proceedings on the grounds that the Ontario court lacks jurisdiction over the claim. In the event FGH should incur any losses in connection with this matter, such losses are to be indemnified by Mr. Starke subject to the maximum threshold of the indemnity agreement. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of December 31, 2024.

The total amount claimed against the former entities of FGH currently exceeds the maximum $5.0 million of the indemnification agreement. However, the Company is estimating the likelihood of loss in these cases will not exceed $4.2 million.

Management contracts

The Company is party to management contracts with certain of its executive officers. As at December 31, 2024, these contracts would require payments totaling approximately $1.0 million to be made in the event that such executive officers are terminated (i) "without cause" or (ii) within twelve months following a "change in control" (as such terms are defined in the management contracts). The Company is also obligated to make payments to certain individuals upon termination "without cause" of approximately $1.0 million pursuant to the terms of these contracts. As a triggering event has not taken place, these amounts have not been recorded in these consolidated financial statements.

20. INCOME TAXES

The components of the income tax provision include the following. As the Company is domiciled in Canada, the Federal caption below represents the provision amount for Canada.

Thousands of United States dollars	For the year ended December 31, 2024	For the year ended December 31, 2023
Current
U.S. federal	$-	$17
U.S. state	3	5
Foreign	-	103
Total current tax expense	$3	$125

Deferred
Canada	$-	$(1,767)
Foreign	(180)	14
Total deferred tax expense	$(180)	$(1,753)

Total income tax benefit	$(177)	$(1,628)

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

The reconciliation of the combined Canadian federal and provincial statutory income tax rate of 26.5% for the year ended December 31, 2024 and 2023 to the effective rate is as follows. As the Company is domiciled in Canada, the reconciliation is to the Company's home country income tax rate rather than the applicable statutory rates in the United States. The statutory tax rate as of December 31, 2024 in other countries relevant to the Company's subsidiaries include the following: United States 21%, Germany 27.73%, Denmark 22%, Australia 25%, and United Kingdom 19%.

	For the year ended December 31, 2024	For the year ended December 31, 2023
Statutory Canadian rate	26.5%	26.5%

Earnings in jurisdictions taxed at different rates	-0.2%	-1.3%
Impairments	-0.7%	-1.9%
Stock based compensation	-4.7%	-0.8%
Loss on investments	0.0%	-3.0%
Valuation allowance	-6.2%	-23.8%
Other permanent items	-1.7%	1.3%
Prior year adjustments, change in tax rates	-11.9%	6.4%
	1.1%	3.4%

The Components of the Company's deferred income tax assets and liabilities at December 31, 2024 and 2023 are as follows:

Thousands of United States dollars	2024	2023
Deferred tax assets
Non-capital loss carryforwards	$21,635	$19,725
Share issuance costs	687	847
Unrealized gains (losses) on investments	2,973	5,858
Right of use assets	327	287
Fixed assets	85	77
Intangible assets	841	718
Goodwill	7,106	7,747
Sec 174 - R&D expense	359	263
Other	571	564
Accrued sales tax	547	-
Allowance for doubtful accounts	143	64
Gross deferred tax assets	35,274	36,150
Valuation allowance	(35,274)	(36,150)
Total net deferred tax assets	-	-

Deferred tax liabilities
Intangible assets	800	-
Other accruals	56	-
Total deferred tax liabilities	856	-

Net deferred tax liabilities	$(856)	$-

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

Deferred taxes are a result of temporary differences that arise due to the differences between the income tax values and the carrying values of assets and liabilities. The Company's deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on the tax loss carryforwards from operations in various jurisdictions. Current evidence does not suggest the Company will realize sufficient taxable income of the appropriate character within the carryforward period to allow the Company to realize the deferred tax benefits. If the Company were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and income tax expense.

The Company asserts that the earnings of its foreign subsidiaries (outside Canada) will be indefinitely reinvested in those subsidiaries and earnings will not be repatriated. The Company may need to accrue and pay taxes if those earnings were repatriated to Canada.

Unused loss carryforwards in Canada totaling $58.2 million expire beginning 2037. Unused loss carryforwards in Columbia totaling $0.8 million in Colombia expire beginning 2031. Unused loss carryforwards in the United States totaling $17.5 million have an indefinite carryforward period. Unused loss carryforwards in Denmark totaling $5.7 million have an indefinite carryforward period. Unused loss carryforwards in Germany of $1.2 million have an indefinite carryforward period. Unused loss carryforwards in the United Kingdom of $1.1 have an indefinite carryforward period. Deferred tax assets have not been recognized for legal entities where it is not probable that future taxable profit will be available against which the Company can use the benefits. Tax attributes are subject to review, and potential adjustment, by tax authorities. The tax years that remain subject to examination by significant tax jurisdictions of the Company as of December 31, 2023 are as follows: Canada 2019 to 2022, United States 2020 to 2023, Colombia 2019 to 2022, Germany 2018 to 2022, Denmark 2019 to 2022, and United Kingdom 2021 to 2022.

The amount of current income tax expense for the year ended December 31, 2024 was less than $0.1 million and deferred income tax benefit was $0.2 million within the consolidated statements of loss and comprehensive loss. The amount of current income tax expense recorded for the year ended December 31, 2023 was $0.1 million and deferred income tax benefit was $1.8 million.

The Company had no unrecognized income tax benefits because of uncertain income tax positions for the years ended December 31, 2024 and 2023.

21. LOSS PER SHARE

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive as the Company has a net loss for each period presented:

Thousands of securities	December 31, 2024	December 31, 2023
Stock options	21	49
Warrants	2,384	2,384
Restricted stock awards	13	391
Stock appreciation rights	841	-
JustCBD potential additional shares to settle contingent consideration	632	632
Total anti-dilutive	3,891	3,456

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

22.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

Fair value

The Company's financial instruments measured at amortized cost as at December 31, 2024 and December 31, 2023 consist of cash, restricted cash, trade and amounts receivable, trade payables, contingencies, accrued liabilities, contingent purchase consideration liabilities, lease liabilities, and debt and loans payable. The amounts reflected in the consolidated statements of financial position approximate fair value due to the short-term maturity of these instruments.

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

The Company's long-term investments require significant unobservable inputs and as discussed at Note 9, are measured at FVPL and as a Level 3 fair value financial instrument within the fair value hierarchy as at December 31, 2024. The Company's contingent purchase considerations consist of the estimated fair value of contingent purchase consideration from the acquisitions of JustCBD in February 2022 and Original Hemp in March 2023. The amount for JustCBD is measured at FVPL as a Level 2 fair value financial instrument within the fair value hierarchy as at December 31, 2024. The fair value was determined using a simplified calculation which took the expected shares to be issued (632,484) multiplied by the Company's closing share price at December 31, 2024 ($1.03).  The amount for Original Hemp are measured at FVPL as a Level 3 fair value financial instrument within the fair value hierarchy as at December 31, 2024. The fair value was determined using discounted cash flow models utilizing two different rates, high (25.5%) and low (20.3%), to estimate the present value of the future cash outflows. As valuations of investments for which market quotations are not readily available are inherently uncertain, may fluctuate within short periods of time and are based on estimates, determination of fair value may differ materially from the values that would have resulted if a ready market existed for the investments. Such changes may have a significant impact on the Company's financial condition or operating results.

The following tables present information about the Company's financial instruments and their classifications as at December 31, 2024 and 2023 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Fair value measurements at December 31, 2024 using:
Thousands of United States Dollars	Level 1	Level 2	Level 3	Total
Financial assets:
Investments (Note 9)	$-	$-	$-	$-

Financial liabilities:
Contingent purchase consideration from business combinations	$-	$651	$184	$835

Fair value measurements at December 31, 2023 using:
Thousands of United States Dollars	Level 1	Level 2	Level 3	Total
Financial assets:
Investments (Note 9)	$-	$-	$-	$-

Financial liabilities:
Contingent purchase consideration from business combinations	$-	$854	$241	$1,095

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

The $0.1 million change in the Level 3 contingent purchase consideration from the Original Hemp acquisition was recorded as a loss in the changes in financial instruments fair value on the consolidated statements of operations and comprehensive loss.

Risk management overview

The Company has exposure to credit, liquidity and market risks from its use of financial instruments. This note provides information about the Company's exposure to each of these risks, the Company's objectives, policies and processes for measuring and managing risk. Further quantitative disclosures are included throughout these consolidated financial statements.

Credit risk

Credit risk is the risk of financial loss to the Company if a counterparty to a financial instrument fails to meet its contractual obligations and arises principally from the Company's trade and other receivables, loans receivable and cash held with banks and other financial intermediaries.

The carrying amount of the cash, restricted cash, trade and amounts receivables, and indemnification receivable represents the maximum credit exposure as presented in the statement of financial position.

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

The Company held cash and restricted cash of $6.1 million as at December 31, 2024 (2023 - $4.4 million), of which, $6.1 million (2023 - $4.4 million) is held with large financial institutions and national central banks. The remaining cash amount of less than $0.1 million cash (2023 - less than $0.1 million) are held with financial intermediaries in the United States, Canada, Germany, Denmark and United Kingdom. The Company has assessed no significant increase in credit risk from initial recognition based on the availability of funds, and the regulatory and economic environment of the financial intermediary. As a result, the loss allowance recognized during the period was limited to twelve months of expected credit losses. Based on historical information, and adjusted for forward-looking expectations, the Company has assessed an insignificant loss allowance on these cash and restricted cash balances as at December 31, 2024 and 2023.

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

As at December 31, 2024, the Company had the following monetary assets and liabilities denominated in foreign currencies:

	CAD	GBP	EUR	AUD
Thousands of foreign currencies
Cash	245	6	1,150	67
Amounts receivable	70	43	1,425	11
Trade payables	(1,781)	(72)	(889)	(27)
Accrued liabilities	(300)	(116)	(13)	(178)
Lease liability	-	(30)	(476)	(166)
Long term debt	-	-	(2,004)	-
Net carrying value	(1,766)	(169)	(807)	(293)

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

As at December 31, 2023, the Company had the following monetary assets and liabilities denominated in foreign currencies:

	CAD	GBP	EUR
Thousands of foreign currencies
Cash	536	35	297
Amounts receivable	527	125	1,688
Trade payables	(1,156)	(22)	(838)
Accrued liabilities	(25)	(69)	(16)
Lease liability	-	(41)	(86)
Long term debt	-	-	(1,750)
Net carrying value	(118)	28	(705)

Monetary assets and liabilities denominated in Canadian dollars, British pounds, euros and Australian dollars are subject to foreign currency risk. The Company has estimated that as at December 31, 2024, the effect of a 10% increase or decrease in Canadian dollars, British pounds, euros and Australian dollars against the Unites States dollar on financial assets and liabilities would result in an increase or decrease of approximately $0.2 million (December 31, 2023 - $0.4 million) to net loss and comprehensive loss. Subsequent to December 31, 2024 and through the date of issuance of these financial statements, the exchange rates remained within the 10% range discussed above, and the Company does not expect significant changes in unsettled transactions from December 31, 2024.

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

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with its financial liabilities. The Company's financial liabilities consist of trade payables and accrued liabilities, debt, and lease liabilities as presented on the statement of financial position. The Company had cash and restricted cash as presented on the statement of financial position. As discussed in Note 13, the Company has 0.4 million Euros ($0.4 million USD) available on credit facilities through one of its German subsidiaries as of December 31, 2024. The Company has no other available credit lines of facilities to draw borrowings from should additional liquidity be needed. The Company's policy is to review liquidity resources and ensure that sufficient funds are available to meet financial obligations as they become due. Further, the Company's management is responsible for ensuring funds exist and are readily accessible to support business opportunities as they arise.

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

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

23.  CAPITAL MANAGEMENT

The Company considers the aggregate of its common shares, options, SARs, warrants and borrowings as capital. The Company's capital management objective is to ensure sufficient resources are available to meet day to day operating requirements and to safeguard its ability to continue as a going concern to provide returns for shareholders and benefits for other shareholders.

The Company's capital management objectives were being met in 2024 primarily from the use of cash balances from the 2022, 2023 and 2024 issuances of common shares and warrants and generating revenue in 2024 from the Company's reportable segments as presented in Note 24.

The Company's officers and senior management take full responsibility for managing the Company's capital and do so through quarterly meetings and regular review of financial information. The Company's Board of Directors is responsible for overseeing this process.

The Company is not subject to any external capital requirements. As at December 31, 2024, there were no changes in the Company's approach to capital management.

24.   SEGMENTED INFORMATION

The Company reports its financial results for the following two operating segments, which are also its reportable segments: commercial and wholesale (primarily the Phatebo and TruHC subsidiaries), which sell pharmaceutical products, and house of brands (primarily JustCBD and Vessel subsidiaries), which sells a mix of products across multiple categories including food and beverage, cannabis accessories and technology, personal care and wellness. TruHC, acquired in April 2024, is included in commercial and wholesale, while, AV, acquired in June 2024, is included in house of brands. These segments reflect how the Company's operations are managed, how the Company Chief Executive Officer, who is the chief operating decision maker, allocates resources and evaluates performance, and how the Company's internal management financial reporting is structured. The chief operating decision maker uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the segment or into other parts of the Company, such as for acquisitions. Net income is used to monitor actual results versus budget and prior year, which is used to assess the performance of the segment.

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

The Company's operates its manufacturing and distribution business within its United States, Germany and Australia subsidiaries. Management has defined the reportable segments of the Company based on this internal business unit reporting, which is by major product line, and aggregates similar businesses into the house of brands segment below. The Corporate segment reflects balances and expenses that do not directly influence business unit operations and includes the Company's long-term investments. The eliminations represent sales within the house of brands segment.

In 2024 and 2023, the Company did not have sales to a single customer exceeding 10% of its consolidated revenue.

The following table shows information regarding the Company's segments for the year ended December 31, 2024.

	Commercial & Wholesale	House of Brands	Corporate & Eliminations	Total

Revenue	$35,865	$27,704	$(4,064)	$59,505
Cost of sales	33,755	17,317	(4,064)	47,008
Gross profit	2,110	10,387	-	12,497
Consulting and management fees	2,717	5,567	1,377	9,661
Promotion and communication	-	3,957	1,341	5,298
Share based compensation	270	-	2,509	2,779
Depreciation and amortization	524	244	-	768
Impairment expense	32	2,205	-	2,237
Changes in financial instruments fair value	-	(57)	(202)	(259)
Interest expense, net	110	68	35	213
Other segment items (1)	952	4,226	2,706	7,884
Net loss before income taxes	(2,495)	(5,823)	(7,766)	(16,084)
Income taxes	(134)	(43)	-	(177)
Net loss from continuing operations	$(2,361)	$(5,780)	$(7,766)	$(15,907)

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

The following table shows information regarding the Company's segments for the year ended December 31, 2023.

	Commercial & Wholesale	House of Brands	Corporate & Eliminations	Total

Revenue	$38,262	$44,602	$(6,793)	$76,071
Cost of sales	36,044	29,082	(6,793)	58,333
Gross profit	2,218	15,520	-	17,738
Consulting and management fees	2,507	7,288	2,081	11,876
Promotion and communication	-	4,688	22	4,710
Share based compensation	-	-	1,591	1,591
Depreciation and amortization	857	1,478	-	2,335
Impairment expense	9,214	30,293	-	39,507
Interest expense, net	93	11	(12)	92
Changes in financial instruments fair value	-	(964)	(1,027)	(1,991)
Other segment items (1)	(196)	4,122	3,989	7,915
Net loss before income taxes	(10,257)	(31,396)	(6,644)	(48,297)
Income taxes	(1,650)	3	19	(1,628)
Net loss from continuing operations	$(8,607)	$(31,399)	$(6,663)	$(46,669)

(1) Other segment items include professional fees, general and administrative, travel expenses, research and development, operating lease expense, bad debt expense, other expenses (net), and foreign exchange loss (income).

Other significant items:

	Commercial & Wholesale	House of Brands	Corporate	Consolidated
2024
Purchases of property, plant and equipment and other assets	$40	$94	$-	$134
Total assets	14,642	7,422	4,163	26,227

2023
Purchases of property, plant and equipment and other assets	$54	$17	$92	$163
Total assets	9,096	11,608	2,922	23,626

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

Disaggregation of net sales and net loss before income taxes by geographic area:

	December 31, 2024	December 31, 2023
Net Sales
United States	$22,241	$36,536
Germany	35,865	38,262
United Kingdom	728	1,273
Australia	671	-
	$59,505	$76,071

	December 31, 2024	December 31, 2023
Net Loss Before Income Taxes
United States	$(4,580)	$(31,013)
Germany	(2,495)	(10,258)
Canada	(7,767)	(6,662)
Australia	(689)	-
United Kingdom	(553)	(364)
	$(16,084)	$(48,297)

Disaggregation of property, plant and equipment and other long-lived assets by geographic area:

	December 31, 2024	December 31, 2023
Property, Plant and Equipment
United States	$91	$354
Germany	182	493
Australia	39	-
	$312	$847

	December 31, 2024	December 31, 2023
Other Long-lived Assets
United States	$780	$1,140
Germany	5,133	-
Australia	99	-
United Kingdom	-	89
Canada	140	186
	$6,152	$1,415

	December 31, 2024	December 31, 2023
Total Assets
United States	$6,706	$11,094
Germany	14,642	9,096
Australia	470	-
United Kingdom	246	514
Canada	4,163	2,922
	$26,227	$23,626

25.  SUBSEQUENT EVENTS

ACQUISITION OF UNITED

On January 30, 2025, the Company and United, a South Dakota corporation, entered into a Share Purchase Agreement (the "Share Purchase Agreement") pursuant to which the Company purchased 100% of the issued and outstanding common shares of United (the "United Common Shares"), a distributor of cannabis-infused drinks (the "Transaction").

Flora Growth Corp. Notes to the consolidated financial statements For the years ended December 31, 2024 and 2023 (United States dollars, except shares and per share amounts)

Under the terms of the Share Purchase Agreement, Flora agreed to purchase the United Common Shares from the group of sellers listed in the Share Purchase Agreement (the "Sellers"), which included Clifford Starke and Sammy Dorf, each of whom are directors of Flora (the "Flora Directors"), and Flora's chief financial officer, Dany Vaiman (together with the Flora Directors, the "Flora Insiders") for (i) 923,744 shares of common stock of Flora (the "Flora Shares"), representing 4.99% of the outstanding shares of common stock of Flora as of January 30, 2025, issued to the Sellers who are not Flora Insiders and (ii) promissory notes with five year maturities that accrue interest at a rate of 6% per annum in an aggregate principal amount of $2.8 million issued to the Sellers (the "Notes").  The Share Purchase Agreement contains standard representations, warranties, covenants, and indemnity provisions, and its terms were unanimously approved by the disinterested directors of the Company.

Due to the timing of the closing of this transaction, purchase accounting is incomplete. The Company is evaluating the potential effects of this acquisition on the financial statements. The acquisition will be accounted for in accordance with Accounting Standards Codification ("ASC") Topic 805, "Business Combinations".

INSOLVENCY OF CERTAIN CANADIAN AND GERMAN SUBSIDIARIES

On March 14, 2025, each of Franchise Global Health Inc., Franchise Cannabis Corp., CBDMed Therapeutics Inc., Harmony Health One Inc., 1200325 B.C. Ltd., and Fayber Technologies Inc. (collectively, the “Canadian insolvent entities”) made a voluntary assignment in bankruptcy pursuant to section 49 Bankruptcy and Insolvency Act (Canada) in the appropriate Canadian jurisdictions. On March 17, 2025, ACA Mueller ADAG Pharma Vertriebs GmbH, Sativa Verwaltungs GmbH, and Sativa Verwaltungs GmbH and Co. KG (together “the German insolvent entities”) each made filings for insolvency proceedings under German insolvency laws in Kontanz, Germany. Each of the Canadian insolvent entities and the German insolvent entities was a direct or indirect subsidiary of the Company and was part of the Company’s acquisition of FGH in December 2022. The Company supported the insolvencies as part of ongoing strategic changes to cut costs and streamline operations. As of December 31, 2024, the combined total assets of the Canadian insolvent entities and German insolvent entities was $4.4 million and the combined net loss for the period ending December 31, 2024 was $1.3 million.

OTHER

On February 25, 2025, the Company was notified by Nasdaq that it was not in compliance with the minimum bid price requirement of $1.00 per share for 30 consecutive business days as set forth in Rule 5550(a)(2) of the Nasdaq Listing Rules (the "Minimum Bid Price Requirement"). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq provided a 180-calendar day period following the date of the notice to regain compliance. For the Company, this date is August 25, 2025. To regain compliance with the Minimum Bid Price Requirement, the Company is required to maintain a minimum closing bid price of $1.00 or more for at least 10 consecutive trading days.

In the event the Company does not regain compliance, the Company may be eligible for additional time. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and the regulations promulgated thereunder) as of December 31, 2024 (the "Evaluation Date"). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control-Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on such assessment, our management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2024, there were no changes in the Company's internal control over financial reporting that materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors & Executive Officers

The names of our current directors and executive officers and their respective ages, positions, biographies are set forth below.

Name and Place of Residence	Position	Age
Executive Officers:
Clifford Starke Panama	Chief Executive Officer and Director	41
Sammy Dorf Florida, USA	Executive Chairman and Director	40
Dany Vaiman Ontario, Canada	Chief Financial Officer	39
Non-Employee Directors:
Edward Woo British Columbia, Canada	Director(1)	46
Harold Wolkin Ontario, Canada	Director(1)	73
Manfred Leventhal Ontario, Canada	Director(1)	73

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

Sammy Dorf, Executive Chairman and Director: Mr. Dorf is Co-Founder and former Chief Growth Officer of Verano Holdings Corp. ("Verano")  - a vertically integrated United States cannabis company with revenues exceeding $925 million as per the latest annual reporting period. He was with Verano from October 2015 to March 2024. From November 2023 to the present, he has been the founder of Dreamlife Consulting. He was instrumental in Verano's growth; his achievements include raising capital, securing more than 40 licenses across 14 states, and building its operations in markets such as Illinois, Maryland, Nevada, Pennsylvania, and Ohio. A criminal defense attorney turned cannabis entrepreneur; he has had a key role in many deals in the cannabis space. Mr.  Dorf was inducted into the High Times 100. The award was created by High Times, a cannabis publication to celebrate the remarkable strides and efforts of the men and women currently influencing and actively shaping the business, technology, science, health, and innovation in cannabis today.

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

Harold Wolkin, Director: Mr. Wolkin brings over 30 years of progressive experience in the finance sector, having held significant roles in investment banking, including positions at BMO Capital Markets and Dundee Capital Markets. He has an extensive background and expertise in the areas of financial strategy and governance. Mr. Wolkin currently serves on the boards of several publicly listed companies. He is the Audit Committee Chair at Baylin Technologies Inc. (TSX: BYL), the Lead Independent Director and Audit Committee Chair at Cipher Pharmaceuticals (TSX: CPH), and Chairman of Femto Technologies Inc. (Nasdaq: BCAN). Mr. Wolkin has also made notable contributions to the financial community as a past President of the CFA Society Toronto, and he has been a member of the Chartered Financial Institute since 1980, holding the Chartered Financial Analyst (CFA) designation. Mr. Wolkin holds a Bachelor of Arts in Economics from York University and a Master of Arts in Economics and Finance from the University of Toronto. He is also a graduate and member of the Institute of Corporate Directors, further underscoring his commitment to excellence in corporate governance.

Manfred Leventhal, Director: Mr. Leventhal is an accomplished executive with over 20 years of experience driving growth, strategy, and governance in small to mid-cap companies. He is a seasoned board member having a proven track record of success in corporate finance, strategy, and leadership. As the Canadian Director, from 2015 to 2022, for the real estate investment company, Hagshama Fund Ltd., Mr. Leventhal oversaw the company's project acquisition and development in Canada. He was the Chairman and a director, from 2017 to 2022 of the oil exploration company, Genesis Petrocorp Ltd. Where he oversaw the company's growth and expansion initiatives. Mr. Leventhal holds a CPA & CGA (Ontario, Canada) designation and a Bachelor of Commerce from the University of The Witwatersrand, Johannesburg, South Africa where he majored in applied economics.

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

To the Company's knowledge, all transactions required to be reported pursuant to Section 16(a) for the year ended December 31, 2024 were timely reported by the Company's directors, officers and persons who own more than 10% of a registered class of the Company's equity securities.

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

Board of Directors Leadership Structure

The Company is led by Mr. Starke, who has served as Chief Executive Officer since June 2023. Mr. Dorf has served as the Company's Executive Chairman since December 2024.

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

Director Independence. Our Board of Directors undertook a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our Board of Directors has determined that the Board of Directors meets independence standards under the applicable rules and regulations of the SEC, the listing standards of Nasdaq and National Instrument 52-110 - Audit Committees ("NI 52-110"). The Board of Directors has affirmatively determined that the following Directors are "independent" as defined in the listing standards of Nasdaq and under National Instrument 58-101 - Disclosure of Corporate Governance Practices ("NI 58-101"): Edward Woo, Harold Wolkin and Manfred Leventhal. The Board of Directors has also determined that Clifford Starke and Sammy Dorf are not "independent" as defined in the listing standards of Nasdaq and under NI 52-110. In making these determinations, our Board of Directors considered the current and prior relationships that each director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our Common Shares by each director, and the transactions involving them described in the section titled "Certain Relationships and Related Party Transactions." While our Board of Directors has appointed Mr. Dorf as lead Director and Executive Chairman of the Board of Directors, the breadth and depth of experience of the independent Directors as a whole provides the Board of Directors with important leadership qualities. All Directors, including independent Directors, are invited to openly provide their thoughts and opinions. The Board of Directors does not take any specific steps to provide leadership for its independent Directors.

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

Orientation and Continuing Education. The Nominating and Corporate Governance Committee is responsible for the onboarding of new directors and the continuing education of existing directors. Pursuant to its charter, the Nominating and Corporate Governance Committee develops and annually reviews orientation and education programs for new directors and provides ongoing education for all directors. Upon joining the Board of Directors, each director is provided with an orientation package regarding the role of the Board of Directors, its committees and its directors, and the nature and operation of the Company's current and past business. They are also provided with a copy of the Code of Conduct and Ethics, the Audit Committee Charter and the Nominating and Corporate Governance Charter. The Board of Directors encourages directors to participate in continuing education opportunities in order to ensure that the directors maintain or enhance their skills and abilities as directors, and maintain a current and thorough understanding of the Company's business.

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

The table below provides current committee membership information:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Harold Wolkin	Chair	X	Chair
Edward Woo	X	Chair	X
Manfred Leventhal	X	X	X

Committee Meetings. Each committee member had 100% attendance at all committee meetings held in 2024.

Audit Committee.  We have a standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is responsible for, among other things:

  appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;
  discussing with our independent registered public accounting firm their independence from management;
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
  reviewing our policies on risk assessment and risk management;
  reviewing related person transactions; and
  establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

The Audit Committee is composed of Messrs. Harold Wolkin, Edward Woo and Manfred Leventhal with Mr. Wolkin serving as chair. Mr. Wolkin, Mr. Leventhal and Mr. Woo each qualify as an "audit committee financial expert" as such term has been defined in Item 407(d)(5) of Regulation S-K. All Audit Committee members, as well new expected members, are "financially literate" as defined in NI 52-110. Our Board of Directors has affirmatively determined that Messrs. Wolkin, Leventhal and Woo each meet the definition of "independent director" for purposes of serving on the Audit Committee under the Nasdaq rules, the independence standards under Rule 10A-3 of the Exchange Act and under NI 52-110. Both our independent registered public accounting firm and management personnel periodically meet privately with our Audit Committee.

Our Board of Directors has adopted a written charter for the Audit Committee.

The Report of the Audit Committee, which is set forth in this Annual Report, further describes the Audit Committee's responsibilities and its recommendation with respect to our audited consolidated financial statements for the year ended December 31, 2024.

Compensation Committee. Our Compensation Committee is responsible for, among other things:

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
  making recommendations to our Board of Directors regarding the compensation of our directors; and
  retaining and overseeing any compensation consultants.

The Compensation Committee is composed of Harold Wolkin, Manfred Leventhal and Edward Woo, with Mr. Woo serving as chair. Our Board of Directors has affirmatively determined that Messrs. Wolkin, Leventhal and Woo each meet the definition of "independent director" for purposes of serving on the Compensation Committee under the Nasdaq rules, the independence standards under Rule 10A-3 of the Exchange Act and under NI 58-101. Each member of our Compensation Committee is a non-employee director (within the meaning of Rule 16b-3 under the Exchange Act).

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

The Compensation Committee did not receive any recommendations from any compensation consultants during the 2024 fiscal year.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee is responsible for, among other things:

  identifying individuals qualified to become members of our Board of Directors, consistent with criteria approved by our Board of Directors;
  overseeing succession planning for our executive officers;
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

The Nominating and Corporate Governance Committee is composed of Mr. Wolkin, Mr. Leventhal and Mr. Woo, with Mr. Wolkin serving as chair. Our Board of Directors has affirmatively determined that Messrs. Woo, Wolkin and Leventhal each meet the definition of "independent director" for purposes of serving on the Nominating and Corporate Governance Committee under the Nasdaq rules, the independence standards under Rule 10A-3 of the Exchange Act and under NI 58-101.

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

Communications with the Company and the Board of Directors. All interested parties, including shareholders, may communicate with the Company or our Board of Directors by letter addressed to Flora Growth Corp. Attention: Chief Financial Officer, 3230 W. Commercial Boulevard Suite 180, Ft Lauderdale, Florida 33309, USA.

ITEM 11. EXECUTIVE COMPENSATION

Overview

This section discusses the material components of our executive compensation program for our named executive officers ("Named Executive Officers") during our fiscal years ended December 31, 2024 and December 31, 2023. As a "smaller reporting company," we are required to provide executive compensation information for the following individuals: (i) all individuals who served as the Company's principal executive officer ("PEO"), during the last completed fiscal year, regardless of compensation; (ii) the two most highly compensated executive officers (other than the PEO) who were serving as executive officers of the Company at the end of the last completed fiscal year and whose total compensation was greater than $100,000; and (iii) up to two additional persons who served as executive officers (other than as the PEO) during the last completed fiscal year but were not serving in that capacity at the end of the fiscal year if their total compensation is higher than any of the other two Named Executive Officers in the preceding group.

In 2024, our Named Executive Officers and their positions were as follows:

•    Clifford Starke, our Chief Executive Officer;

•    Sammy Dorf, our Executive Chairman;

•    Dany Vaiman, our Chief Financial Officer.

Summary Compensation Table

The following table sets out the compensation for the Named Executive Officers for the years ended December 31, 2024 and 2023:

Name and Principal Position	Fiscal Year	Salary (US$)(1)	Bonus (US$)(2)	Common Shares Awards (US$)(3)	Stock Appreciation Rights Awards (US$)(4)	Nonequity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)(5)	Total Compensation (US$)
Clifford Starke, Chief Executive Officer	2024	420,000	36,000	1,170,000	1,094,435	-	-	-	2,720,435

	2023	371,233	-	249,167	-	-	-	8,116	628,516
Sammy Dorf, Executive Chairman	2024	20,967	-	325,000	-	-	-	-	345,967

	2023	-	-	-	-	-	-	-	-
Dany Vaiman, Chief Financial Officer	2024	275,000	18,000	-	818,998	-	-	23,806	1,135,804

	2023	243,301	-	113,258	-	-	-	23,452	380,011
Luis Merchan, former Chief Executive Officer	2024	-	-	-	-	-	-	-	-

	2023	433,615	-	495,000	-	-	-	48,120	976,735
Hussein Rakine, former Chief Executive Officer	2024	-	-	-	-	-	-	-	-

	2023	84,615	-	296,400	-	-	-	-	381,015
Matthew Cohen, former General Counsel	2024	-	-	-	-	-	-	-	-

	2023	145,824	60,000	-	-	-	-	31,250	237,074

(1)  Salary amounts represent actual amount of base salary earned by each Named Executive Officer in the applicable year.

(2)  Bonus amounts for 2024 and 2023 represent the actual amount of cash bonuses earned during 2023 and 2024, respectively, under the Company's annual bonus program. All such bonuses have been paid. Refer to "Annual Bonus/Non-Equity Incentive Plan Compensation" below.

(3)  Value based on trading price of the Common Shares on the date of the respective grants. These grants include grants of restricted Common Shares. See "Narrative to the Summary Compensation Table-Equity-Based Compensation-Equity Awards to Named Executive Officers during 2023 and 2024." for information regarding these grants. Mr. Rakine forfeited the share awards granted to him in 2023 upon his resignation.

(4)  Represents the aggregate grant date fair value of stock appreciation rights granted to each Named Executive Officer, calculated in accordance with the binomial simulation valuation model.

(5)  For Messrs. Merchan and Cohen, respectively, in the form of a monthly stipend pursuant to the terms of their respective employment agreements, which included reimbursement payments in connection with health insurance premiums paid during fiscal years 2023 and 2024. Mr. Vaiman's amount includes vacation accrued but not taken for a total of $21,212 as well as health and dental benefits totaling $2,594.

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

Annual Bonus/Non-Equity Incentive Plan Compensation

For 2024 and 2023, our Named Executive Officers were eligible to earn a cash bonus under the Company's annual bonus program based upon achievement of both corporate and individual goals determined by the Board of Directors based on a target percentage of annual base salary.  For 2024, Mr. Starke received a cash bonus of $36,000 and Mr. Vaiman received a cash bonus of $18,000. For 2023, Mr. Cohen received a cash bonus of $60,000.

Equity-Based Compensation

Certain of the Company's Named Executive Officers received grants of stock appreciation rights and grants of restricted Common Shares under the Company's option plan and 2022 Plan during 2023 and 2024.

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

2022 Plan

The 2022 Plan was adopted by the Company following shareholder approval at the Company's 2022 annual meeting (the "Shareholder Approval Date") and amended at the Company's 2023 and 2024 annual meetings.

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

Shares Available for Awards

Under the 2022 Plan, the total number of Common Shares reserved and available for delivery under the 2022 Plan (“Awards”) at any time during the term of the Plan shall be equal to 2,500,000 Common Shares. Awards issued in substitution for awards previously granted by a company acquired by the Company or a Related Entity, or with which the Company or any Related Entity combines, do not reduce the limit on grants of Awards under the 2022 Plan. The maximum aggregate number of Common Shares that may be delivered under the 2022 Plan as a result of the exercise of stock options shall be 850,000 Common Shares.

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

For purposes of the 2022 Plan, the term "fair market value" means the fair market value of Common Shares, Awards or other property as determined by the Committee or under procedures established by the Committee. Unless otherwise determined by the Committee, the fair market value of a Common Share as of any given date shall be the closing price of a Common Share on the business day that immediately precedes the date as of which the value is being determined as quoted on the Nasdaq or such other national or regional securities exchange or market system constituting the primary market on which a Common Share is traded, as reported in The Wall Street Journal or such other source as the Company deems reliable or, if there is no sale on that date, then on the last previous day on which a sale was reported. The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment, generally are fixed by the Committee, except that no option or stock appreciation right may have a term exceeding ten years, and no ISO granted to a 10% shareholder (as described above) may have a term exceeding five years (to the extent required by the Code at the time of grant). Methods of exercise and settlement and other terms of options and stock appreciation rights are determined by the Committee. The Committee thus may permit the exercise price of options awarded under the 2022 Plan to be paid in cash, shares, other Awards or other property (including loans to participants).

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

Equity Awards to Named Executive Officers during 2023 and 2024

Clifford Starke

On November 10, 2023, Mr. Starke received 327,851 Restricted Common Shares, which vested in full on the same date.

On August 14, 2024, Mr. Starke was granted 575,319 stock appreciation rights at a base price of $0.92 per unit and 1,028,665 stock appreciation rights at a base price of $1.21 per unit. Both grants of stock appreciation rights vest in 12 equal tranches. The first tranche will vest upon the Company's share price increasing by 50% from the Company's closing share price on the grant date with each tranche thereafter requiring an additional 50% increase in share price to vest in accordance with the following schedule:

Tranche	Percentage Increase in Flora Growth Corp. Share Price From Grant Date For Tranche to Vest
1	50%
2	100%
3	150%
4	200%
5	250%
6	300%
7	350%
8	400%
9	450%
10	500%
11	550%
12	600%

On December 15, 2024, Mr. Starke received 900,000 Restricted Common Shares, which vested in full on December 15, 2024.

Sammy Dorf

On December 15, 2024, Mr. Dorf received 250,000 Restricted Common Shares, which vested in full on December 15, 2024.

Dany Vaiman

On November 10, 2023, Mr. Vaiman received 149,024 Restricted Common Shares, which vested in full on January 1, 2024.

On August 14, 2024, Mr. Vaiman was granted 191,773 stock appreciation rights at a base price of $0.92 per unit and 342,888 stock appreciation rights at a base price of $1.21 per unit. Both grants of stock appreciation rights vest in 12 equal tranches. The first tranche will vest upon the Company’s share price increasing by 50% from the Company’s closing share price on the grant date with each tranche thereafter requiring an additional 50% increase in share price to vest in accordance with the following schedule:

Tranche	Percentage Increase in Flora Growth Corp. Share Price From Grant Date For Tranche to Vest
1	50%
2	100%
3	150%
4	200%
5	250%
6	300%
7	350%
8	400%

On December 15, 2024, Mr. Vaiman was granted 372,500 stock appreciation rights at a base price of $1.30 per unit, which vested in full on December 15, 2024.

Hussein Rakine

On April 16, 2023, Mr. Rakine received 60,000 restricted Common Shares which were set to vest on June 7, 2023. As a result of his resignation in June 2023, Mr. Rakine forfeited all of these unvested restricted Common Shares as well as the unvested October 5, 2022 options.

Luis Merchan

During 2023 and as part of the separation agreement by and between the Company and Luis Merchan, Mr. Merchan received 80,000 Common Shares of the Company. Further, Mr. Merchan acted in a consulting capacity for which he received 30,000 Common Shares. As a result of his resignation in April 2023, Mr. Merchan forfeited all of these unvested restricted Common Shares as well the unvested October 5, 2022 options.

Matthew Cohen

On May 14, 2023, the Company fully accelerated the vesting of Mr. Cohen's aforementioned Restricted Shares to May 18, 2023. In connection with such vesting, Mr. Cohen agreed to forfeit 90,146 Restricted Shares to the Company in satisfaction of all applicable withholding taxes.

Employee Benefits

For 2023 and 2024 certain Named Executive Officers were eligible to participate in such employee benefit plans and programs to the same extent as the Company's other full-time employees, subject to the terms and eligibility requirements of those plans.

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

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table summarizes the number of outstanding restricted Common Shares, stock appreciation rights and options in the Company held by our Named Executive Officers as of December 31, 2024.

Option Awards					Share Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Base Price ($)	Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested (#)	Market Value of Shares or Units of Shares That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Clifford Starke	171,444	857,221	-	1.21	12/15/34	-	-	-	-
	95,886	479,433	-	0.92	08/14/35	-	-	-	-
Dany Vaiman	85,772	257,166	-	1.21	12/15/34	-	-	-	-
	47,943	143,830	-	0.92	08/14/35	-	-	-	-
	372,500	-	-	1.30	12/15/34
Sammy Dorf	-	-	-	-	-	-	-	-	-
Luis Merchan	-	-	-	-	-	-	-	-	-
Hussein Rakine	-	-	-	-	-	-	-		-
Matthew Cohen	-	-	-	-	-	-	-	-	-

(1) See "Narrative to the Summary Compensation Table-Equity-Based Compensation-Equity Awards to Named Executive Officers during 2023 and 2024." for details regarding the vesting schedules of certain NEO options and restricted Common Share awards.

(2) Represents stock appreciation rights that have vested as of December 31, 2024, irrespective of whether they are in the money or not.

Director Compensation

As a Named Executive Officer of the Company, information regarding the compensation for Mr. Starke for his services as an executive officer in 2024 is set forth in the section titled "Summary Compensation Table" above. Mr. Starke and Mr. Dorf did not receive additional compensation for their service as directors.

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our directors for services rendered to us during the last fiscal year.

Name	Fees Earned or Paid in Cash ($)	Shares Awards ($)(3)	Option Awards ($)(4)	Non- equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Edward Woo	40,000	65,000	-	-	-	7,108	112,108
Harold Wolkin	10,192	-	36,441	-	-	-	46,633
Brendan Cahill	25,000	-	-	-	-	-	25,000
Kevin Taylor	13,000	-	-	-	-	-	13,000
Manfred Leventhal	2,137	-	6,074	-	-	-	8,211
Clifford Starke(1)	-	-	-	-	-	-	-
Sammy Dorf(2)	-	-	-	-	-	-	-

(1) Mr. Starke is a Named Executive Officer of the Company for 2024. Mr. Starke did not receive compensation for his service as director in 2024. As a Named Executive Officer of the Company, information regarding compensation for Mr. Starke for his services as an executive officer in 2024 is set forth in the section title "Summary Compensation Table" above.

(2) Mr. Dorf is a Named Executive Officer of the Company for 2024. Mr. Dorf did not receive compensation for his service as director in 2024. As a Named Executive Officer of the Company, information regarding compensation for Mr. Dorf for his services as an executive officer in 2024 is set forth in the section title "Summary Compensation Table" above.

(3) Represents the aggregate grant date fair value of restricted stock granted to each Director, calculated in accordance with the closing share price of the Company on the grant date.

(4) Represents the aggregate grant date fair value of options and stock appreciation rights granted to each Director, calculated in accordance with the Black Scholes method.

The table below sets forth the aggregate number of share options of each non-employee director outstanding as of December 31, 2024.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table summarizes the number of outstanding restricted Common Shares and options in the Company held by our Directors as of December 31, 2024.

Option Awards						Share Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested (#)	Market Value of Shares or Units of Shares That Have Not Vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Edward Woo	-	5,000	-	7.00	3/17/2033	-	-	-	-
Clifford Starke	171,444	857,221	-	1.21	12/15/34	-	-	-	-
	95,886	479,433	-	0.92	08/14/35

(1) See "Narrative to the Summary Compensation Table-Equity-Based Compensation - Outstanding Equity Awards at 2024 Fiscal Year-End" for details regarding the vesting schedules of certain Directors options and restricted Common Share awards.

(2) Represents stock appreciation rights that have vested as of December 31, 2024, irrespective of whether they are in the money or not.

Director Compensation Narrative

From the period from January 1, 2024 to December 31, 2024, each independent member of the Board of Directors received $30,000 per annum or prorated for their period of service for their services as a member of the Board of Directors.

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

The Starke Agreement provides that upon execution thereof, Mr. Starke shall be granted Stock Appreciation Rights valued at 12% of the total outstanding Common Shares of the Company on the grant date, which vest in 12 equal tranches with each tranche representing 1% of the total outstanding Common Shares of the Company. The first tranche will vest upon the Company's share price increasing by 50% from the Company's closing share price on the grant date with each tranche thereafter requiring an additional 50% increase in share price to vest in accordance with the following schedule:

Tranche	Percentage Increase in Flora Growth Corp. Share Price From Grant Date For Tranche to Vest
1	50%
2	100%
3	150%
4	200%
5	250%
6	300%
7	350%
8	400%
9	450%
10	500%
11	550%
12	600%

The Stock Appreciation Rights  expire 10 years from the grant date with a post-termination exercise period of one year. In addition to the foregoing, all Stock Appreciation Rights granted under the Starke Agreement remained unexercisable, and subject to forfeiture, until the Company's shareholders approved such Stock Appreciation Rights grant at the Company's 2024 Annual Meeting, held on August 14, 2024.

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

On November 10, 2023, Mr. Starke received 327,851 Restricted Common Shares, which vested in full on the same date.

On August 14, 2024, Mr. Starke was granted 575,319 stock appreciation rights at a base price of $0.92 per unit and 1,028,665 stock appreciation rights at a base price of $1.21 per unit. Both grants of stock appreciation rights vest in 12 equal tranches. The first tranche will vest upon the Company's share price increasing by 50% from the Company's closing share price on the grant date with each tranche thereafter requiring an additional 50% increase in share price to vest in accordance with the following schedule:

Tranche	Percentage Increase in Flora Growth Corp. Share Price From Grant Date For Tranche to Vest
1	50%
2	100%
3	150%
4	200%
5	250%
6	300%
7	350%
8	400%
9	450%
10	500%
11	550%
12	600%

On December 15, 2024, Mr. Starke received 900,000 Restricted Common Shares, which vested in full on December 15, 2024.

Sammy Dorf Arrangement

As of the date of this report, there is no material plan, contract or arrangement (whether or not written) entered into between the Company and Mr. Dorf relating to his appointment as the Company's Executive Chairman of the Board. However, it is expected that the Company and Mr. Dorf will enter into an Executive Chairman Agreement whereby Mr. Dorf will receive a base salary and a grant of stock appreciation rights in connection with his role as Executive Chairman of the Board. The terms of such Executive Chairman Agreement are still being negotiated. Mr. Dorf will not receive any compensation for his role as a director of the Board.

On December 15, 2024, Mr. Dorf received 250,000 Restricted Common Shares, which vested in full on December 15, 2024.

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

The Stock Appreciation Rights expire 10 years from the grant date with a post-termination exercise period of one year. In addition to the foregoing, all Stock Appreciation Rights granted under the Vaiman Agreement remained unexercisable, and subject to forfeiture, until the Company's shareholders approved such grant of Stock Appreciation Rights at the Company's 2024 annual meeting, held on August 14, 2024.

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

On November 10, 2023, Mr. Vaiman received 149,024 Restricted Common Shares, which vested in full on January 1, 2024.

On August 14, 2024, Mr. Vaiman was granted 191,773 stock appreciation rights at a base price of $0.92 per unit and 342,888 stock appreciation rights at a base price of $1.21 per unit.  Both grants of stock appreciation rights vest in 12 equal tranches. The first tranche will vest upon the Company’s share price increasing by 50% from the Company’s closing share price on the grant date with each tranche thereafter requiring an additional 50% increase in share price to vest in accordance with the following schedule:

Tranche	Percentage Increase in Flora Growth Corp. Share Price From Grant Date For Tranche to Vest
1	50%
2	100%
3	150%
4	200%
5	250%
6	300%
7	350%
8	400%

On December 15, 2024, Mr. Vaiman was granted 372,500 stock appreciation rights at a base price of $1.30 per unit, which vested in full on December 15, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2024 with respect to our Common Shares that may be issued under the Company Stock Option Plan and 2022 Incentive Compensation Plan (the "2022 Plan").

Plan Category	Number of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first column)
Equity Compensation Plans Approved by Shareholders(1)
Stock Option Plan	13,541		$67.24	-
2022 Incentive Compensation Plan	20,408(2)		$9.13(3)	450,187
Stock Appreciation Rights	440,000		$1.30	N/A
Equity Compensation Plans Not Approved by Shareholders(4)	N/A	$	N/A	N/A
Total	473,949		N/A	450,187

(1) Includes the Company's Stock Option Plan and its 2022 Plan, which authorizes the granting of awards in any of the following forms: options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards and cash incentive awards.

(2) Represents 7,500 Common Shares underlying options and 12,908 issued restricted Common Shares as of December 31, 2024.

(3) The weighted exercise price represents the weighted exercise price of the 7,500 options outstanding under the 2022 Plan as of December 31, 2024.

(4) Represents Stock Appreciation Rights granted under the Clifford Starke Consulting Agreement and the Dany Vaiman Executive Employment Agreement.

Share Ownership

The following table sets forth information known to us regarding beneficial ownership of Common Shares as of March 25, 2025 by:

• each person known by us to be the beneficial owner of more than 5% of outstanding Common Shares;

• each of our executive officers and directors;

• all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of March 25, 2025. In computing the number of Common Shares beneficially owned by a person or entity and the percentage ownership of that person or entity in the table below, all Common Shares subject to options, warrants and restricted stock units held by such person or entity were deemed outstanding if such securities are currently exercisable, or exercisable or would vest based on service-based vesting conditions within 60 days of March 25, 2025. These Common Shares were not deemed outstanding, however, for the purpose of computing the percentage ownership of any other person or entity.

The beneficial ownership of our common stock is based on 18,511,898 Common Shares outstanding as of March 25, 2025.

Unless otherwise indicated, we believe that each person named in the table below has sole voting and investment power with respect to all Common Shares beneficially owned by him.

Unless otherwise noted, the business address of each of these shareholders is c/o Flora Growth Corp. 3230 W. Commercial Boulevard, Suite 180, Fort Lauderdale, Florida 33309.

Beneficial Owner	Number of Common Shares Beneficially Owned(1)	Percentage of Common Shares Beneficially Owned(1)
Executive Officers
Clifford Starke(2)(7)	2,246,902	11.56%
Dany Vaiman(3)(7)	170,850	0.88%
Sammy Dorf(5)	250,000	1.29%
Non-Employee Directors
Edward Woo(4)(7)	136,719	0.70%
Harold Wolkin(6)	25,000	0.13%
Manfred Leventhal	-	-
5% or greater shareholders	-	-
All directors and executive officers as a group of 5 persons	2,829,471 (1)	14.56%

(1) Percentages are based on 19,435,642 Common Shares issued and outstanding as of March 22, 2025. Information as to the number of Common Shares beneficially owned, or over which control or direction is exercised, directly or indirectly, not being within the direct knowledge of the Company, has been furnished by the respective directors individually or obtained from the System for Electronic Disclosure by Insiders and may include Common Shares owned or controlled by spouses and/or children of such individuals and/or companies controlled by such individuals or their spouses and/or children.

(2) Includes (i) 906,846 shares held directly by Mr. Starke and 1,340,056 shares held by YT Research, Inc., a company owned and controlled by Mr. Starke. Mr. Starke filed a 13D A-5 with the SEC on December 17, 2024.

(3) Includes 170,850 shares held directly by Mr. Vaiman. Mr. Vaiman filed 13D A-1 with the SEC on December 17, 2024.

(4) Includes (i) 134,698 shares held directly by Mr. Woo, (ii) 2,021 shares held by 1317433 B.C. Limited, a company in which Mr. Woo is the sole director and equity owner.

(5) Includes 250,000 shares held directly by Mr. Dorf.

(6) Includes 25,000 shares held directly by Mr. Wolkin.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Except as set forth below, since January 1, 2023, there has not been nor are there currently proposed any transactions or series of similar transactions to which we were or are to be a party in which the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer, holder of more than 5% of the Common Shares or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Transactions with Related Parties

On January 30, 2025, the Company and United Beverage Distribution Inc, a South Dakota corporation ("United"), entered into a Share Purchase Agreement (the "Share Purchase Agreement") pursuant to which the Company purchased 100% of the issued and outstanding common shares of United (the "United Common Shares"), a distributor of cannabis-infused drinks (the "United Transaction").

Under the terms of the Share Purchase Agreement, the Company agreed to purchase the United Common Shares from the group of sellers listed in the Share Purchase Agreement (the "Sellers"), which included Clifford Starke and Sammy Dorf, each of whom are directors of Flora (the "Flora Directors"), and Flora's chief financial officer, Dany Vaiman (together with the Flora Directors, the "Flora Insiders") for (i) 923,744 shares of common stock of Flora (the "Flora Shares"), representing 4.99% of the outstanding shares of common stock of Flora as of January 30, 2025, issued to the Sellers who are not Flora Insiders and (ii) promissory notes with five year maturities that accrue interest at a rate of 6% per annum in an aggregate principal amount of $2,845,700 issued to the Sellers (the "Notes"). The Share Purchase Agreement contains standard representations, warranties, covenants, and indemnity provisions, and its terms were unanimously approved by the disinterested directors of Flora.

The foregoing descriptions of the material terms of the Share Purchase Agreement and the Notes do not purport to be complete and are qualified in its entirety by reference to the Exhibit 10.1 and Exhibit 10.2 to the Company's Form 8-K filed with the SEC on February 5, 2025.

The outstanding balance of the Notes as of March 21, 2025 was $2,845,700. No payments of principal or interest were made on the Notes during the years ended December 31, 2024 and December 31, 2023.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services of Independent Registered Public Accounting Firm

The table below summarizes the fees and expenses billed to us by Davidson for the years ended December 31, 2024 and 2023.

Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees	Total
2024	$773,081	$151,281	$51,129	$--	$975,491
2023	$530,000	$192,318	$--	$--	$722,318

Audit Fees.  Audit fees consist of services rendered by an independent registered public accounting firm for the audit of our consolidated financial statements (including tax services performed to fulfill the auditor's responsibility under generally accepted auditing standards) and our internal control over financial reporting, and reviews of the interim financial statements.

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements: See Part II, Item 8 of this Annual Report.
	(2)	Exhibits: See Index to Exhibits below.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Flora Growth Corp. (incorporated by reference to Exhibit 2.1 of Flora's Form 1-A, filed with the SEC on October 10, 2019).

3.2	Articles of Amendment of Flora Growth Corp. effective April 30, 2021 (incorporated by reference to Exhibit 3.3 of Flora's Form F-1, filed with the SEC on November 16, 2021).

3.3	Articles of Amendment of Flora Growth Corp. effective June 9, 2023 (incorporated by reference to Exhibit 3.1 of Flora's Form 8-K, filed with the SEC on June 7, 2023).

3.4	Bylaw No. 1-A of Flora Growth Corp. (incorporated by reference to Exhibit 99.3 of Flora's Form 6-K filed with the SEC on July 6, 2022).

4.1	Description of Common Shares (incorporated by reference to Exhibit 2.1 of Flora's Form 20-F filed with the SEC on May 9, 2022).

4.2	Form of Unit Warrant (incorporated by reference to Exhibit 4.5 of Flora's Form F-1, filed with the SEC on November 16, 2021).

4.3	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 of Flora's Form 6-K, filed with the SEC on December 13, 2022).

4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of Flora's Form 6-K, filed with the SEC on December 13, 2022).

4.5	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 of Flora's Form 8-K filed with the SEC on September 21, 2023).

4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of Flora's Form 8-K filed with the SEC on September 21, 2023).

4.7	Form of Warrant Amendment (incorporated by reference to Exhibit 10.3 of Flora's Form 8-K filed with the SEC on September 21, 2023).

10.1†	Flora Growth Corp. Stock Option Plan (incorporated by reference to Exhibit 6.16 of the Company's Form 1-A, filed with the SEC on October 10, 2019).

10.2†	Form of Stock Option Agreement (incorporated by reference to Exhibit 6.17 of the Company's Form 1-A, filed with the SEC on October 10, 2019).

10.3	Letter Agreement by and between Flora Growth Corp. and TruHC Holding GmbH, dated April 1, 2024 (incorporated by reference to Exhibit 10.1 of Flora's Form 8-K filed with the SEC on April 5, 2024).

10.4	Underwriting Agreement, dated April 4, 2024, by and between the Company and Aegis Capital Corp. (incorporated by reference to Exhibit 1.1 of Flora's Form 8-K filed with the SEC on April 8, 2024).

10.5	Stock Purchase Agreement, dated April 16, 2024, by and between Flora Growth Crop. and TruHC Holding GmbH (incorporated by reference to Exhibit 10.1 of Flora's Form 8-K filed with the SEC on April 19, 2024).

10.6	Sales Agreement by and among Flora Growth Corp. and Aegis Capital Corp., dated April 26, 2024 (incorporated by reference to Exhibit 1.1 of Flora's Form 8-K filed with the SEC on April 29, 2024).

10.7	Share and Purchase Agreement, dated June 4, 2024, by and between Flora Growth Corp. and Lifeist Wellness Inc. (incorporated by reference to Exhibit 1.1 of Flora's Form 8-K filed with the SEC on June 5, 2024).

10.8†	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.1 of Flora's Form 8-K filed with the SEC on September 5, 2024).

10.9	Supply Agreement, by and between Northern Green Canada Inc. and Flora Growth Corp., made as of October 31, 2024 (incorporated by reference to Exhibit 10.1 of Flora's Form 8-K filed with the SEC on November 1, 2024).

10.10	Deed of termination, settlement and release in respect of the supply agreement, by and among Flora Growth Corp., Northern Green Canada Inc., ACA Müller ADAG Pharma Vertriebs GmbH and Curaleaf Portugal LDA, dated as of October 28, 2024 (incorporated by reference to Exhibit 10.2 of Flora's Form 8-K filed with the SEC on November 1, 2024).

10.11	Placement Agent Agreement, between Flora Growth Corp. and Aegis Capital Corp., dated December 10, 2024 (incorporated by reference to Exhibit 1.1 of Flora's Form 8-K filed with the SEC on December 12, 2024).

10.12	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of the Form 1-A offering statement filed on August 7, 2024).

10.13	Securities Purchase Agreement, dated December 13, 2024, by and between the Company and the purchasers identified therein (incorporated by reference to Exhibit 10.1 of Flora's Form 8-K filed with the SEC on December 16, 2024).

10.14	Placement Agent Agreement, dated as of December 13, 2024, by and between the Company and Aegis (incorporated by reference to Exhibit 10.2 of Flora's Form 8-K filed with the SEC on December 16, 2024).

10.15†	Form of Restricted Stock Award Agreement dated December 15, 2024 (incorporated by reference to Exhibit 10.1 of Flora's Form 8-K filed with the SEC on December 17, 2024).

10.16†	Form of Stock Appreciation Rights Agreement dated December 15, 2024 (incorporated by reference to Exhibit 10.2 of Flora's Form 8-K filed with the SEC on December 17, 2024).

10.17	Share Purchase Agreement dated January 30, 2025 (incorporated by reference to Exhibit 10.1 of Flora's Form 8-K filed with the SEC on February 5, 2025).

10.18	Form of Promissory Note of Flora Growth Corp., dated January 30, 2025 (incorporated by reference to Exhibit 10.2 of Flora's Form 8-K filed with the SEC on February 5, 2025).

10.19†	Flora Growth Corp. 2022 Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 of the Company's Form 6-K filed with the SEC on July 6, 2022).

10.20†	Consulting Agreement, dated December 15, 2023, by and between Flora Growth Corp. and Clifford Starke (incorporated by reference to Exhibit 10.1 of Flora's Form 8-K filed with the SEC on December 15, 2023).

10.21†	Executive Employment Agreement, dated December 15, 2023, by and between Flora Growth Corp. and Dany Vaiman (incorporated by reference to Exhibit 10.2 of Flora's Form 8-K filed with the SEC on December 15, 2023).

19.1*	Flora Growth Corp. Insider Trading Policy

21.1*	List of Subsidiaries

23.1*	Consent of Davidson & Company, LLP, independent registered public accounting firm.

31.1*	Certification by Clifford Starke, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2024.

31.2*	Certification by Dany Vaiman, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2024.

32.1**	Certification by Clifford Starke, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2024.

32.2**	Certification by Dany Vaiman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2024.

97*	Flora Growth Corp Incentive Compensation Recovery Policy

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

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

Date: March 24, 2025	FLORA GROWTH CORP.

	By:	/s/ Clifford Starke
Clifford Starke
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Clifford Starke	Chief Executive Officer	March 24, 2025
Clifford Starke	(Principal Executive Officer)

/s/ Dany Vaiman	Chief Financial Officer	March 24, 2025
Dany Vaiman	(Principal Financial and Accounting Officer)

/s/ Sammy Dorf	Executive Chairman of Board	March 24, 2025
Sammy Dorf

/s/ Edward Woo	Director	March 24, 2025
Edward Woo

/s/ Manfred Leventhal	Director	March 24, 2025
Manfred Leventhal

/s/ Harold Wolkin	Director	March 24, 2025
Harold Wolkin