Form 10-Q
period 2025-03-31
Flora Growth Corp.
filed 2025-05-13
CIK 1790169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2025

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
Yes ☐  No ☒

As of May 9, 2025, the registrant had 22,568,653 shares of its common shares, no par value ("Common Shares") outstanding.

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
  regulatory compliance risks;
  opposition to the cannabinoid industry;
  potential delisting resulting in reduced liquidity of our Common Shares; and
  the other risks described under Part I, Item 1A, "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 Annual Report") filed with the Securities and Exchange Commission (the "SEC") on March 24, 2025, as well as described from time to time in our other filings with the SEC.

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

PART I

Item 1. Financial Statements

Flora Growth Corp.

Flora Growth Corp.
Unaudited Condensed Interim Consolidated Statements of Financial Position
(in thousands of United States dollars, except share amounts which are in thousands of shares)

As at:	March 31, 2025	December 31, 2024
ASSETS
Current
Cash	$3,676	$6,017
Restricted cash	35	35
Trade and amounts receivable, net of $683 allowance ($611 at December 31, 2024)	4,049	3,061
Prepaid expenses and other current assets	665	638
Indemnification receivables	-	4,241
Inventory	4,792	5,771
Total current assets	13,217	19,763
Non-current
Property, plant and equipment	354	312
Operating lease right of use assets	1,508	1,297
Intangible assets	2,684	2,746
Goodwill	4,526	2,006
Other assets	106	103
Total assets	$22,395	$26,227
LIABILITIES
Current
Trade payables	$3,867	$5,464
Contingencies	2,626	6,936
Current portion of debt	2,205	2,080
Current portion of debt – related parties	91	-
Current portion of operating lease liability	829	791
Contingent purchase considerations	531	835
Other accrued liabilities	2,441	2,726
Total current liabilities	12,590	18,832
Non-current
Non-current portion of debt	275	-
Non-current portion of debt – related parties	1,777	-
Non-current operating lease liability	2,125	2,029
Deferred tax	870	856
Total liabilities	17,637	21,717
SHAREHOLDERS' EQUITY
Share capital, no par value, unlimited authorized, 19,436 issued and outstanding (18,512 at December 31, 2024)	-	-
Additional paid-in capital	163,852	162,871
Accumulated other comprehensive loss	(196)	(221)
Deficit	(158,898)	(158,140)
Total shareholders' equity	4,758	4,510
Total liabilities and shareholders' equity	$22,395	$26,227

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements. Commitments and contingencies - see Note 14. Going concern - see Note 2.

Flora Growth Corp.
Unaudited Condensed Interim Consolidated Statements of Loss and Comprehensive Loss
(in thousands of United States dollars, except per share amounts which are in thousands of shares)

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Revenue	$11,786	$18,031
Cost of sales	8,898	14,177
Gross profit	2,888	3,854
Operating expenses
Consulting and management fees	1,901	2,302
Professional fees	583	453
General and administrative	470	442
Promotion and communication	905	1,104
Travel expenses	98	69
Share based compensation	172	10
Research and development	113	47
Operating lease expense	167	165
Depreciation and amortization	182	74
Bad debt expense	71	47
Asset impairment	46	898
Gain on disposal of insolvent subsidiaries	(1,162)	-
Other (income) expenses, net	319	728
Total operating expenses	3,865	6,339
Operating loss	(977)	(2,485)
Interest expense	51	22
Foreign exchange (gain) loss	(3)	132
Unrealized (gain) loss from changes in fair value	(305)	607
Net loss before income taxes	(720)	(3,246)
Income tax expense	38	128
Net loss for the period	$(758)	$(3,374)

Basic loss per share attributable to Flora Growth Corp.	$(0.04)	$(0.38)
Diluted loss per share attributable to Flora Growth Corp.	$(0.04)	$(0.38)
Weighted average number of common shares outstanding - basic	19,064	8,916
Weighted average number of common shares outstanding - diluted	19,064	8,916
Other comprehensive loss
Net loss for the period	$(758)	$(3,374)
Derecognition of equity related to insolvent subsidiaries, net of income taxes of $nil ($nil in 2024)	(595)	-
Foreign currency translation, net of income taxes of $nil ($nil in 2024)	620	27
Comprehensive loss	$(733)	$(3,347)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Flora Growth Corp.
Unaudited Condensed Interim Consolidated Statement of Shareholders' Equity (Deficiency)
(in thousands of United States dollars, except for share amounts which are in thousands of shares)

	Common shares		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Shareholders' equity (deficiency)
	#
For the three months ended March 31, 2025
Balance, December 31, 2024	18,512	$-	$162,871	$(221)	$(158,140)	$4,510
Equity issued for business combinations	924	-	813	-	-	813
Restricted stock vested	-	-	8	-	-	8
SARs vested	-	-	163	-	-	163
Share issuance costs	-	-	(3)	-	-	(3)
Derecognition of equity related to insolvent subsidiaries	-	-	-	(595)	-	(595)
Other comprehensive loss - exchange differences (net of income taxes of $nil)	-	-	-	620	-	620
Net loss	-	-	-	-	(758)	(758)
Balance, March 31, 2025	19,436	$-	$163,852	$(196)	$(158,898)	$4,758

For the three months ended March 31, 2024
Balance, December 31, 2023	8,935	$-	$149,093	$(140)	$(142,549)	$6,404
Equity issued for other agreements	50	-	55	-	-	55
Options vested	-	-	5	-	-	5
Options forfeited	-	-	(303)	-	303	-
Restricted stock vested	-	-	14	-	-	14
Restricted stock cancelled	(4)	-	(9)	-	-	(9)
Share issuance costs	-	-	16	-	-	16
Other comprehensive loss - exchange differences (net of income taxes of $nil)	-	-	-	27	-	27
Net loss	-	-	-	-	(3,374)	(3,374)
Balance, March 31, 2024	8,981	$-	$148,871	$(113)	$(145,620)	$3,138

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Flora Growth Corp.
Unaudited Condensed Interim Consolidated Statement of Cash Flows
(in thousands of United States dollars)

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Cash flows from operating activities:
Net loss	$(758)	$(3,374)
Adjustments to net loss:
Depreciation and amortization	182	74
Share based compensation	172	10
Inventory impairments through costs of sales	218	176
Asset impairments	46	898
Changes in financial instruments at fair value	(305)	607
Bad debt expense	71	47
Gain on disposal of insolvent subsidiaries	(1,229)	-
Interest expense	51	22
Interest paid	(30)	(22)
Income tax	38	128
	(1,544)	(1,434)
Net change in non-cash working capital:
Trade and other receivables	(1,082)	(292)
Inventory	928	(914)
Prepaid expenses and other assets	(63)	268
Trade payables and accrued liabilities	(967)	1,032
Net cash used in operating activities	(2,728)	(1,340)

Cash flows from financing activities:
Loan borrowings	1,083	3,078
Loan repayments	(1,083)	(1,890)
Net cash provided (used) by financing activities	-	(1,188)

Cash flows from investing activities:
Purchases of property, plant and equipment and intangible assets	(24)	(88)
Cash acquired in business combination	461	-
Net cash used in investing activities	437	(88)

Effect of exchange rate on changes on cash	(50)	46

Change in cash during the period	(2,341)	(194)
Cash and restricted cash at beginning of period	6,052	4,385
Cash and restricted cash at end of period	$3,711	$4,191
Supplemental disclosure of non-cash investing and financing activities
Common shares issued for business combinations	$813	$-
Debt issued for business combinations	2,135	-
Common shares issued for other agreements	-	55
Option cancellations reclassified to equity	-	303
Operating lease additions to right of use assets	325	1,247

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three months ended March 31, 2025 and 2024
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

2. BASIS OF PRESENTATION

These unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2024. These unaudited condensed interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

These unaudited condensed interim consolidated financial statements apply the same accounting policies as those used in the financial statements included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2024.

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

The Company had cash of $3.7 million at March 31, 2025, net loss of $0.8 million for the three months ended March 31, 2025, and an accumulated deficit of $158.9 million at March 31, 2025. Current economic and market conditions have put pressure on the Company's growth plans. The Company's ability to continue as a going concern is dependent on its ability to obtain additional capital. The Company believes that its current level of cash is not sufficient to continue investing in growth, while at the same time meeting its obligations as they become due. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed interim consolidated financial statements. To alleviate these conditions, management is currently evaluating various cost reductions and other alternatives and may seek to raise additional funds through the issuance of equity, debt securities, through arrangements with strategic partners, through obtaining credit from financial institutions or otherwise. The actual amount that the Company may be able to raise under these alternatives will depend on market conditions and other factors. As it seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms or at all. The Company's ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including but not limited to market and economic conditions, the Company's performance and investor sentiment with respect to it and its industry. The unaudited condensed interim consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of consolidation

These unaudited condensed interim consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions were eliminated on consolidation. Subsidiaries are entities the Company controls when it is exposed, or has rights, to variable returns from its involvement in the entity and can affect those returns through its power to direct the relevant activities of the entity. Subsidiaries are included in the consolidated financial results of the Company from the date of acquisition up to the date of disposition or loss of control. At March 31, 2025, the Company's subsidiaries and respective ownership percentage have not changed from the year ended December 31, 2024, except as noted below.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

On February 4, 2025, the Company completed the closing of the acquisition of 100% of the issued and outstanding shares of United Beverage Distribution Inc., a United States corporation with a function currency of the United States dollar. See discussion of the acquisition in Note 7.

During the three months ended March 31, 2025, each of Franchise Global Health Inc. ("FGH"), Franchise Cannabis Corp., CBDMed Therapeutics Inc., Harmony Health One Inc., 1200325 B.C. Ltd., Fayber Technologies Inc., ACA Mueller ADAG Pharma Vertriebs GmbH, Sativa Verwaltungs GmbH, and Sativa Verwaltungs GmbH and Co. KG (together, the "Insolvent Subsidiaries") made insolvency filings in the appropriate jurisdictions. Each of the Insolvent Subsidiaries was a direct or indirect subsidiary of the Company and was part of the Company's acquisition of FGH in December 2022. See discussion in Note 3.

Minimum bid price requirement

On February 25, 2025, the Company was notified by the Nasdaq Stock Market, LLC ("Nasdaq") that it was not in compliance with the minimum bid price requirement of $1.00 per share for 30 consecutive business days as set forth in Rule 5550(a)(2) of the Nasdaq Listing Rules (the "Minimum Bid Price Requirement"). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until August 25, 2025, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the Company will need to maintain a minimum closing bid price of $1.00 or more for at least 10 consecutive trading days before August 25, 2025, unless Nasdaq Listing Qualifications Department exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). If the Common Shares do not achieve compliance by August 25, 2025, the Company may be eligible for an additional 180-day period to regain compliance, provided that it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards of the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period, for example, by effecting a reverse stock split, if necessary.

3. INSOLVENCY AND DECONSOLIDATION OF CERTAIN SUBSIDIARIES

On March 14, 2025, each of Franchise Global Health Inc., Franchise Cannabis Corp., CBDMed Therapeutics Inc., Harmony Health One Inc., 1200325 B.C. Ltd., and Fayber Technologies Inc. (collectively, the "Canadian insolvent entities") made a voluntary assignment in bankruptcy pursuant to section 49 Bankruptcy and Insolvency Act (Canada) in the Ontario Superior Court of Justice (the "Ontario Court"). On March 14, 2025, the Ontario Court appointed a trustee of the estate of each of the Canadian insolvent entities.

On March 18, 2025, ACA Mueller ADAG Pharma Vertriebs GmbH, Sativa Verwaltungs GmbH, and Sativa Verwaltungs GmbH and Co. KG (together "the German insolvent entities") each made filings for insolvency proceedings under German insolvency laws in the Constance Regional Court (the "German Court"). On March 18, 2025, the German Court appointed a trustee of the estate of each of the German insolvent entities.

The trustees have been appointed by the respective courts and the trustees have assumed and will continue to exercise control over all assets and liabilities of the Insolvent Subsidiaries. The assets of the Insolvent Subsidiaries will be liquidated for distribution in accordance with the priorities established by the courts. The Company expects that no distributions will be available in the Insolvent Subsidiaries' liquidation.

Each of the Canadian insolvent entities and the German insolvent entities was a direct or indirect subsidiary of the Company and was part of the Company's acquisition of FGH in December 2022. As a result of the insolvencies, the Company concluded that it no longer controls the Insolvent Subsidiaries for accounting purposes as of March 14, 2025, in accordance with ASC Topic 810, and, therefore, deconsolidated all assets and liabilities of the Insolvent Subsidiaries during the three months ended March 31, 2025 from the Company's financial statements. Subsequent to the deconsolidation, the Company accounted for its investment in the Insolvent Subsidiaries using the cost method of accounting, which was recorded at $nil in the Company’s condensed interim consolidated statements of financial position as of March 31, 2025. The Insolvent Subsidiaries results of operations were removed from the Company’s condensed interim consolidated statements of loss and comprehensive loss beginning March 14, 2025. The historical financial results for the Insolvent Subsidiaries have not been classified as a discontinued operation because it does not represent a strategic shift with a major effect on the Company’s operations and financial results.

The following table provides the combined carrying value of assets and liabilities of Insolvent Subsidiaries that have been deconsolidated during the three months ended March 31, 2025:

March 14, 2025
Cash	$67
Trade and amounts receivable	40
Indemnification receivables	4,329
Total assets	$4,436

Trade and other payables	$1,935
Contingencies	4,329
Current portion of long term debt	4
Current portion of operating lease liability	6
Total liabilities	$6,274

Net liabilities deconsolidated	1,838
Impairment of receivables from Insolvent Subsidiaries	(676)

Gain on deconsolidation of Insolvent Subsidiaries	$1,162

The gain on deconsolidation of Insolvent Subsidiaries is recorded in gain on disposal of insolvent subsidiaries in the unaudited condensed interim consolidated statements of loss and comprehensive loss. The Insolvent Subsidiaries reported a combined net loss and comprehensive loss of less than $0.1 million and $0.3 million in the three months ended March 31, 2025 and 2024, respectively.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

As part of the deconsolidation of the Insolvent Subsidiaries, the Company reported a gain of $0.6 million related to currency translation adjustments, recorded in comprehensive loss in the three months ended March 31, 2025.

As discussed in Note 14, the contingencies and indemnification receivables relate to a legal claim filed against FGH, which was covered under an indemnification agreement between the Company and the former Chief Executive Officer and shareholder of FGH. The voluntary assignment in bankruptcy of FGH triggered an automatic stay on the related legal proceedings.

4. TRADE AND AMOUNTS RECEIVABLE

The Company's trade and amounts receivable are recorded at amortized cost. The trade and other receivables balance as at March 31, 2025 and December 31, 2024 consists of trade accounts receivable, amounts recoverable from the Government of Canada for Harmonized Sales Taxes ("HST"), as well as Value Added Tax ("VAT") from various jurisdictions, and other receivables.

	March 31, 2025	December 31, 2024
Trade accounts receivable	$3,049	$2,334
Allowance for expected credit losses	(683)	(611)
HST/VAT receivable	1,041	660
Other receivables	642	678
Total	$4,049	$3,061

Changes in the trade accounts receivable allowance in the three months ended March 31, 2025 relate to establishing an allowance for expected credit losses. There were $0.1 million and $nil write-offs of trade receivables during the three months ended March 31, 2025 and 2024, respectively. The Company has no amounts written-off that are still subject to collection enforcement activity as at March 31, 2025. The Company's aging of trade accounts receivable is as follows:

	March 31, 2025	December 31, 2024
Current	$764	$441
1-30 Days	983	710
31-60 Days	348	257
61-90 Days	107	440
91-180 Days	847	486
180+ Days	-	-
Total trade receivables	$3,049	$2,334

5. INVENTORY

Inventory is comprised of the following:

	March 31, 2025	December 31, 2024
Raw materials and supplies	$454	$508
Finished goods	4,338	5,263
Total	$4,792	$5,771

During the three months ended March 31, 2025, the Company recorded inventory impairment as a write-down to cost of sales in the amount of $0.2 million (2024 - $0.2 million).

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2025	December 31, 2024
Buildings	$-	$31
Machinery and office equipment	632	655
Vehicles	48	22
Total	680	708
Less: accumulated depreciation	(326)	(396)
Property, plant and equipment, net	$354	$312

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

Depreciation expense for the three months ended March 31, 2025 was less than $0.1 million, (March 31, 2024 - less than $0.1 million) and was recorded in depreciation and amortization in the unaudited condensed interim consolidated statements of loss and comprehensive loss.

7. BUSINESS COMBINATIONS

United Beverage Distribution Inc. business combination

On January 30, 2025, the Company and United Beverage Distribution Inc. ("United"), a South Dakota corporation, entered into a Share Purchase Agreement (the "Purchase Agreement") pursuant to which the Company purchased 100% of the issued and outstanding common shares of United (the "United Common Shares"). Under the terms of the Purchase Agreement, Flora agreed to purchase the United Common Shares from the group of sellers listed in the Purchase Agreement (the "Sellers"), which included Clifford Starke and Sammy Dorf, each of whom are directors of Flora (the "Flora Directors"), and Flora's chief financial officer, Dany Vaiman (together with the Flora Directors, the "Related Parties") for (i) 923,744 shares of the Company, valued at $0.8 million utilizing the $0.88 share price on February 4, 2025, and representing 4.99% of the outstanding shares of common stock of Flora as of January 30, 2025, issued to the Sellers who are not Related Parties and (ii) promissory notes with five year maturities that accrue interest at a rate of 6% per annum in an aggregate principal amount of $2.1 million issued to the Sellers. Total consideration for the United acquisition was $2.9 million.

United was founded in 2024 and is a distributor of cannabis-infused drinks. The acquisition will allow the Company to drive synergies with its existing portfolio of brands.

The purchase is accounted for as a business combination with amounts recognized as at the February 4, 2025 acquisition date for each major class of assets acquired and liabilities assumed are as follows:

(Thousands of Untied States dollars)
Current assets
Cash	$461
Trade receivables	68
Inventory	167
Prepaid expenses and other current assets	3
Total current assets	699

Non-current assets
Property, plant and equipment, net	30
Goodwill	2,441
Total assets	3,170

Current liabilities
Trade and amounts payables	(180)
Loan payable	(27)
Other accrued liabilities	(15)
Total current liabilities	(222)

Total net assets acquired	$2,948

Since the acquisition date through March 31, 2025, United reported revenue of $0.1 million and net loss and comprehensive loss of $0.1 million.

The goodwill is attributable to the significant synergies expected to arise after its acquisition. The Company does not expect the goodwill to be deductible for United States income tax purposes. The goodwill is assigned to the house of brands segment.

If United was acquired at January 1, 2024, the combined revenue of United and the Company would have increased approximately $0.1 million and $nil for the three months ended March 31, 2025 and 2024, respectively (unaudited). The combined net loss of United and the Company would have decreased by approximately $0.1 million and $nil for the three months ended March 31, 2025, and 2024, respectively (unaudited).

The Company incurred acquisition related costs of less than $0.1 million which were expensed as incurred in professional fees on the unaudited condensed interim consolidated statements of loss and comprehensive loss.
12

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

8. INTANGIBLE ASSETS AND GOODWILL

A continuity of intangible assets for the three months ended March 31, 2025 is as follows:

	Licenses	Trademarks and Brands	Goodwill	Total
Cost
At December 31, 2024	$3,193	$1,351	$2,044	$6,588
Additions	-	-	2,441	2,441
At March 31, 2025	$3,193	$1,351	$4,485	$9,029

Accumulated Amortization
At December 31, 2024	$487	$1,265	$-	$1,752
Additions	157	4	-	161
At March 31, 2025	$644	$1,269	$-	$1,913

Foreign currency translation	49	4	41	94
Net book value at March 31, 2025	$2,598	$86	$4,526	$7,210

Amortization expense for the three months ended March 31, 2025 was $0.2 million (March 31, 2024 - less than $0.1) and was recorded in depreciation and amortization in the unaudited condensed interim consolidated statements of loss and comprehensive loss.

At March 31, 2025, the weighted average amortization period remaining for intangible assets was 4.0 years.

At March 31, 2025, the estimated future amortization expense related to intangible assets is as follows:

2025	$500
2026	667
2027	667
2028	667
2029	180
Thereafter	3
Total	$2,684

9. ASSET IMPAIRMENT

As discussed in Note 10, the Company had been subleasing retail space in Miami, Florida to a third party since the third quarter of 2023. The Company is leasing this retail space pursuant to a lease agreement that expires in November 2026, which is the same term as the sublease agreement. In March 2025, the sublessor informed the Company that it planning to terminate the sublease agreement, effective in May 2025. The Company considers this to be an indicator of impairment, and, thus, performed a quantitative analysis as of March 31, 2025 to determine if impairment existed by comparing the carrying amount of the operating lease right of use asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. This analysis indicated the asset values may not be recoverable. The Company then calculated the fair value of this asset using an income approach. As a result, the Company recorded an impairment of operating lease right of use assets within its corporate asset group and segment totaling less than $0.1 million. These charges were recorded in the asset impairment caption on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

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

For the three months ended March 31, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

9. DEBT

Euro credit facility

The Company, through Phatebo, has credit facilities totaling 2.4 million Euro ($2.6 million USD), at three different banks in Germany. These arrangements are open ended without predetermined maturity dates. Principal and interest payments are due at the end of each term. Interest rates can change with each new amount drawn. As of March 31, 2025, the total outstanding amount on these credit facilities was 2.0 million Euro ($2.2 million USD) with interest rates ranging from 5.15% to 5.19% and due within the next twelve months. These credit facilities were secured by various guarantees, including payment guarantees upon default.

United promissory notes (Related Parties)

As discussed in Note 7, the Company issued promissory notes with five-year maturities that accrue interest at a rate of 6% per annum in an aggregate principal amount of $2.1 million to the Sellers of United on January 30, 2025. The promissory notes require the first payments of principal and interest to be made in February 2026. At March 31, 2025, the total outstanding amount of these promissory notes was $2.2 million, $0.1 million of which was due within the next 12 months. Of the total amount outstanding at March 31, 2025, $1.9 million was owed to the Related Parties. These promissory notes were secured by payments guarantees and a default interest rate of 11% upon default.

10. LEASES

The Company's leases primarily consist of administrative real estate leases in Germany and the United States. Management has determined all the Company's leases are operating leases through March 31, 2025. Information regarding the Company's leases is as follows:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Components of lease expense
Operating lease expense	$167	$165
Short-term lease expense	(14)	142
Sublease income	(92)	(84)
Total lease expense	$61	$223

Other Information
Operating cash flows from operating leases	$273	$345
ROU assets obtained in exchange for new operating lease liabilities	325	1,247
Weighted-average remaining lease term in years for operating leases	3.6	3.7
Weighted-average discount rate for operating leases	10.7%	8.9%

Maturities of operating lease liabilities as of March 31, 2025 are as follows:

Thousands of United States dollars	Operating Leases
2025	$830
2026	1,053
2027	843
2028	557
2029	251
Thereafter	20
Total future lease payments	3,554
Less: imputed interest	(600)
Total lease liabilities	2,954
Less: current lease liabilities	(829)
Total non-current lease liabilities	$2,125

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

Some of the Company's leases contain renewal options to continue the leases for another term equivalent to the original term, which are generally up to five years. The lease liabilities above include renewal terms that management has executed or is reasonably certain of renewing, which only included leases that would have expired in 2025.

In March 2025, the Company began leasing 10,400 sq. ft. of warehouse and office space in Hilzingen, Germany, for $1,000 a month, pursuant to a lease agreement that expires in February 2030.

The Company began subleasing warehousing and office space in Carlsbad, CA to a third party during the fourth quarter of 2023. The sublease is effective through August 31, 2027 and does not contain renewal options.

The Company began subleasing retail space in Miami, Florida to a third party during the third quarter of 2023. The sublease agreement is effective through November 30, 2026 and contains one option to renew for five more years. As discussed in Note 8, the Company received notification from the sublessor in March 2025 of its intention to exit the sublease.

11. SHARE CAPITAL

The Company had the following significant common share transactions:

Three months ended March 31, 2025

FEBRUARY PAYMENT TO UNITED OWNERS

As discussed in Note 7, the Company issued 923,744 of its common shares valued at $0.8 million to certain prior owners of United, who were also Related Parties, as part of the Company's acquisition of 100% of the issued and outstanding common shares of United on February 4, 2025.

See Note 18 for subsequent issuance of shares.

Three months ended March 31, 2024

OTHER ISSUANCES

On March 8, 2024, the Company entered into a settlement agreement with a third party pursuant to which the Company issued 50,000 common shares of the Company, valued at $0.1 million, to a third party to settle outstanding amounts owed.

12. SHARE BASED COMPENSATION

The Company's 2022 Incentive Compensation Plan (the "2022 Plan") and its previous "'rolling" stock option plan (the "Prior Plan") are described in the Company's 2024 Form 10-K.

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

Information relating to share options outstanding and exercisable as at March 31, 2025 and December 31, 2024 is as follows:

	Options Outstanding
	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding balance, December 31, 2024	21	$38.18	3.9	$-
Outstanding balance, March 31, 2025	21	$38.18	3.7	$-
Exercisable balance, March 31, 2025	21	$38.18	3.7	$-

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

The total expense related to the options granted in the three months ended March 31, 2025 was $nil (2024 total expense - less than $0.1 million). This expense is included in the share-based compensation line on the unaudited condensed interim consolidated statements of loss and comprehensive loss. Generally, the options granted in 2023 vest one to two years following the date of grant provided that the recipient is still employed or engaged by the Company.

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

Information relating to restricted stock awards outstanding as at March 31, 2025 and December 31, 2024:

	Number of restricted stock awards	Weighted average grant date fair value
	Thousands
Balance, December 31, 2024	13	$7.41
Balance, March 31, 2025	13	$7.41

The total expense related to the restricted stock awards in the three months ended March 31, 2025 was less than $0.1 million (less than $0.1 million in the three months ended March 31, 2024). This expense is included in the share based compensation line on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

The outstanding restricted stock awards vest over the next two years provided the award holder is still employed or engaged by the Company. As of March 31, 2025, the Company had less than $0.1 million of unrecognized compensation expense related to restricted stock awards which will be recognized over the next year.

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

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

Information relating to SARs outstanding at March 31, 2025 and December 31, 2024 is as follows:

	SARs Outstanding
	Number of SARS (in thousands)	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding balance, December 31, 2024	2,579
Outstanding balance, March 31, 2025	2,579	$0.98	9.9	$509
Exercisable balance, March 31, 2025	841	$1.12	9.8	$509

The total expense related to SARs granted in the three months ended March 31, 2025 was $0.2 million ($nil for the three months ended March 31, 2024). This expense is included in the share based compensation line on the unaudited condensed interim consolidated statements of loss and comprehensive loss. The SARs granted in 2024 will vest in tranches based on the derived service period, ranging from zero to three years, provided that the recipient is still employed or engaged by the Company.

13. WARRANTS

The following summarizes the number of warrants outstanding as of March 31, 2025:

	Number of warrants	Weighted average exercise price
	Thousands
Balance, December 31, 2024	2,384	$9.90
Balance, March 31, 2025	2,384	$9.90

Date of expiry	Warrants outstanding	Exercise price	Grant date fair value	Remaining life in years
	Thousands
November 18, 2026	221	$75.00	$6,729	1.64
November 18, 2027	23	66.00	1,055	2.64
December 8, 2027	25	8.80	149	2.69
September 21, 2028	691	2.50	712	3.48
September 21, 2028	55	2.39	81	3.48
March 21, 2029	1,369	2.50	1,120	3.98
	2,384	$9.90	$9,846	3.58

See Note 18 for subsequent issuance of warrants.

14. COMMITMENTS AND CONTINGENCIES

Provisions

The Company's current known provisions and contingent liabilities consist of the following as of March 31, 2025:

	Legal disputes	Sales tax	Total
Balance as at December 31, 2024	$4,241	$2,695	$6,936
Payments/Settlements	(4,329)	(182)	(4,511)
Additional provisions	78	113	191
Foreign currency translation	10	-	10
Balance as at March 31, 2025	$-	$2,626	$2,626

The legal disputes balance as of March 31, 2025, relate to the settlement of a contractual dispute involving the Company. It involves a former shareholder of ACA Mueller, an entity that was part of the Company's acquisition of FGH in December 2022, who filed a statement of claim against FGH, a wholly owned subsidiary of the Company, in the Constance Regional Court in Germany. In March 2024, the Constance Regional Court in Germany ordered FGH to pay the plaintiff $3.0 million plus interest thereon at a rate of 5% above the prime rate since September 6, 2020 in addition to 83% of the legal fees. FGH has since filed an appeal. While the Company believes that this claim is without merit, at this time the Company believes it is probable that a liability has been incurred and the Company is able to reasonably estimate the loss of $4.3 million, including $0.1 million of interest accrued in the three months ended March 31, 2025. As a result, without acknowledgement (explicitly or implicitly) of any amount of liability arising from this claim, the Company recognized a provision of $4.3 million to reflect the value of the claim. This dispute is covered under an indemnification agreement between the Company and the former Chief Executive Officer and shareholder of FGH. The Company intends to vigorously defend itself through appropriate legal proceedings. As discussed in Note 3, on March 14, 2025, FGH made a voluntary assignment in bankruptcy pursuant to section 49 Bankruptcy and Insolvency Act (Canada), which triggered an automatic stay on these legal proceedings. The Company lost control of FGH to the bankruptcy court upon the assignment in bankruptcy, requiring it to derecognize all assets and liabilities associated with FGH. Prior to the voluntary assignment in bankruptcy, the related amounts were recorded within contingencies and within indemnification receivables on the unaudited condensed consolidated statements of financial position.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2025 and 2024

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

On April 30, 2024, a group representing the sellers of Just Brands LLC to Flora in February 2022 (the "Plaintiffs") brought an action against the Company in the United States District Court for the Southern District of New York (the "Court") claiming that the Company failed to promptly issue additional shares in accordance with a specific formula set forth in the securities purchase agreement after the two-year anniversary of the closing, which occurred on February 24, 2024. The plaintiffs claim that they are entitled to 182,889 common shares and $38.0 million to complete the acquisition of Just Brands LLC. On March 27, 2025, the Court dismissed both the claims brought under the securities laws without prejudice and the state law claims for lack of subject matter jurisdiction because the parties did not have diversity of citizenship in order to maintain those claims in the Court. The Plaintiffs did not amend their complaint against the Company within the thirty-day period allotted by the Court, and, thus, as of April 28, 2025, this litigation is no longer active. On May 9, 2025, the Plaintiffs filed a new action in New York State Supreme Court claiming that the Company failed to issue additional shares in accordance with a specific formula set forth in the securities purchase agreement after the two-year anniversary of the closing, which occurred on February 24, 2024. The Plaintiffs seek specific performance of the issuance of shares as well as monetary damages. The Company has assessed the claims and concluded that it is probable that a liability has been incurred and that the Company is able to reasonably estimate the loss based on the fair value of 632,484 common shares of the Company. As at March 31, 2025, this value is $0.4 million and has been recorded in the contingent purchase considerations on the unaudited condensed interim consolidated statement of financial position.

Legal proceedings

The Company records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and where liability is probable. The Company is engaged from time to time in various legal proceedings and claims that have arisen in the ordinary course of business. The outcome of all the proceedings and claims against the Company is subject to future resolution, including the uncertainties of litigation. Based on information currently known to the Company and after consultation with outside legal counsel, management believes that the probable ultimate resolution of any such proceedings and claims, individually or in the aggregate, will not have a material adverse effect on the financial condition of the Company, taken as a whole as at March 31, 2025.

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

On May 31, 2023, Maria Beatriz Fernandez Otero and Sara Cristina Jacome De Torres brought an action against the Company in the Ontario Superior Court of Justice claiming that the Company is obligated to issue 500,000 common shares (pre-splits) each for a purchase price of $0.05 per share. The plaintiffs claim that they are entitled to such shares as compensation for alleged consulting services performed. The Company disputes their claim and intends to vigorously defend against this action. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of March 31, 2025.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

On May 31, 2023, Ramon Ricardo Castellanos Saenz and Miriam Ortiz brought an action against the Company in the Ontario Superior Court of Justice claiming that the Company is obligated to issue 1,500,000 common shares (pre-splits) each for a purchase price of $0.05 per share. The plaintiffs claim that they are entitled to such shares as compensation for alleged consulting services performed. The Company disputes their claim and intends to vigorously defend against this action. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of March 31, 2025.

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

On February 3, 2023, an action was brought in the Ontario Superior Court of Justice by Nathan Shantz and Liberacion e Inversiones S.A. against various parties including Clifford Starke, the Company's current CEO and FGH's former Chief Executive Officer, and FGH. The statement of claim alleges that, prior to the closing of the Arrangement, 8,831,109 FGH shares purportedly owned by the plaintiffs were wrongfully transferred to third parties, in part through alleged unauthorized steps taken by Mr. Starke. Plaintiffs seek, among other things, a declaration that they are the rightful owners of the shares or, in the alternative, damages. Against FGH, they claim a declaration that, by virtue of the alleged unauthorized transfer of shares, FGH acted oppressively and seek damages in the amount of $4.0 million. The defendants have brought motions to stay the proceedings on the grounds that the Ontario court lacks jurisdiction over the claim. In the event FGH should incur any losses in connection with this matter, such losses are to be indemnified by Mr. Starke subject to the maximum threshold of the indemnity agreement. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of March 31, 2025. As discussed in Note 3, on March 14, 2025, FGH made a voluntary assignment in bankruptcy pursuant to section 49 Bankruptcy and Insolvency Act (Canada), which triggered an automatic stay on these legal proceedings.

The total amount claimed against the former entities of FGH currently exceeds the maximum $5.0 million of the indemnification agreement. However, the Company is estimating the likelihood of loss in these cases will not exceed $4.3 million.

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

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Stock options	21	38
Warrants	2,384	2,384
Restricted stock awards	13	24
Stock appreciation rights	841	-
JustCBD potential additional shares to settle contingent consideration	632	632
Total anti-dilutive	3,891	3,078

16. FINANCIAL INSTRUMENTS

Fair value

The Company's financial instruments measured at amortized cost as at March 31, 2025 and December 31, 2024 consist of cash, trade and amounts receivable, loans receivable, trade payables, contingencies, accrued liabilities, lease liabilities, and debt and loans payable. The amounts reflected in the unaudited condensed interim consolidated statements of financial position approximate fair value due to the short-term maturity of these instruments.

Financial instruments recorded at the reporting date at fair value are classified into one of three levels based upon the fair value hierarchy. Items are categorized based on inputs used to derive fair value based on:

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2025 and 2024

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

The Company's contingent purchase considerations consist of the estimated fair value of contingent purchase consideration from the acquisitions of JustCBD in February 2022 and Original Hemp in March 2023. The amount for JustCBD is measured at FVPL as a Level 2 fair value financial instrument within the fair value hierarchy as at March 31, 2025. The fair value was determined using a simplified calculation which took the expected shares to be issued (632,484) multiplied by the Company's closing share price at March 31, 2025 ($0.61).  The amount for Original Hemp are measured at FVPL as a Level 3 fair value financial instrument within the fair value hierarchy as at March 31, 2025. The fair value was determined using discounted cash flow models utilizing two different rates, high (25.5%) and low (20.3%), to estimate the present value of the future cash outflows. As valuations of investments for which market quotations are not readily available are inherently uncertain, may fluctuate within short periods of time and are based on estimates, determination of fair value may differ materially from the values that would have resulted if a ready market existed for the investments. Such changes may have a significant impact on the Company's financial condition or operating results.

The following tables present information about the Company's financial instruments and their classifications as at March 31, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Fair value measurements at March 31, 2025 using:
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Contingent purchase consideration from asset acquisitions and business combinations	$-	$383	$148	$531

Fair value measurements at December 31, 2024 using:
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Contingent purchase consideration from asset acquisitions and business combinations	$-	$651	$184	$835

The less than $0.1 million change in the Level 3 contingent purchase consideration from the Original Hemp acquisition was recorded as a gain in the unrealized (gain) loss from changes in fair value on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

17.  SEGMENTED INFORMATION

The Company reports its financial results for the following two operating segments, which are also its reportable segments: commercial and wholesale (primarily the Phatebo and TruHC subsidiaries), which sell pharmaceutical products, and house of brands (primarily JustCBD and Vessel subsidiaries), which sells a mix of products across multiple categories including food and beverage, cannabis accessories and technology, personal care and wellness. TruHC, acquired in April 2024, is included in commercial and wholesale, while, AV, acquired in June 2024, and United, acquired in February 2025, are included in house of brands. These segments reflect how the Company's operations are managed, how the Company Chief Executive Officer, who is the chief operating decision maker, allocates resources and evaluates performance, and how the Company's internal management financial reporting is structured. The chief operating decision maker uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the segment or into other parts of the Company, such as for acquisitions. Net income is used to monitor actual results versus budget and prior year, which is used to assess the performance of the segment.

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

The following table shows information regarding the Company's segments for the three months ended March 31, 2025.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)
	Commercial & Wholesale	House of Brands	Corporate & Eliminations	Total

Revenue	$6,867	$5,965	$(1,046)	$11,786
Cost of sales	6,332	3,612	(1,046)	8,898
Gross profit	535	2,353	-	2,888
Consulting and management fees	427	1,126	348	1,901
Promotion and communication	1	793	111	905
Share based compensation	-	-	172	172
Depreciation and amortization	167	15	-	182
Impairment expense	-	-	46	46
Gain on disposal of insolvent subsidiaries	(11,632)	-	10,470	(1,162)
Changes in financial instruments fair value	-	(36)	(269)	(305)
Interest expense, net	25	21	5	51
Other segment items (1)	381	643	794	1,818
Net income (loss) before income taxes	11,166	(209)	(11,677)	(720)
Income taxes	38	-	-	38
Net income (loss) from continuing operations	$11,128	$(209)	$(11,677)	$(758)

The following table shows information regarding the Company's segments for the three months ended March 31, 2024.

	Commercial & Wholesale	House of Brands	Corporate & Eliminations	Total

Revenue	$11,342	$8,020	$(1,331)	$18,031
Cost of sales	10,735	4,773	(1,331)	14,177
Gross profit	607	3,247	-	3,854
Consulting and management fees	597	1,482	223	2,302
Promotion and communication	-	1,095	9	1,104
Share based compensation	-	-	10	10
Depreciation and amortization	9	65	-	74
Impairment expense	34	864	-	898
Interest expense, net	35	1	(14)	22
Changes in financial instruments fair value	-	-	607	607
Other segment items (1)	39	706	1,338	2,083
Net loss before income taxes	(107)	(966)	(2,173)	(3,246)
Income taxes	128	-	-	128
Net loss from continuing operations	$(235)	$(966)	$(2,173)	$(3,374)

(1)  Other segment items include professional fees, general and administrative, travel expenses, research and development, operating lease expense, bad debt expense, other expenses (net), and foreign exchange loss (income).

Other significant items and disaggregation by geographic area:

As at	March 31, 2025	December 31, 2024
Assets
Commercial & Wholesale	$10,582	$14,642
House of Brands	9,581	7,422
Corp & Eliminations	2,232	4,163
	$22,395	$26,227

	For the three months ended	For the three months ended
	March 31, 2025	March 31, 2024
Net Sales
United States	$4,663	$6,518
Germany	6,867	11,343
Australia	154	-
United Kingdom	102	170
	$11,786	$18,031

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

18. SUBSEQUENT EVENTS

MAY PRIVATE PLACEMENT

On May 2, 2025, the Company entered into a securities purchase agreement with certain investors (the "Investors") in connection with the issuance and sale by the Company to the Investors via a private placement (the "Private Placement") of an aggregate of 3,133,011 common shares of the Company, no par value per share at a purchase price of $0.30 per share (the "Common Shares") and 726,992 pre-funded warrants of the Company at a purchase price of $0.2999 per warrant (the "Pre-funded Warrants") each to purchase one Common Share which shall be immediately exercisable and expire when exercised in full, at an exercise price of $0.0001 per share. The Company has agreed to file a registration statement on Form S-3 within fifteen (15) calendar days following the closing date of the Private Placement.

The Company will reimburse the Investors a non-accountable amount of less than $0.1 million for all costs and expenses of outside counsel and disbursements of Bevilacqua PLLC, counsel to one of the Investors, which shall be withheld by such Investor from its purchase price at the closing date of the Private Placement.

The net proceeds from the sale of the Common Shares and Pre-funded Warrants were approximately $1.1 million after deducting estimated expenses relating to the Private Placement. The Company intends to use $0.4 million of the net proceeds from the Private Placement to purchase Solana, $0.4 million to purchase Ethereum, $0.1 million to purchase Sui, $0.1 million to purchase Ripple, and the balance for general corporate and working capital purposes and to pay any fees and expenses in connection with the issuance of the Common Shares and the Pre-funded Warrants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented. This discussion should be read in conjunction with (a) our unaudited condensed consolidated financial statements and related notes contained elsewhere in Part I, Item 1, "Financial Statements" of this Quarterly Report, and (b) Part I, Item 1A "Risk Factors", Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes in our 2024 Annual Report. As discussed in the section above titled "Cautionary Statement Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included under Part II, Item 1A below and included under Part I, Item 1A in our 2024 Annual Report.

Amounts are expressed in United States dollars ("$" or "USD") unless otherwise stated to be in Euro ("€"). Amounts stated in foreign currencies include approximate USD amounts based on exchange rates on March 31, 2025. Variance, ratio, and percentage changes in this section are based on unrounded numbers. This section reports the Company's activities through March 31, 2025, unless otherwise indicated.

Overview of our Business

We are a multi-national cannabis company that manufactures and distributes consumer packaged goods and distributes medicinal cannabis and pharmaceutical products. Flora exists to create a world where the benefits of cannabis are accessible to everyone. Our business strategy is built on two core pillars: House of Brands and Commercial & Wholesale. This strategy allows us to access to markets around the globe based on the legal standing of cannabis in the geographical locations in which we operate. Our approach to executing our strategy enables us to develop distribution networks, build customer bases, establish operations as regulatory frameworks evolve and allow for expanded access to cannabis and its derivatives.

Our brand portfolio consists of a mix of products across multiple categories, including food and beverage, nutraceuticals, cannabis accessories and technology, personal care, and wellness. Flora's consumer packaged goods brands allow Flora to move assertively into nascent markets, develop customer bases and distribution channels, and gather consumer insights that would not be possible with traditional cannabis sales alone. Through this channel we seek to build loyalty, credibility and enjoy healthy margins that help to support the rapid growth of our business.

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

Australian Vaporizers ("AV") was founded in 2010 and has become a prominent online retailer of vaporizers, hardware, and accessories in Australia. AV is one of the leading online authorities for aromatherapy products, specializing in dry herb vaporizers. It provides vapes, accessories and knowledge to enthusiasts and newcomers alike. Its website www.australianvaporizers.com.au is a popular destination in the country with a large database of satisfied customers.

During 2025, we acquired United Beverage Distribution Inc. ("United"). United was founded in 2024 and is a distributor of cannabis-infused drinks. It holds supply agreements with several large national and regional beverage retailers.

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

Consistent profitability and positive operating cash flows. A key determinant of the Company's success is to deliver profitable results and positive cashflows from operating activities. The Company's results have not yet achieved the prerequisite consistency to achieve self-sufficiency. Since its inception, only the third quarter of 2023 yielded net income and positive cashflows from operating activities. There is no assurance that the Company will be able to produce adequate levels of sustained profitability and become cash flow positive. These factors, amongst others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 of the Company's unaudited condensed interim consolidated financial statements for the three months ended March 31, 2025. For more information, see Item 1A "Risk Factors" in the Company's 2024 Annual Report.

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

Diversification of cashflows.Our sources of cash are diversified across geographic and product lines. Revenues are concentrated primarily in Germany and the United States, spanning pharmaceuticals, hemp and non-hemp consumer products and medicinal cannabis.

International cannabis developments.Flora's growth is embedded in the expansion, regulation and legalization of medicinal and recreational cannabis and cannabis derivative products across the world. While medicinal cannabis has been regulated at the federal level in multiple countries, the Company is focused on the most robust markets in Germany and the European Union. We remain tuned to international developments as potentially lucrative medicinal cannabis markets open.

Product evolution and brand acceptance.As the cannabis industry continues to change, divergent regulations and the corresponding resources required to introduce high-quality products are expected to impact our market share. Gaining access to continuously evolving and superior products remains a critical success factor. Our ultimate ability to produce and acquire products meeting stringent quality control standards drives the extent of consumer acceptance. Furthermore, the intrinsic value within our brands, including JustCBD and Vessel, is subject to evolving consumer sentiment.

Regulatory proficiency and adoption.The markets in which Flora operates are highly regulated and require extensive experience in navigating the associated complexities. We have assembled a team with deep knowledge of the regulatory and governance environments in which the Company operates. Fundamental expertise entails compliance with product approvals, import permits, export permits, distribution licenses and other pertinent licenses.

Integration of acquired companies.Our growth has been fueled substantially by the acquisition of JustCBD, Vessel and Phatebo. Our continued ability to extract incremental synergies from a group of diversified entities is a key determinant of our ability to expand organically.

Public Company Costs

We are a public company which requires additional staff and the implementation of processes and procedures to address public company regulatory requirements and customary practices. We expect to continue to incur substantial additional annual expenses for, among other things, directors' and officers' liability insurance and additional internal and external costs for investor relations, accounting, audit, legal, and other functions.

Minimum Bid Price Requirement

On February 25, 2025, the Company was notified by the Nasdaq Stock Market, LLC ("Nasdaq") that it was not in compliance with the minimum bid price requirement of $1.00 per share for 30 consecutive business days as set forth in Rule 5550(a)(2) of the Nasdaq Listing Rules (the "Minimum Bid Price Requirement"). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until August 25, 2025, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the Company will need to maintain a minimum closing bid price of $1.00 or more for at least 10 consecutive trading days before August 25, 2025, unless Nasdaq Listing Qualifications Department exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). If the Common Shares do not achieve compliance by August 25, 2025, the Company may be eligible for an additional 180-day period to regain compliance, provided that it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards of the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period, for example, by effecting a reverse stock split, if necessary.

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
  Share-based compensation includes the cost of vesting of the Company's equity awards, including share options, restricted share awards, and stock appreciation rights.
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
  Gain on disposal of insolvent subsidiaries includes the difference between the fair value of any consideration received and the carrying values of the net assets of subsidiaries that have been deconsolidated as a result of filing for bankruptcy.
  Other expenses (income), net include miscellaneous expenses that do not fit the criteria for recognition in another category.

Non-Operating (Income) Expenses

Non-operating expenses include interest income and expenses, foreign exchange losses and unrealized losses and gains from changes in fair value. Interest is primarily related to the Company's lease liabilities and operating lines of credit. Foreign exchange is largely related to the revaluation of balances denominated in foreign currencies to U.S. dollars. Unrealized losses and gains from changes in fair value pertain to fluctuations in the fair values of the Company's investments and liabilities.

Income Tax

Income tax consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Results of Operations

The following tables provide sets forth the Company's consolidated results of operations for the three months ended March 31, 2025 and 2024 (in thousands). The period-to-period comparisons of the Company's historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data have been derived from our unaudited condensed interim consolidated financial statements for the three months ended March 31, 2025 and 2024 included elsewhere in this Quarterly Report.

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Revenue	$11,786	$18,031
Cost of sales	8,898	14,177
Gross profit	2,888	3,854
Consulting and management fees	1,901	2,302
Professional fees	583	453
General and administrative	470	442
Promotion and communication	905	1,104
Travel expenses	98	69
Share based compensation	172	10
Research and development	113	47
Operating lease expense	167	165
Depreciation and amortization	182	74
Bad debt expense	71	47
Asset impairment	46	898
Gain on disposal of insolvent subsidiaries	(1,162)	-
Other (income) expenses, net	319	728
Operating loss	(977)	(2,485)
Non-operating (income) expenses	(257)	761
Net loss before taxes	(720)	(3,246)
Income tax	38	128
Net loss for the period	$(758)	$(3,374)

For the Three Months Ended March 31, 2025 and 2024

Insolvency of Certain Canadian and German Subsidiaries

On March 14, 2025, each of Franchise Global Health Inc., Franchise Cannabis Corp., CBDMed Therapeutics Inc., Harmony Health One Inc., 1200325 B.C. Ltd., and Fayber Technologies Inc. (collectively, the "Canadian insolvent subsidiaries") made a voluntary assignment in bankruptcy pursuant to section 49 Bankruptcy and Insolvency Act (Canada) in the appropriate Canadian jurisdictions. On March 18, 2025, ACA Mueller ADAG Pharma Vertriebs GmbH, Sativa Verwaltungs GmbH, and Sativa Verwaltungs GmbH and Co. KG (together "the German insolvent subsidiaries") each made filings for insolvency proceedings under German insolvency laws in Kontanz, Germany. Each of the Canadian insolvent subsidiaries and the German insolvent subsidiaries was a direct or indirect subsidiary of the Company and was part of the Company's acquisition of FGH in December 2022. The Company supported the insolvencies as part of ongoing strategic changes to cut costs and streamline operations. The combined net loss and comprehensive loss of the Canadian insolvent subsidiaries and the German insolvent subsidiaries was less than $0.1 million and $0.3 million in the three months ended March 31, 2025 and 2024, respectively.

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

Revenue

Revenue totaled $11.8 million and $18.0 million for the three months ended March 31, 2025 and 2024, respectively. The decrease was primarily driven by the following:

  Phatebo contributed $6.9 million in the three months ended March 31, 2025 compared to $11.3 million in the three months ended March 31, 2024.
  JustCBD contributed $3.5 million in the three months ended March 31, 2025 compared to $5.4 million in the three months ended March 31, 2024.
  Vessel contributed $1.2 million in the three months ended March 31, 2025, compared to $1.3 million in the three months ended March 31, 2024.
  These decreases were partially offset by the acquisitions of AV and United, which contributed $0.2 million and $0.1 million, respectively, in the three months ended March 31, 2025, compared to $nil in the three months ended March 31, 2024.

Gross Profit

Gross profit totaled $2.9 million and $3.9 million for the three months ended March 31, 2025 and 2024, respectively. The decrease was primarily driven by the decreased sales at JustCBD, which contributed $1.6 million in the three months ended March 31, 2025 compared to $2.7 million in the three months ended March 31, 2024. As a percentage of net sales, or gross margin, the Company reported 25% and 21% for the three months ended March 31, 2025 and 2024, respectively. The increase is primarily due to favorable mix, with decreased sales at Phatebo which distributes relatively lower margin pharmaceuticals.

Operating Expenses

Operating expenses totaled $3.9 million and $6.3 million for the three months ended March 31, 2025 and March 31, 2024, respectively. The decrease is driven by a $1.2 million gain on the disposal and deconsolidation of insolvent subsidiaries, as well as lower headcount-related costs and asset impairments.

Consulting and Management Fees

Consulting and management fees were $1.9 million for the three months ended March 31, 2025 compared to $2.3 million for the three months ended March 31, 2024. These fees are related to employment and consulting contracts with most of the Company's management, as well as directors. The decrease is primarily due to a reduction in the Company's total headcount across all its business units.

Professional Fees

Professional fees totaled $0.6 million for the three months ended March 31, 2025 compared to less than $0.5 million for the three months ended March 31, 2024. These expenses are associated with legal, accounting and audit services.

General and Administrative Expenses

General and administrative expenses totaled $0.5 million for the three months ended March 31, 2025 compared to $0.4 million for the three months ended March 31, 2024. The primary expenses included in both periods were filing services and shareholder communications, as well as professional dues and subscriptions.

Promotion and Communication Expenses

Promotion and communication expenses totaled $0.9 million for the three months ended March 31, 2025 compared to $1.1 million for the three months ended March 31, 2024. The decrease is due to reduced sales as well as cost-cutting initiatives by the Company aimed at the minimization of corporate overhead. Promotion expenses incurred in the period largely relate to the nature of JustCBD's business model, which is centered around promoting its products as a method for stimulating revenue growth.

Travel Expenses

Travel expenses totaled $0.1 million for both the three months ended March 31, 2025 and the three months ended March 31, 2024. These expenses were for various trips related to the subsidiaries and the Company's promotional activities.

Share-based Compensation Expenses

Share based compensation expenses totaled less than $0.2 million for the three months ended March 31, 2025 compared to less than $0.1 million for the three months ended March 31, 2024. These expenses represent the amortization of the fair value of share-based payments. The increase is due to the grant of stock appreciation rights to key employees during the year ended December 31, 2024.

Research and Development Expenses

Research and development expenses totaled $0.1 million for the three months ended March 31, 2025 compared to less than $0.1 million for the three months ended March 31, 2024. Research and development expenses consist primarily of contract research fees, manufacturing, consultant fees, and costs related to the launch of new brands for the Vessel business.

Operating Lease Expenses

Operating lease expenses totaled $0.2 million for both the three months ended March 31, 2025 and March 31, 2024.

Depreciation and Amortization Expense

Depreciation and amortization expenses totaled $0.2 million for the three months ended March 31, 2025 compared to $0.1 million for the three months ended March 31, 2024. The increase is primarily due to the recent acquisitions of TruHC and United.

Bad Debt Expense

Bad debt expense totaled $0.1 million for the three months ended March 31, 2025 compared to less than $0.1 million for the three months ended March 31, 2024. The amounts reflect the Company's estimate of lifetime expected losses related to outstanding trade receivables.

Asset Impairment

Asset impairment totaled less than $0.1 million for the three months ended March 31, 2025 compared to $0.9 million for the three months ended March 31, 2024. The amount in 2025 represents impairment of an operating lease right of use asset in Florida. The amount in 2024 represents impairment of operating lease right of use assets and property, plant and equipment at Vessel.

Gain on Disposal of Insolvent Subsidiaries

Gain on disposal of insolvent subsidiaries totaled $1.2 million for the three months ended March 31, 2025 compared to $nil for the three months ended March 31, 2024. The gain was the result of certain subsidiaries of the Company filing for bankruptcy during the three months ended March 31, 2025. The Company deconsolidated these subsidiaries when it lost control upon each subsidiaries’ filing for bankruptcy.

Other (Income) Expenses

Other expense totaled $0.3 million for the three months ended March 31, 2025 compared to $0.7 million for the three months ended March 31, 2024. For both periods, this income and expense consists mainly of insurance, repairs and maintenance and royalties partially offset by miscellaneous incomes. The decrease in expense in the three months ended March 31, 2025 was driven by reduced royalty fees.

Non-operating (Income) Expenses

Flora realized $0.3 million in non-operating income for the three months ended March 31, 2025 compared to non-operating expense of $0.8 million for the three months ended March 31, 2024. This income and expense consist of unrealized (gains) losses from changes in fair value, interest (income) expense and foreign exchange loss (gain). The increase in income is primarily due to a $0.3 million gain on the value of the contingent consideration related to the JustCBD and Original Hemp acquisitions during the three months ended March 31, 2025 compared to a $0.6 million loss during the three months ended March 31, 2024.

Income Tax

We recognized less than $0.1 million and $0.1 million in income tax expense for the three months ended March 31, 2025 and 2024, respectively. Our effective tax rate during the periods ended March 31, 2025 and 2024 was -5.3% and -3.9%, respectively. We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we consider such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to believe our deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance remains recorded against net deferred taxes as of March 31, 2025 and 2024.

Net Loss

Flora recorded a net loss of $0.8 million for the three months ended March 31, 2025 compared to a net loss of $3.4 million for the three months ended March 31, 2024. This decrease in net loss is driven by a $1.2 million gain on the disposal and deconsolidation of insolvent subsidiaries as well as lower operating expenses of $1.3 million.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-U.S. GAAP financial measures that do not have any standardized meaning prescribed by U.S. GAAP and may not be comparable to similar measures presented by other companies. We calculate EBITDA as total net income (loss), plus (minus) income taxes (recovery), plus (minus) interest expense (income), plus depreciation and amortization. We calculate Adjusted EBITDA as EBITDA plus (minus) non-operating expense (income), plus share based compensation expense, plus asset impairment charges, plus (minus) unrealized loss (gain) from changes in fair value, plus charges related to the flow-through of inventory step-up on business combinations, plus other acquisition and transaction costs. Management believes that EBITDA and Adjusted EBITDA provide meaningful and useful financial information as these measures demonstrate the operating performance of the business.

The reconciliation of the Company's Adjusted EBITDA, a non-U.S. GAAP financial measure, to net income (loss), the most directly comparable U.S. GAAP financial measure, for the three months ended March 31, 2025 is presented in the table below:

(In thousands of United States dollars)	JustCBD	United	Vessel	Germany (3)	AV	Corporate & Other	Consolidated
Net income (loss)	$118	$(54)	$(253)	$(498)	$(20)	$(51)	$(758)
Income tax expense	-	-	-	38	-	-	38
Interest expense (income)	22	1	(2)	25	-	5	51
Depreciation and amortization	10	1	1	167	3	-	182
EBITDA	150	(52)	(254)	(268)	(17)	(46)	(487)
Non-operating income (1)	(2)	-	-	-	-	(1)	(3)
Share based compensation	-	-	-	-		172	172
Asset impairment	-	-	-	-	-	46	46
Unrealized gain from changes in fair value (2)	(36)	-	-	-	-	(269)	(305)
Charges related to the flow-through of inventory step-up on business combinations	-	27	-	-	-	-	27
Other acquisition and transaction costs	-	-	-	-	-	16	16
Adjusted EBITDA	$112	$(25)	$(254)	$(268)	$(17)	$(82)	$(534)

The reconciliation of the Company's Adjusted EBITDA, a non-U.S. GAAP financial measure, to net income (loss), the most directly comparable U.S. GAAP financial measure, for the three months ended March 31, 2024 is presented in the table below:

(In thousands of United States dollars)	JustCBD	Vessel	Phatebo	Corporate & Other	Consolidated
Net income (loss)	$110	$(1,077)	$(6)	$(2,401)	$(3,374)
Income tax expense	-	-	64	64	128
Interest expense (income)	-	-	36	(14)	22
Depreciation and amortization	48	17	6	3	74
EBITDA	158	(1,060)	100	(2,348)	(3,150)
Non-operating loss (1)	1	-	-	131	132
Share based compensation	-	-	-	10	10
Asset impairment	-	864	-	34	898
Unrealized loss from changes in fair value (2)	-	-	-	607	607
Adjusted EBITDA	$159	$(196)	$100	$(1,566)	$(1,503)

(1) Non-operating loss (income) includes foreign exchange losses (gains).

(2) Unrealized (gain) loss from changes in fair value includes changes in the value of the Company's contingent consideration associated with its acquisition of JustCBD.

(3) Germany includes the Company's main operating entities in Germany, Phatebo and TruHC

Liquidity and Capital Resources

Since the Company's inception, we have funded our operations and capital spending through cash flows from product sales and proceeds from the sale of our capital stock. The Company is generating cash from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support our business growth and expansion. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and unaudited condensed interim consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows in the foreseeable future. Our current principal sources of liquidity are cash and cash equivalents provided by our operations and prior equity offerings. Cash consists primarily of cash on deposit with banks. Cash was $3.7 million and $6.1 million as of March 31, 2025, and December 31, 2024, respectively. As of March 31, 2025, the Company's current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they come due within twelve months from the date the unaudited condensed interim consolidated financial statements were issued. The unaudited condensed interim consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's ability to execute its operating plans depends on its ability to obtain additional funding through equity offerings, debt financing, or other forms of financing to meet planned growth requirements and to fund future operations, which may not be available on acceptable terms, or at all. If we are unable to raise the requisite funds, we will need to curtail or cease operations. See Note 2 to the Company's unaudited condensed interim consolidated financial statements included elsewhere in this Quarterly Report and to the Company's audited consolidated financial statements for the years ended December 31, 2024, and 2023, included in the 2024 Annual Report, for more information, and "Part I., Item IA Risk Factors - Management has performed an analysis of our ability to continue as a going concern, and has determined that, based on our current financial position, there is a substantial doubt about our ability to continue as a going concern" in the Company's 2024 Annual Report. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In the long term, we will be required to obtain additional financing to fund our current planned operations, which may consist of incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. There can be no assurance that the Company will be able to obtain additional funds on terms acceptable to it, on a timely basis or at all. The failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the results of operations, and financial condition. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing shareholders will be diluted. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

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

(In thousands of United States dollars)	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Cash used in operating activities	$(2,728)	$(1,340)
Cash from financing activities	-	1,188
Cash from (used) in investing activities	437	(88)
Effect of exchange rate change	(50)	46
Change in cash during the period	(2,341)	(194)
Cash, beginning of period	6,052	4,385
Cash, end of period	$3,711	$4,191

Cash used in Operating Activities

Net cash used in operating activities in the three months ended March 31, 2025 was $2.7 million compared to net cash used in operating activities of $1.3 million for the three months ended March 31, 2024. Cash flows used in operating activities for the periods ended March 31, 2025 and 2024 were due primarily to operating expenses exceeding the gross profit for the periods.

Cash provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 totaled $nil compared to $1.2 million for the three months ended March 31, 2024. During the three months ended March 31, 2025, net borrowings on the credit facilities in Germany through the Company's Phatebo subsidiary were $nil. Cash flows provided from financing activities for the period ending March 31, 2024 were due to net borrowings on the credit facilities in Germany through the Company's Phatebo subsidiary.

Cash provided (used) in Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 totaled $0.4 million compared to net cash used in investing activities during the three months ended March 31, 2024 of $0.1 million. Cash flows provided by investing activities for the period ended March 31, 2025 were primarily related to the acquisition of United. Cash flows used in investing activities for the period ended March 31, 2024 were primarily related to the purchases of property, plant and equipment.

Working Capital

As of March 31, 2025, we had working capital of $0.6 million, including $3.7 million of cash. The Company's primary cash flow needs are for the development of its operating activities, administrative expenses and for general working capital to support growing sales with related receivables and payables.

Funding Requirements

Our continued existence is dependent on our ability to generate positive cash flows through synergies within our operations, expanding our production capacity and geographic footprint, exploring strategic partnerships, and pursuing accretive acquisitions to supplement our organic growth. We are committed to attaining a level of sustained growth that will effectively offset our overhead costs, thereby paving the path to achieving profitability. We will be required in the future to raise additional capital through either equity or debt financings. To date, we have raised capital through multiple equity offerings. There were no equity offerings in the periods ended March 31, 2025 and March 31, 2024. On May 2, 2025, the Company closed a private placement offering of 3,133,011 units of the Company at a price of $0.30 per unit for gross proceeds of $1.2 million, of which the Company immediately invested $1.0 million in cryptocurrencies. On December 16, 2024, the Company closed a registered direct offering of 2,850,000 units of the Company at a price of $1.25 per unit for gross proceeds of $3.6 million. On December 10, 2024 and December 11, 2024, the Company sold an aggregate of 425,000 of the Company's common shares at a price of $1.67 per Common Share for gross proceeds of $0.7 million pursuant to separate subscription agreements entered into between the Company and certain institutional investors. On April 8, 2024, the Company closed a registered direct offering of 1,700,000 Common Shares of the Company at a price of $1.90 per Common Share for gross proceeds of $3.2 million.

Debt

In addition to the equity offerings described above, the Company also has access to credit facilities through its Phatebo subsidiary. The credit facilities total €2.4 million with three different German banks and are secured by default guarantees. On March 31, 2025, the outstanding amount was €2.0 million ($2.2 million USD) and was due within the next twelve months. The credit facilities have interest rates ranging from 5.15% to 5.19% per year and does not have a set maturity date. The interest rate is reset every time a new amount is drawn.

As part of the acquisition of United on February 4, 2025, the Company issued promissory notes with five-year maturities that accrue interest at a rate of 6% per annum in an aggregate principal amount of $2.1 million issued to a group of shareholders of United on January 30, 2025. The promissory notes require the first payments of principal and interest to be made in February 2026. As of March 31, 2025, the total outstanding amount of these promissory notes was $2.2 million, $0.1 million of which is due within the next 12 months as of the date hereof. Of the total amount outstanding at March 31, 2025, $1.3 million was owed to the Related Parties. These promissory notes were secured by payments guarantees and a default interest rate of 11% upon default.

Off-Balance Sheet Arrangements

As of March 31, 2025, the Company did not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on its results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Contractual Obligations

At March 31, 2025, the Company had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

(In thousands of United States dollars)	Total	Less than 1 Year	1 - 3 Years	More than 3 Years
Sales tax (1)	$2,626	$2,626	$-	$-
Contingent purchase consideration (2)	531	531	-	-
Operating lease obligations (3)	3,554	830	1,896	828
Debt (4)	4,753	2,296	1,255	1,202
Total	$11,464	$6,283	$3,151	$2,030

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

Critical Accounting Estimates

For information regarding our critical accounting policies and estimates, see "Critical Accounting Estimates" included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Annual Report.

Recently Adopted Accounting Principles

There were no new accounting standards issued during the three months ended March 31, 2025 that impacted the Company. See Note 3, Significant Accounting Policies, of the notes to the consolidated financial statements for the year ended December 31, 2024 for a discussion of recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and the regulations promulgated thereunder) as of March 31, 2025 (the "Evaluation Date"). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings described in Item 3 of our 2024 Annual Report, other than as disclosed in Note 14 of the Company's unaudited condensed interim consolidated financial statements, included in Item 1 of Part I of this Quarterly Report.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans.

During the three months ended March 31, 2025, none of the directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of Flora Growth Corp.	1-A	2.1	10/10/2019

3.2	Articles of Amendment of Flora Growth Corp. effective April 30, 2021	F-1	3.3	11/16/2021

3.3	Articles of Amendment of Flora Growth Corp. effective June 9, 2023	8-K	3.1	07/07/2023

3.4	Bylaw No. 1-A of Flora Growth Corp.	6-K	99.3	07/06/2022

4.1	Form of Unit Warrant	F-1	4.5	11/16/2021

4.2	Form of Investor Warrant	6-K	4.1	12/13/2022

4.2	Form of Placement Agent Warrant	6-K	4.2	12/13/2022

4.4	Form of Investor Warrant	8-K	4.1	09/21/2023

4.5	Form of Placement Agent Warrant	8-K	4.2	09/21/2023

4.6	Form of Warrant Amendment	8-K	10.3	09/21/2023

4.7	Form of Promissory Note of Flora Growth Corp., dated January 30, 2025	8-K	10.2	02/05/2025

4.8	Form of Pre-funded Warrant dated May 2, 2025	8-K	4.1	05/02/2025

10.1	Share Purchase Agreement dated January 30, 2025	8-K	10.1	02/05/2025

10.2	Form of Securities Purchase Agreement dated May 2, 2025	8-K	10.1	05/02/2025

31.1*	Certification of Principal Executive Officer of Flora Growth Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer of Flora Growth Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer of Flora Growth Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer of Flora Growth Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

# Indicates management contract or compensatory plan or arrangement.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 13, 2025		Flora Growth Corp.

	By:	/s/ Clifford Starke
Clifford Starke
Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2025	By:	/s/ Dany Vaiman
Dany Vaiman
Chief Financial Officer (Principal Financial and Accounting Officer)