Form 10-Q
period 2025-06-30
Flora Growth Corp.
filed 2025-08-01
CIK 1790169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2025

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
Yes ☐  No ☒

As of July 28, 2025, the registrant had 22,568,653 shares of its common shares, no par value ("common shares") outstanding.

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

PART I

Item 1. Financial Statements

Flora Growth Corp.

Table of Contents

Unaudited Condensed Interim Consolidated Financial Statements:	Page

Unaudited Condensed Interim Consolidated Statements of Financial Position as of June 30, 2025 and December 31, 2024	5

Unaudited Condensed Interim Consolidated Statements of Loss and Comprehensive Loss for the Three and Six Months Ended June 30, 2025 and 2024	6

Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders' Equity (Deficiency) for the Three and Six Months Ended June 30, 2025 and 2024	7

Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024	8

Notes to Unaudited Condensed Interim Consolidated Financial Statements	9

Flora Growth Corp.
Unaudited Condensed Interim Consolidated Statements of Financial Position
(in thousands of United States dollars, except share amounts which are in thousands of shares)
As at:	June 30, 2025	December 31, 2024
ASSETS
Current
Cash	$1,471	$6,017
Restricted cash	35	35
Trade and amounts receivable, net of $938 allowance ($611 at December 31, 2024)	5,088	3,061
Prepaid expenses and other current assets	661	638
Indemnification receivables	-	4,241
Inventory	4,801	5,771
Digital assets	1,141	-
Total current assets	13,197	19,763
Non-current
Property, plant and equipment	414	312
Operating lease right of use assets	1,475	1,297
Intangible assets	2,718	2,746
Goodwill	4,698	2,006
Other assets	165	103
Total assets	$22,667	$26,227
LIABILITIES
Current
Trade payables	$3,807	$5,464
Contingencies	3,151	6,936
Current portion of debt	2,755	2,080
Current portion of debt - related parties	226	-
Current portion of operating lease liability	833	791
Contingent purchase considerations	515	835
Other accrued liabilities	2,521	2,726
Total current liabilities	13,808	18,832
Non-current
Non-current portion of debt	326	-
Non-current portion of debt - related parties	1,669	-
Non-current operating lease liability	1,965	2,029
Deferred tax	876	856
Total liabilities	18,644	21,717
SHAREHOLDERS' EQUITY
Share capital, no par value, unlimited authorized, 22,569 issued and outstanding (18,512 at December 31, 2024)	-	-
Additional paid-in capital	165,082	162,871
Accumulated other comprehensive income (loss)	251	(221)
Deficit	(161,310)	(158,140)
Total shareholders' equity	4,023	4,510
Total liabilities and shareholders' equity	$22,667	$26,227

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements. Commitments and contingencies - see Note 16. Going concern - see Note 2.

Flora Growth Corp. Unaudited Condensed Interim Consolidated Statements of Loss and Comprehensive Loss (in thousands of United States dollars, except per share amounts which are in thousands of shares)
	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Revenue	$14,796	$15,683	$26,582	$33,714
Cost of sales	11,966	12,516	20,864	26,693
Gross profit	2,830	3,167	5,718	7,021
Operating expenses
Consulting and management fees	2,202	2,349	4,103	4,651
Professional fees	707	1,146	1,290	1,599
General and administrative	760	587	1,230	1,029
Promotion and communication	945	1,125	1,850	2,229
Travel expenses	106	123	204	192
Share based compensation	172	12	344	22
Research and development	73	62	186	109
Operating lease expense	162	199	329	364
Depreciation and amortization	195	257	377	331
Bad debt expense	259	172	330	219
Asset impairment	-	160	46	1,058
Gain on disposal of insolvent subsidiaries	-	-	(1,162)	-
Other (income) expenses, net	(185)	513	134	1,241
Total operating expenses	5,396	6,705	9,261	13,044
Operating loss	(2,566)	(3,538)	(3,543)	(6,023)
Interest expense (income)	96	(25)	147	(3)
Foreign exchange (gain) loss	(56)	51	(59)	183
Unrealized gain from changes in fair value	(146)	(872)	(451)	(265)
Net loss before income taxes	(2,460)	(2,692)	(3,180)	(5,938)
Income tax (benefit) expense	(48)	(35)	(10)	93
Net loss for the period	(2,412)	(2,657)	(3,170)	(6,031)
Net loss attributable to noncontrolling interest	-	(27)	-	(27)
Net loss attributable to Flora Growth	$(2,412)	$(2,630)	$(3,170)	$(6,004)

Basic loss per share attributable to Flora Growth Corp.	$(0.11)	$(0.21)	$(0.16)	$(0.57)
Diluted loss per share attributable to Flora Growth Corp.	$(0.11)	$(0.21)	$(0.16)	$(0.57)
Weighted average number of common shares outstanding - basic	21,454	12,278	20,265	10,597
Weighted average number of common shares outstanding - diluted	21,454	12,278	20,265	10,597
Other comprehensive loss
Net loss for the period	$(2,412)	$(2,657)	$(3,170)	$(6,031)
Derecognition of equity related to insolvent subsidiaries, net of income taxes of $nil ($nil in 2024)	-	-	(595)	-
Foreign currency translation, net of income taxes of $nil ($nil in 2024)	447	(19)	1,067	8
Comprehensive loss for the period	(1,965)	(2,676)	(2,698)	(6,023)
Comprehensive loss attributable to noncontrolling interest	-	(27)	-	(27)
Comprehensive loss	$(1,965)	$(2,649)	$(2,698)	$(5,996)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Flora Growth Corp.
Unaudited Condensed Interim Consolidated Statement of Shareholders' Equity (Deficiency)
(in thousands of United States dollars, except for share amounts which are in thousands of shares)
	Common Shares		Additional paid-in Capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Non- controlling interests in subsidiaries (deficiency)	Shareholders' equity (deficiency)
	#
For the six months ended June 30, 2025
Balance, December 31, 2024	18,512	$-	$162,871	$(221)	$(158,140)	$-	$4,510
Equity offerings	3,133	-	1,158	-	-	-	1,158
Equity offering issuance costs	-	-	(104)	-	-	-	(104)
Equity issued for business combinations	924	-	813	-	-	-	813
Restricted stock vested	-	-	17	-	-	-	17
SARs vested	-	-	327	-	-	-	327
Derecognition of equity related to insolvent subsidiaries	-	-	-	(595)	-	-	(595)
Other comprehensive loss - exchange differences (net of income taxes of $nil)	-	-	-	1,067	-	-	1,067
Net loss	-	-	-	-	(3,170)	-	(3,170)
Balance, June 30, 2025	22,569	$-	$165,082	$251	$(161,310)	$-	$4,023
For the three months ended June 30, 2025
Balance, March 31, 2025	19,436	$-	$163,852	$(196)	$(158,898)	$-	$4,758
Equity offerings	3,133	-	1,158	-	-	-	1,158
Equity offering issuance costs	-	-	(101)	-	-	-	(101)
Restricted stock vested	-	-	9	-	-	-	9
SARs vested	-	-	164	-	-	-	164
Other comprehensive loss - exchange differences (net of income taxes of $nil)	-	-	-	447	-	-	447
Net loss	-	-	-	-	(2,412)	-	(2,412)
Balance, June 30, 2025	22,569	$-	$165,082	$251	$(161,310)	$-	$4,023
For the six months ended June 30, 2024
Balance, December 31, 2023	8,935	$-	$149,093	$(140)	$(142,549)	$-	$6,404
Common stock offerings	1,700	-	3,230	-	-		3,230
Common stock offering issuance costs	-	-	(375)	-	-	-	(375)
Equity issued for business combinations	2,685	-	3,969	-	-	991	4,960
Equity issued for other agreements	50	-	55	-	-	-	55
Options vested	-	-	5	-	-	-	5
Options forfeited	-	-	(316)	-	316	-	-
Restricted stock vested	-	-	26	-	-	-	26
Restricted stock cancelled	(3)	-	(9)	-	-	-	(9)
Other comprehensive loss - exchange differences (net of income taxes of $nil)	-	-	-	8	-	-	8
Net loss	-	-	-	-	(6,004)	(27)	(6,031)
Balance, June 30, 2024	13,367	$-	$155,678	$(132)	$(148,237)	$964	$8,273
For the three months ended June 30, 2024
Balance, March 31, 2024	8,982	$-	$148,871	$(113)	$(145,620)	$-	$3,138
Common stock offering	1,700	-	3,230	-	-	-	3,230
Common stock offering issuance costs	-	-	(391)	-	-	-	(391)
Equity issued for business combinations	2,685	-	3,969	-	-	991	4,960
Options forfeited	-	-	(13)	-	13	-	-
Restricted stock vested	-	-	12	-	-	-	12
Other comprehensive loss - exchange differences (net of income taxes of $nil)	-	-	-	(19)	-	-	(19)
Net loss	-	-	-	-	(2,630)	(27)	(2,657)
Balance, June 30, 2024	13,367	$-	$155,678	$(132)	$(148,237)	$964	$8,273

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Flora Growth Corp.
Unaudited Condensed Interim Consolidated Statement of Cash Flows
(in thousands of United States dollars)
	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Cash flows from operating activities:
Net loss	$(3,170)	$(6,031)
Adjustments to net loss:
Depreciation and amortization	377	331
Share based compensation	344	22
Inventory impairments through costs of sales	291	1,031
Asset impairments	46	1,058
Changes in financial instruments at fair value	(451)	(265)
Bad debt expense	330	219
Loss on asset disposals	18	-
Gain on disposal of insolvent subsidiaries	(1,229)	-
Interest expense	147	(3)
Interest paid	(93)	3
Income tax	(10)	93
	(3,400)	(3,542)
Net change in non-cash working capital:
Trade and other receivables	(2,380)	(605)
Inventory	846	1,152
Prepaid expenses and other assets	(120)	328
Trade payables and accrued liabilities	(562)	1,062
Net cash used in operating activities	(5,616)	(1,605)

Cash flows from financing activities:
Equity instruments issued	1,158	3,230
Equity issue costs	(66)	(398)
Loan borrowings	2,766	4,393
Loan repayments	(2,346)	(3,857)
Net cash provided by financing activities	1,512	3,368

Cash flows from investing activities:
Purchase and sale of digital assets	(1,010)	-
Purchases of property, plant and equipment and intangible assets	(89)	(114)
Net cash on asset disposals	2	17
Cash acquired in business combination	461	64
Net cash used in investing activities	(636)	(33)

Effect of exchange rate on changes on cash	194	47

Change in cash during the period	(4,546)	1,777
Cash and restricted cash at beginning of period	6,052	4,385
Cash and restricted cash at end of period	$1,506	$6,162
Supplemental disclosure of non-cash investing and financing activities
Common shares issued for business combinations	$813	$3,969
Debt issued for business combinations	2,135	-
Common shares issued for other agreements	-	55
Option cancellations reclassified to equity	-	316
Operating lease additions to right of use assets	325	2,143

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and six months ended June 30, 2025 and 2024
(In thousands of United States dollars, except shares and per share amounts)

1. NATURE OF OPERATIONS

Flora Growth Corp. (the "Company" or "Flora") was incorporated under the laws of the Province of Ontario, Canada on March 13, 2019. The Company is a manufacturer and distributor of global cannabis and pharmaceutical products and brands, building a connected, design-led collective of plant-based wellness and lifestyle brands. The Company's registered office is located at 40 King Street, W Suite 2400, Toronto, Ontario, M5H 3S1, Canada and our principal place of business in the United States is located at 3230 W. Commercial Boulevard, Suite 180, Fort Lauderdale, Florida 33309.

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

These unaudited condensed interim consolidated financial statements apply the same accounting policies as those used in the financial statements included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2024, except as noted below.

Adoption of accounting standards and amendments

In December 2023, the FASB issued ASU 2023-08, Crypto Assets (Subtopic 350-60), which addresses the accounting and disclosure requirements for certain crypto assets. The guidance required entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. For all entities, the ASU's amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company has adopted ASU 2023-08 effective as of January 1, 2025 and the disclosures around the Company's digital assets are reflective of that adoption.

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

The Company had cash of $1.5 million at June 30, 2025, a net loss of $3.2 million for the six months ended June 30, 2025, and an accumulated deficit of $161.3 million at June 30, 2025. Current economic and market conditions have put pressure on the Company's growth plans. The Company's ability to continue as a going concern is dependent on its ability to obtain additional capital. The Company believes that its current level of cash is not sufficient to continue investing in growth, while at the same time meeting its obligations as they become due. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed interim consolidated financial statements. To alleviate these conditions, management is currently evaluating various cost reductions and other alternatives and may seek to raise additional funds through the issuance of equity, debt securities, through arrangements with strategic partners, through obtaining credit from financial institutions or otherwise. The actual amount that the Company may be able to raise under these alternatives will depend on market conditions and other factors. As it seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms or at all. The Company's ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including but not limited to market and economic conditions, the Company's performance and investor sentiment with respect to it and its industry. The unaudited condensed interim consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of consolidation

These unaudited condensed interim consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions were eliminated on consolidation. Subsidiaries are entities the Company controls when it is exposed, or has rights, to variable returns from its involvement in the entity and can affect those returns through its power to direct the relevant activities of the entity. Subsidiaries are included in the consolidated financial results of the Company from the date of acquisition up to the date of disposition or loss of control. At June 30, 2025, the Company's subsidiaries and respective ownership percentages have not changed from the year ended December 31, 2024, except as noted below.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

On February 4, 2025, the Company completed the closing of the acquisition of 100% of the issued and outstanding shares of United Beverage Distribution Inc., a United States corporation with a functional currency of the United States dollar. See discussion of the acquisition in Note 8.

During the six months ended June 30, 2025, each of Franchise Global Health Inc. ("FGH"), Franchise Cannabis Corp., CBDMed Therapeutics Inc., Harmony Health One Inc., 1200325 B.C. Ltd., Fayber Technologies Inc., ACA Mueller ADAG Pharma Vertriebs GmbH, Sativa Verwaltungs GmbH, and Sativa Verwaltungs GmbH and Co. KG (together, the "Insolvent Subsidiaries") made insolvency filings in the appropriate jurisdictions. Each of the Insolvent Subsidiaries was a direct or indirect subsidiary of the Company and was part of the Company's acquisition of FGH in December 2022. See discussion in Note 3.

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

On July 31, 2025, the Company announced that it will effect a 1-for-39 share consolidation of the Company’s issued and outstanding common shares, which is expected to be effective at the open of trading on August 4, 2025. See Note 20 for subsequent reverse stock split.

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

Each of the Canadian insolvent entities and the German insolvent entities was a direct or indirect subsidiary of the Company and was part of the Company's acquisition of FGH in December 2022. As a result of the insolvencies, the Company concluded that it no longer controls the Insolvent Subsidiaries for accounting purposes as of March 14, 2025, in accordance with ASC Topic 810, and, therefore, deconsolidated all assets and liabilities of the Insolvent Subsidiaries during the three months ended March 31, 2025 from the Company's financial statements. Subsequent to the deconsolidation, the Company accounted for its investment in the Insolvent Subsidiaries using the cost method of accounting, which was recorded at $nil in the Company's condensed interim consolidated statements of financial position as of June 30, 2025. The Insolvent Subsidiaries results of operations were removed from the Company's condensed interim consolidated statements of loss and comprehensive loss beginning March 14, 2025. The historical financial results for the Insolvent Subsidiaries have not been classified as a discontinued operation because it does not represent a strategic shift with a major effect on the Company's operations and financial results.

The following table provides the combined carrying value of assets and liabilities of Insolvent Subsidiaries that have been deconsolidated during the six months ended June 30, 2025:

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2025 and 2024

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

The gain on deconsolidation of Insolvent Subsidiaries is recorded in gain on disposal of insolvent subsidiaries in the unaudited condensed interim consolidated statements of loss and comprehensive loss. The Insolvent Subsidiaries reported a combined net loss and comprehensive loss of $nil and less than $0.1 million in the three and six months ended June 30, 2025, respectively (2024 - net loss and comprehensive loss of $0.1 million and 0.4 million, respectively).

As part of the deconsolidation of the Insolvent Subsidiaries, the Company reported a gain of $0.6 million related to currency translation adjustments, recorded in comprehensive loss in the six months ended June 30, 2025.

The contingencies and indemnification receivables relate to a legal claim filed against FGH, which was covered under an indemnification agreement between the Company and the former Chief Executive Officer and shareholder of FGH. The voluntary assignment in bankruptcy of FGH triggered an automatic stay on the related legal proceedings.

4. TRADE AND AMOUNTS RECEIVABLE

The Company's trade and amounts receivable are recorded at amortized cost. The trade and other receivables balance as at June 30, 2025 and December 31, 2024 consists of trade accounts receivable, amounts recoverable from the Government of Canada for Harmonized Sales Taxes ("HST"), as well as Value Added Tax ("VAT") from various jurisdictions, and other receivables.

	June 30, 2025	December 31, 2024
Trade accounts receivable	$4,351	$2,334
Allowance for expected credit losses	(938)	(611)
HST/VAT receivable	1,041	660
Other receivables	634	678
Total	$5,088	$3,061

Changes in the trade accounts receivable allowance in the three and six months ended June 30, 2025 relate to establishing an allowance for expected credit losses. There were $0.2 million and $0.3 million in write-offs of trade receivables during the three and six months ended June 30, 2025, respectively (2024 - $0.1 million and $0.1 million, respectively). The Company has no amounts written-off that are still subject to collection enforcement activity as at June 30, 2025. The Company's aging of trade accounts receivable is as follows:

	June 30, 2025	December 31, 2024
Current	$2,038	$441
1-30 Days	469	710
31-60 Days	495	257
61-90 Days	63	440
91-180 Days	1,286	486
180+ Days	-	-
Total trade receivables	$4,351	$2,334

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

5. INVENTORY

Inventory is comprised of the following:

	June 30, 2025	December 31, 2024
Raw materials and supplies	$348	$508
Finished goods	4,453	5,263
Total	$4,801	$5,771

During the three and six months ended June 30, 2025, the Company recorded inventory impairment as a write-down to cost of sales in the amount of $0.1 million and $0.3 million, respectively (2024 - $0.8 million and $1.0 million, respectively).

6. DIGITAL ASSETS

The Company's digital assets consist of the following as of June 30, 2025:

	Number of Units	Cost Basis	Fair Value
Ethereum (ETH)	219.16143	$410	$542
Solana (SOL)	3,274.36698	509	500
Ripple (XRP)	44,653.30117	100	99
Total digital assts		$1,019	$1,141

In accordance with ASC Topic 820, Fair Value Measurement, the Company measures the fair value of its digital assets based on the quoted end-of-day price on the measurement date for a single digital asset on an active trading platform, Binance.com. Management has determined that Binance.com, an active exchange market, represents a principal market for the digital assets it holds and the end-of-day quoted price is both readily available and representative of fair value (Level 1 inputs). The Company recorded a gain of $0.1 million in the value of its digital assets for the three and six months ended June 30, 2025, which was reported in the unrealized gain from changes in fair value in the unaudited condensed interim consolidated statements of loss and comprehensive loss.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2025	December 31, 2024
Buildings	$-	$31
Machinery and office equipment	715	655
Vehicles	48	22
Total	763	708
Less: accumulated depreciation	(349)	(396)
Property, plant and equipment, net	$414	$312

Depreciation expense was less than $0.1 million for both the three and six months ended June 30, 2025, (2024 - less than $0.1 million and $0.1 million respectively) and was recorded in depreciation and amortization in the unaudited condensed interim consolidated statements of loss and comprehensive loss.

8. BUSINESS COMBINATIONS

United Beverage Distribution Inc. business combination

On January 30, 2025, the Company and United Beverage Distribution Inc. ("United"), a South Dakota corporation, entered into a Share Purchase Agreement (the "Purchase Agreement") pursuant to which the Company purchased 100% of the issued and outstanding common shares of United (the "United Common Shares"). Under the terms of the Purchase Agreement, Flora agreed to purchase the United Common Shares from the group of sellers listed in the Purchase Agreement (the "Sellers"), which included Clifford Starke and Sammy Dorf, each of whom are directors of Flora (the "Flora Directors"), and Flora's chief financial officer, Dany Vaiman (together with the Flora Directors, the "Related Parties") for (i) 923,744 shares of the Company, valued at $0.8 million utilizing the $0.88 share price on February 4, 2025, and representing 4.99% of the outstanding common shares of Flora as of January 30, 2025, issued to the Sellers who are not Related Parties and (ii) promissory notes with five year maturities that accrue interest at a rate of 6% per annum in an aggregate principal amount of $2.1 million issued to the Sellers. Total consideration for the United acquisition was $2.9 million.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2025 and 2024

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

Since the acquisition date through June 30, 2025, United reported revenue of $0.4 million and net loss and comprehensive loss of $0.4 million.

The goodwill is attributable to the significant synergies expected to arise after its acquisition. The Company does not expect the goodwill to be deductible for United States income tax purposes. The goodwill is assigned to the house of brands segment.

If United was acquired at January 1, 2024, the combined revenue of United and the Company would have increased approximately $0.1 million and $nil for the six months ended June 30, 2025 and 2024, respectively (unaudited). The combined net loss of United and the Company would have decreased by approximately $0.1 million and $nil for the six months ended June 30, 2025, and 2024, respectively (unaudited).

The Company incurred acquisition related costs of less than $0.1 million which were expensed as incurred in professional fees on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

9. INTANGIBLE ASSETS AND GOODWILL

A continuity of intangible assets for the six months ended June 30, 2025 is as follows:

	Licenses	Trademarks and Brands	Goodwill	Total
Cost
At December 31, 2024	$3,193	$1,351	$2,044	$6,588
Additions	-	-	2,441	2,441
At June 30, 2025	$3,193	$1,351	$4,485	$9,029

Accumulated Amortization
At December 31, 2024	$487	$1,265	$-	$1,752
Additions	327	9	-	336
At June 30, 2025	$814	$1,274	$-	$2,088

Foreign currency translation	257	5	213	475
Net book value at June 30, 2025	$2,636	$82	$4,698	$7,416

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

Amortization expense for the three and six months ended June 30, 2025 was $0.1 million and $0.3 million, respectively (2024 - $0.2 million and $0.2 million, respectively) and was recorded in depreciation and amortization in the unaudited condensed interim consolidated statements of loss and comprehensive loss.

At June 30, 2025, the weighted average amortization period remaining for intangible assets was 3.8 years.

At June 30, 2025, the estimated future amortization expense related to intangible assets is as follows:

2025	$360
2026	721
2027	721
2028	721
2029	192
Thereafter	3
Total	$2,718

10.        ASSET IMPAIRMENT

Goodwill

The Company tests its goodwill for impairment as part of its annual fourth quarter impairment test, and at interim periods when impairment indicators exist. The Company's goodwill is assigned to the reporting units associated with the original acquisition of those operations. At June 30, 2025, the Company determined that there were no indicators present for its TruHC and United reporting units.

Long-lived assets

As discussed in Note 12, the Company had been subleasing retail space in Miami, Florida to a third party since the third quarter of 2023. The Company is leasing this retail space pursuant to a lease agreement that expires in November 2026, which is the same term as the sublease agreement. In March 2025, the sublessor informed the Company that it planned to terminate the sublease agreement, effective in May 2025. The Company considers this to be an indicator of impairment, and, thus, performed a quantitative analysis as of March 31, 2025 to determine if impairment existed by comparing the carrying amount of the operating lease right of use asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. This analysis indicated the asset values may not be recoverable. The Company then calculated the fair value of this asset using an income approach. As a result, the Company recorded an impairment of operating lease right of use assets within its corporate asset group and segment totaling less than $0.1 million. These charges were recorded in the asset impairment caption on the unaudited condensed interim consolidated statements of loss and comprehensive loss. The Company has found a new sublessor for this space under an agreement with similar payment terms as the original sublease. Therefore, there were no further indicators of impairment as of June 30, 2025.

The Company determined that the reduced cash balances of JustCBD, as well as the declining share prices of comparable companies, were indicators of impairment as at June 30, 2025. The Company performed a quantitative analysis to determine if impairment existed by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over their remaining lives. This analysis indicated that the carrying amount of certain asset values may not be recoverable. The Company then calculated the fair value of these assets using an income approach, updating certain key variables, including estimated 2025 and 2026 sales, royalty savings rates and discount rates. The resulting calculation concluded that the carrying amount of the JustCBD assets were recoverable, and, thus, no impairment was recorded for the period ending June 30, 2025.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

11.        DEBT

Euro credit facility

The Company, through Phatebo, has credit facilities totaling 2.4 million Euro ($2.8 million USD), at three different banks in Germany. These arrangements are open ended without predetermined maturity dates. Principal and interest payments are due at the end of each term. Interest rates can change with each new amount drawn. As of June 30, 2025, the total outstanding amount on these credit facilities was 2.3 million Euro ($2.7 million USD) with interest rates ranging from 4.76% to 5.19% and due within the next twelve months. These credit facilities were secured by various guarantees, including payment guarantees upon default.

United promissory notes (Related Parties)

As discussed in Note 8, the Company issued promissory notes with five-year maturities that accrue interest at a rate of 6% per annum in an aggregate principal amount of $2.1 million to the Sellers of United on January 30, 2025. The promissory notes require the first payments of principal and interest to be made in February 2026. At June 30, 2025, the total outstanding amount of these promissory notes was $2.2 million, $0.3 million of which was due within the next 12 months. Of the total amount outstanding at June 30, 2025, $1.9 million was owed to the Related Parties. These promissory notes were secured by payments guarantees and a default interest rate of 11% upon default.

12. LEASES

The Company's leases primarily consist of administrative real estate leases in Germany and the United States. Management has determined all the Company's leases are operating leases through June 30, 2025. Information regarding the Company's leases is as follows:

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024
Components of lease expense
Operating lease expense	$162	$199	$329	$364
Short-term lease expense	23	38	9	180
Sublease income	(92)	(94)	(184)	(178)
Total lease expense	$93	$143	$154	$366

Other Information
Operating cash flows from operating leases	$288	$403	$561	$748
ROU assets obtained in exchange for new operating lease liabilities	-	896	325	2,143
Weighted-average remaining lease term in years for operating leases			3.4	4.0
Weighted-average discount rate for operating leases			10.8%	10.7%

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

Maturities of operating lease liabilities as of June 30, 2025 are as follows:

Thousands of United States dollars	Operating Leases
2025	$544
2026	1,070
2027	861
2028	574
2029	267
Thereafter	28
Total future lease payments	3,344
Less: imputed interest	(546)
Total lease liabilities	2,798
Less: current lease liabilities	(833)
Total non-current lease liabilities	$1,965

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

The Company began subleasing retail space in Miami, Florida to a third party during the third quarter of 2023. The sublease agreement was effective through November 30, 2026 and contains one option to renew for five more years. As discussed in Note 10, the Company received notification from the sublessor in March 2025 of its intention to exit the sublease. In July 2025, the Company began subleasing the retail space to a new third party with the new sublease agreement effective through November 30, 2026 and contains one option to renew for five more years.

13. SHARE CAPITAL

The Company had the following significant common share transactions:

Six months ended June 30, 2025

MAY PRIVATE PLACEMENT

On May 2, 2025, the Company entered into a securities purchase agreement with certain investors (the "Investors") in connection with the issuance and sale by the Company to the Investors via a private placement (the "Private Placement") of an aggregate of 3,133,011 common shares of the Company, no par value per share at a purchase price of $0.30 per share (the "May Common Shares") and 726,992 pre-funded warrants of the Company at a purchase price of $0.2999 per warrant (the "Pre-funded Warrants") each to purchase one May Common Share which shall be immediately exercisable and expire when exercised in full, at an exercise price of $0.0001 per share. See Note 15. The Company filed a registration statement on Form S-3 on May 14, 2025.

FEBRUARY PAYMENT TO UNITED OWNERS

As discussed in Note 8, the Company issued 923,744 of its common shares valued at $0.8 million to certain prior owners of United, who were also Related Parties, as part of the Company's acquisition of 100% of the issued and outstanding common shares of United on February 4, 2025.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

See Note 20 for subsequent reverse stock split.

Six months ended June 30, 2024

JUNE 2024 PAYMENT TO Australian Vaporizers ("AV") OWNERS

The Company issued 550,000 of its common shares valued at $0.6 million to the prior owners of AV as part of the Company's acquisition of 100% of the issued and outstanding common shares of AV on June 4, 2024.

APRIL 2024 PAYMENT TO TRUHC OWNERS

The Company issued 2,135,199 of its common shares valued at $3.3 million to the prior owners of TruHC Pharma GmbH ("TruHC") as part of the first closing of the Company's acquisition of TruHC on April 22, 2024. The first closing made up 77% of the total agreed upon share price of 2,770,562 common shares of the Company. The remaining 635,363 common shares of the Company were issued to the prior owners of TruHC as part of the second closing on November 27, 2024, after receiving shareholder approval for such issuance in accordance with the rules of the Nasdaq Stock Capital Market at its annual general meeting of shareholders, held August 14, 2024.

APRIL 2024 EQUITY OFFERING

On April 8, 2024, the Company closed an offering of 1,700,000 of the Company's common shares at a public offering price of $1.90 per common share for gross proceeds of $3.2 million. The Company paid $0.4 million in issuance costs relating to the April 2024 equity offering.

The offering of the securities described above was made pursuant to the Company's effective shelf registration statement on Form S-3 (Registration No. 333-274204) (the "Registration Statement"), filed with the SEC on August 25, 2023 and amended on August 30, 2023, which was declared effective, on September 6, 2023, and the base prospectus included therein, as supplemented by the preliminary prospectus supplement filed with the SEC on April 4, 2024 and the final prospectus supplement filed with the SEC on April 5, 2024.

AT THE MARKET ("ATM") OFFERING

On April 26, 2024, the Company entered into an ATM Issuances Sales Agreement (the "Sales Agreement") with Aegis Capital Corp. (the "Agent") pursuant to which the Company may sell from time to time, at its option, common shares through the Agent in its capacity as sales agent. The sale of common shares, if any, will be made under the Company's Registration Statement, by any method that is deemed to be an "at the market offering" as defined in Rule 415(a)(4) under the Securities Act.

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

The aggregate compensation payable to the Agent is 3.0% of the aggregate gross proceeds from each sale of the common shares sold through the Agent pursuant to the Sales Agreement. In addition, the Company has agreed in the Sales Agreement to provide indemnification and contribution to the Agent against certain liabilities, including liabilities under the Securities Act.

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

For the three and six months ended June 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

14. SHARE BASED COMPENSATION

The Company's 2022 Incentive Compensation Plan (the "2022 Plan") and its previous "'rolling" stock option plan (the "Prior Plan") are described in the Company's 2024 Form 10-K. The 2022 Plan was amended to increase the number of shares issuable thereunder from 2,500,000 to 4,500,000 shares at the Company's annual and special shareholder meeting on June 30, 2025.

OPTIONS

Stock options granted under the Prior Plan are non-transferable and non-assignable and may be granted for a term not exceeding five years. Under the 2022 Plan, stock options may be granted with a term of up to ten years and in the case of all stock options, the exercise price may not be less than 100% of the fair market value of a common share on the date the award is granted. Stock option vesting terms are subject to the discretion of the Compensation Committee of the Company's Board of Directors (the "Committee"). Common shares are newly issued from available authorized shares upon exercise of awards. The Company no longer makes new grants of stock options under the Prior Plan.

Information relating to share options outstanding and exercisable as at June 30, 2025 and December 31, 2024 is as follows:

	Options Outstanding
	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding balance, December 31, 2024	21	$38.18	3.9	$-
Outstanding balance, June 30, 2025	21	$38.18	3.4	$-
Exercisable balance, June 30, 2025	21	$38.18	3.4	$-

The total expense related to the options granted in the three and six months ended June 30, 2025 was $nil (2024 - $nil and less than $0.1 million, respectively). This expense is included in the share-based compensation line on the unaudited condensed interim consolidated statements of loss and comprehensive loss. Generally, the options granted in 2023 vest one to two years following the date of grant provided that the recipient is still employed or engaged by the Company.

At June 30, 2025 the total remaining stock option cost for nonvested awards is $nil.

See Note 20 for subsequent forfeiture of options.

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

Information relating to restricted stock awards outstanding as at June 30, 2025 and December 31, 2024:

	Number of restricted stock awards	Weighted average grant date fair value
	Thousands
Balance, December 31, 2024	13	$7.41
Balance, June 30, 2025	13	$7.41

The total expense related to the restricted stock awards in the three and six months ended June 30, 2025 was less than $0.1 million (2024 - less than $0.1 million). This expense is included in the share based compensation line on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

The outstanding restricted stock awards vest over the next year provided the award holder is still employed or engaged by the Company. As of June 30, 2025, the Company had less than $0.1 million of unrecognized compensation expense related to restricted stock awards which will be recognized over the next year.

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

On June 30, 2025, Flora's shareholders approved the repricing and amendment of vesting terms of certain outstanding SARS granted to certain employees and executive officers of the Company, including the SARs granted on August 14, 2024 and on December 15, 2024. The new base price of these SARs will be $0.58, the closing share price of the Company's stock as of June 30, 2025.

The vesting terms of the SARs granted on August 14, 2024 to the Company's Chief Executive Officer were amended such that the first of nine tranches will vest upon the Company's share price increasing by 25% from $0.58, with each tranche thereafter requiring an additional 25% increase in share price. The vesting terms of the SARs granted on August 14, 2024 to the Company's Chief Financial Officer were amended such that the first of eight tranches will vest upon the Company's share price increasing by 25% from $0.58, with each tranche thereafter requiring an additional 25% increase in share price. In accordance with ASC 718, the Company treated this modification of terms as an exchange of the original award for a new award. The fair value of the new SARs award was determined using a Monte Carlo simulation incorporating Brownian motion with 100,000 trials through a binomial model. The significant inputs to the valuation include an 10.1-year term to maturity, the Company's closing share price at June 30, 2025 ($0.58), estimated volatility (110%) based on the Company's common share and comparable companies' historical volatilities, and risk-free rate of 4.2% to discount the ending result to present value. The valuation also includes a new derived service period, which is the median time to vest, as calculated by the model. The new valuation resulted in an incremental value of less than $0.1 million, which, along with the unrecognized compensation cost, will be recognized as compensation cost over the new requisite service period. In the event of a reverse stock split, the Company may adjust proportionately the common shares subject to an award as well as any applicable exercise price and any other aspect of any award that the Company determines to be appropriate in order to prevent the reduction or enlargement of benefits under any award.

The SARS granted on December 15, 2024 were vested at the grant date and the expense was accelerated at that time. There is no incremental fair value for these awards.

Information relating to SARs outstanding at June 30, 2025 and December 31, 2024 is as follows:

	SARs Outstanding
	Number of SARS (in thousands)	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding balance, December 31, 2024	2,579
Outstanding balance, June 30, 2025	2,579	$0.58	9.7	$255
Exercisable balance, June 30, 2025	440	$0.58	9.5	$255

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

The total expense related to SARs granted in the three and six months ended June 30, 2025 was $0.2 million and $0.3 million, respectively (2024 - $nil). This expense is included in the share based compensation line on the unaudited condensed interim consolidated statements of loss and comprehensive loss. The share based compensation expense of the SARs granted in 2024 will be recognized in tranches over the derived service period, ranging from zero to two years, provided that the recipient is still employed or engaged by the Company.

15. WARRANTS

As discussed in Note 13, the May 2, 2025 Private Placement included 726,992 Pre-funded Warrants at a purchase price of $0.2999 per warrant each to purchase one common share which shall be immediately exercisable and expire when exercised in full, at an exercise price of $0.0001 per share. The Pre-Funded Warrants are classified as equity because they are freestanding financial instruments, are immediately exercisable, permit the holder to receive a fixed number of the Company's common shares and do not provide any guarantee of value or return. Due to the nominal exercise price and no expiration date, the Pre-funded Warrants were allocated a value of $0.2 million at issuance based on the number issued multiplied by $0.2999 per unit cash immediately received. There were no Pre-funded Warrants exercised during the three and six months ending June 30, 2025, and the total number of Pre-funded Warrants outstanding was 726,992 as of June 30, 2025.

The following summarizes the number of warrants outstanding as of June 30, 2025, not including the Pre-funded Warrants:

	Number of warrants	Weighted average exercise price
	Thousands
Balance, December 31, 2024	2,384	$9.90
Balance, June 30, 2025	2,384	$9.90
Date of expiry	Warrants outstanding	Exercise price	Grant date fair value	Remaining life in years
	Thousands
November 18, 2026	221	$75.00	$6,729	1.39
November 18, 2027	23	66.00	1,055	2.39
December 8, 2027	25	8.80	149	2.44
September 21, 2028	691	2.50	712	3.23
September 21, 2028	55	2.39	81	3.23
March 21, 2029	1,369	2.50	1,120	3.73
	2,384	$9.90	$9,846	3.33

16.       COMMITMENTS AND CONTINGENCIES

Provisions

The Company's current known provisions and contingent liabilities consist of the following as of June 30, 2025:

	Legal disputes	Sales tax	Total
Balance as at December 31, 2024	$4,241	$2,695	$6,936
Payments/Settlements	(4,329)	(241)	(4,570)
Additional provisions	548	227	775
Foreign currency translation	10	-	10
Balance as at June 30, 2025	$470	$2,681	$3,151

The legal disputes balance as of June 30, 2025 involves a legal proceeding that was brought against Vessel Brand Inc., a wholly owned subsidiary of the Company, by the lessor of the warehousing and office space in Carlsbad, CA on June 2, 2025, in the Superior Court of California, County of San Diego. The lessor is claiming breach of lease and written guaranty agreements by the Company and is seeking damages for $0.4 million in unpaid rent, 10% interest on its damages, and reasonable attorneys' fees of the lessor. The Company has assessed the claims and concluded that it is probable that a liability has been incurred and the Company is able to reasonably estimate the loss of $0.5 million. As a result, without acknowledgement (explicitly or implicitly) of any amount of liability arising from this claim, the Company recognized a provision of $0.5 million to reflect the value of the claim. At June 30, 2025, this balance was reclassified from trade payables to contingencies on the unaudited condensed interim consolidated statement of financial position.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2025 and 2024

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

On April 30, 2024, a group representing the sellers of Just Brands LLC to Flora in February 2022 (the "Plaintiffs") brought an action against the Company in the United States District Court for the Southern District of New York (the "Court") claiming that the Company failed to promptly issue additional shares in accordance with a specific formula set forth in the securities purchase agreement after the two-year anniversary of the closing, which occurred on February 24, 2024. The plaintiffs claim that they are entitled to 182,889 common shares and $38.0 million to complete the acquisition of Just Brands LLC. On March 27, 2025, the Court dismissed both the claims brought under the securities laws without prejudice and the state law claims for lack of subject matter jurisdiction because the parties did not have diversity of citizenship in order to maintain those claims in the Court. The Plaintiffs did not amend their complaint against the Company within the thirty-day period allotted by the Court, and, thus, as of April 28, 2025, this litigation is no longer active. On May 9, 2025, the Plaintiffs filed a new action in New York State Supreme Court claiming that the Company failed to issue additional shares in accordance with a specific formula set forth in the securities purchase agreement after the two-year anniversary of the closing, which occurred on February 24, 2024. The Plaintiffs seek specific performance of the issuance of shares as well as monetary damages. The Company has assessed the claims and concluded that it is probable that a liability has been incurred and that the Company is able to reasonably estimate the loss based on the fair value of 632,484 common shares of the Company. As at June 30, 2025, this value is $0.4 million and has been recorded in the contingencies line on the unaudited condensed interim consolidated statement of financial position.

Legal proceedings

The Company records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and where liability is probable. The Company is engaged from time to time in various legal proceedings and claims that have arisen in the ordinary course of business. The outcome of all the proceedings and claims against the Company is subject to future resolution, including the uncertainties of litigation. Based on information currently known to the Company and after consultation with outside legal counsel, management believes that the probable ultimate resolution of any such proceedings and claims, individually or in the aggregate, will not have a material adverse effect on the financial condition of the Company, taken as a whole as at June 30, 2025.

On May 31, 2023, Maria Beatriz Fernandez Otero and Sara Cristina Jacome De Torres brought an action against the Company in the Ontario Superior Court of Justice claiming that the Company is obligated to issue 500,000 common shares (pre-splits) each for a purchase price of $0.05 per share. The plaintiffs claim that they are entitled to such shares as compensation for alleged consulting services performed. The Company disputes their claim and intends to vigorously defend against this action. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of June 30, 2025.

On May 31, 2023, Ramon Ricardo Castellanos Saenz and Miriam Ortiz brought an action against the Company in the Ontario Superior Court of Justice claiming that the Company is obligated to issue 1,500,000 common shares (pre-splits) each for a purchase price of $0.05 per share. The plaintiffs claim that they are entitled to such shares as compensation for alleged consulting services performed. The Company disputes their claim and intends to vigorously defend against this action. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of June 30, 2025.

17. LOSS PER SHARE

The Company calculates basic earnings per share based upon the weighted average number of common shares outstanding during the period, while the calculation of diluted earnings per share includes the dilutive effect of potential common shares outstanding during the period. The calculation of diluted earnings per share excludes all potential common shares if their inclusion would have an anti-dilutive effect. Restricted stock award recipients under the 2022 Plan have a non-forfeitable right to receive dividends declared by the Company and are therefore included in computing earnings per share. Pre-funded Warrants are included in the computing earnings per share because the exercise price of the Pre-funded Warrants is nominal and there are no conditions that must be satisfied prior to their exercise.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stock options	21	21	21	21
Warrants	2,384	2,384	2,384	2,384
Pre-funded warrants	727	-	727	-
Restricted stock awards	13	24	13	24
Stock appreciation rights	440	-	440	-
JustCBD potential additional shares to settle contingent consideration	632	632	632	632
Total anti-dilutive	4,217	3,061	4,217	3,061

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

18. FINANCIAL INSTRUMENTS

Fair value

The Company's financial instruments measured at amortized cost as at June 30, 2025 and December 31, 2024 consist of cash, trade and amounts receivable, trade payables, contingencies, accrued liabilities, lease liabilities, and debt and loans payable. The amounts reflected in the unaudited condensed interim consolidated statements of financial position approximate fair value due to the short-term maturity of these instruments.

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

The Company's contingent purchase considerations consist of the estimated fair value of contingent purchase consideration from the acquisitions of JustCBD in February 2022 and Original Hemp in March 2023. The amount for JustCBD is measured at FVPL as a Level 2 fair value financial instrument within the fair value hierarchy as at June 30, 2025. The fair value was determined using a simplified calculation which took the expected shares to be issued (632,484) multiplied by the Company's closing share price at June 30, 2025 ($0.58).  The amount for Original Hemp is measured at FVPL as a Level 3 fair value financial instrument within the fair value hierarchy as at June 30, 2025. The fair value was determined using discounted cash flow models utilizing two different rates, high (26.0%) and low (18.5%), to estimate the present value of the future cash outflows. As valuations of investments for which market quotations are not readily available are inherently uncertain, may fluctuate within short periods of time and are based on estimates, determination of fair value may differ materially from the values that would have resulted if a ready market existed for the investments. Such changes may have a significant impact on the Company's financial condition or operating results.

The following tables present information about the Company's financial instruments and their classifications as at June 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Fair value measurements at June 30, 2025 using:
	Level 1	Level 2	Level 3	Total
Financial assets:
Digital assets	$1,141	$-	$-	$1,141
Financial liabilities:
Contingent purchase consideration from asset acquisitions and business combinations	$-	$367	$148	$515

Fair value measurements at December 31, 2024 using:
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Contingent purchase consideration from asset acquisitions and business combinations	$-	$651	$184	$835

The less than $0.1 million change in the Level 3 contingent purchase consideration from the Original Hemp acquisition was recorded as a gain in the unrealized gain from changes in fair value on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

19. SEGMENTED INFORMATION

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

For the three and six months ended June 30, 2025 and 2024

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

The following table shows information regarding the Company's segments for the six months ended June 30, 2025.

	Commercial & Wholesale	House of Brands	Corporate & Eliminations	Total

Revenue	$16,748	$12,188	$(2,354)	$26,582
Cost of sales	15,723	7,495	(2,354)	20,864
Gross profit	1,025	4,693	-	5,718
Consulting and management fees	912	2,394	797	4,103
Promotion and communication	1	1,726	123	1,850
Share based compensation	-	-	344	344
Depreciation and amortization	347	30	-	377
Impairment expense	-	-	46	46
Gain on disposal of insolvent subsidiaries	(11,632)	-	10,470	(1,162)
Changes in financial instruments fair value	-	(36)	(415)	(451)
Interest expense, net	97	25	25	147
Other segment items (1)	399	1,571	1,674	3,644
Net income (loss) before income taxes	10,901	(1,017)	(13,064)	(3,180)
Income taxes	(10)	-	-	(10)
Net income (loss) from continuing operations	$10,911	$(1,017)	$(13,064)	$(3,170)

The following table shows information regarding the Company's segments for the three months ended June 30, 2025.

	Commercial & Wholesale	House of Brands	Corporate & Eliminations	Total

Revenue	$9,881	$6,223	$(1,308)	$14,796
Cost of sales	9,391	3,883	(1,308)	11,966
Gross profit	490	2,340	-	2,830
Consulting and management fees	485	1,268	449	2,202
Promotion and communication	-	933	12	945
Share based compensation	-	-	172	172
Depreciation and amortization	180	15	-	195
Changes in financial instruments fair value	-	-	(146)	(146)
Interest expense, net	72	4	20	96
Other segment items (1)	18	928	880	1,826
Net loss before income taxes	(265)	(808)	(1,387)	(2,460)
Income taxes	(48)	-	-	(48)
Net loss from continuing operations	$(217)	$(808)	$(1,387)	$(2,412)

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

The following table shows information regarding the Company's segments for the six months ended June 30, 2024.

	Commercial & Wholesale	House of Brands	Corporate & Eliminations	Total

Revenue	$20,981	$15,144	$(2,411)	$33,714
Cost of sales	19,566	9,538	(2,411)	26,693
Gross profit	1,415	5,606	-	7,021
Consulting and management fees	1,214	2,939	498	4,651
Promotion and communication	-	2,214	15	2,229
Share based compensation	-	-	22	22
Depreciation and amortization	184	147	-	331
Impairment expense	31	1,027	-	1,058
Interest expense, net	28	1	(32)	(3)
Changes in financial instruments fair value	-	(57)	(208)	(265)
Other segment items (1)	200	1,918	2,818	4,936
Net loss before income taxes	(242)	(2,583)	(3,113)	(5,938)
Income taxes	93	-	-	93
Net loss from continuing operations	$(335)	$(2,583)	$(3,113)	$(6,031)

The following table shows information regarding the Company's segments for the three months ended June 30, 2024.

	Commercial & Wholesale	House of Brands	Corporate & Eliminations	Total

Revenue	$9,639	$7,124	$(1,080)	$15,683
Cost of sales	8,831	4,765	(1,080)	12,516
Gross profit	808	2,359	-	3,167
Consulting and management fees	617	1,457	275	2,349
Promotion and communication	-	1,119	6	1,125
Share based compensation	-	-	12	12
Depreciation and amortization	175	82	-	257
Impairment expense	(3)	163	-	160
Interest expense, net	(7)	-	(18)	(25)
Changes in financial instruments fair value	-	(57)	(815)	(872)
Other segment items (1)	161	1,212	1,480	2,853
Net loss before income taxes	(135)	(1,617)	(940)	(2,692)
Income taxes	(35)	-	-	(35)
Net loss from continuing operations	$(100)	$(1,617)	$(940)	$(2,657)

(1) Other segment items include professional fees, general and administrative, travel expenses, research and development, operating lease expense, bad debt expense, other expenses (net), and foreign exchange loss (income).

Other significant items and disaggregation by geographic area:

As at	June 30, 2025	December 31, 2024
Assets
Commercial & Wholesale	$11,560	$14,642
House of Brands	9,015	7,422
Corp & Eliminations	2,092	4,163
	$22,667	$26,227

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and six months ended June 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)
	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net Sales
United States	$4,393	$5,605	$9,057	$12,123
Germany	9,881	9,638	16,748	20,981
Australia	489	241	643	241
United Kingdom	33	199	134	369
	$14,796	$15,683	$26,582	$33,714

20. SUBSEQUENT EVENTS

REVERSE STOCK SPLIT

On July 31, 2025, the Company announced that it will effect a 1-for-39 share consolidation of the Company’s issued and outstanding common shares (the “Reverse Stock Split”). The Reverse Stock Split will be effective at 5:00 p.m. Eastern Time on August 3, 2025. The Company’s common shares are expected to begin trading on The Nasdaq Capital Market on a post-Reverse Stock Split basis at the open of trading on August 4, 2025.

The Company’s shareholders previously approved the Reverse Stock Split at the annual and special meeting of shareholders held on June 30, 2025 at a ratio ranging from 1-for-10 up to a ratio of 1-for-100, such ratio and the implementation and timing of such Reverse Stock Split to be determined by the Company’s board of directors at its sole discretion, if at all, within one year of the date the proposal is approved by shareholders.

Upon the effectiveness of the Reverse Stock Split, every thirty-nine shares of the issued and outstanding common shares will be automatically combined and reclassified into one issued and outstanding common share. The Reverse Stock Split will not affect any shareholder's ownership percentage of the common shares, alter the par value of the common shares or modify any voting rights or other terms of the common shares. The number of authorized shares of common shares under the Company's Articles will remain unchanged. No fractional shares will be issued in connection with the Reverse Stock Split. Any fractional interest as a result of the Reverse Stock Split will be rounded up to the nearest whole common share.

OTHER

Subsequent to June 30, 2025, a total of 4,166 options were forfeited.

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

Amounts are expressed in United States dollars ("$" or "USD") unless otherwise stated to be in Euro ("€"). Amounts stated in foreign currencies include approximate USD amounts based on exchange rates on June 30, 2025. Variance, ratio, and percentage changes in this section are based on unrounded numbers. This section reports the Company's activities through June 30, 2025, unless otherwise indicated.

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

Consistent profitability and positive operating cash flows. A key determinant of the Company's success is to deliver profitable results and positive cashflows from operating activities. The Company's results have not yet achieved the prerequisite consistency to achieve self-sufficiency. Since its inception, only the third quarter of 2023 yielded net income and positive cashflows from operating activities. There is no assurance that the Company will be able to produce adequate levels of sustained profitability and become cash flow positive. These factors, amongst others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 of the Company's unaudited condensed interim consolidated financial statements for the six months ended June 30, 2025. For more information, see Item 1A "Risk Factors" in the Company's 2024 Annual Report.

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

Integration of acquired companies. Our growth has been fueled substantially by the acquisitions of JustCBD, Vessel and Phatebo. Our continued ability to extract incremental synergies from a group of diversified entities is a key determinant of our ability to expand organically.

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

On July 31, 2025, the Company announced that it will effect a 1-for-39 share consolidation (the “Reverse Stock Split”) of the Company’s issued and outstanding common shares by the filing of Articles of Amendment to the Company's amended and restated Articles of Incorporation with the Ontario Ministry of Public and Business Service Delivery and Procurement. The Reverse Stock Split will become effective at 5:00 p.m. Eastern Time on August 3, 2025. The Company anticipates that the common shares will begin to trade on a post-Reverse Stock Split basis as of the opening of the Nasdaq Capital Market on August 4, 2025.

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

Revenue is recognized at the transaction price, which is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods to a customer. Gross revenue excludes duties and taxes collected on behalf of third parties. Revenue is presented net of expected price discounts, sales returns, customer rebates and other incentives. The Company's cannabis consumption accessory products include a six-month warranty, for which the Company accrues the estimated liability based on historical and expected claim costs.

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
  Share-based compensation includes the cost of vesting of the Company's equity awards, including share options, restricted share awards, and stock appreciation rights ("SARs").
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

Non-Operating (Income) Expenses

Non-operating expenses include interest income and expenses, foreign exchange (gains) losses and unrealized losses and gains from changes in fair value. Interest is primarily related to the Company's lease liabilities and operating lines of credit. Foreign exchange is largely related to the revaluation of balances denominated in foreign currencies to U.S. dollars. Unrealized losses and gains from changes in fair value pertain to fluctuations in the fair values of the Company's digital assets, investments and liabilities.

Income Tax

Income tax consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Results of Operations

The following tables provide sets forth the Company's consolidated results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands). The period-to-period comparisons of the Company's historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data have been derived from our unaudited condensed interim consolidated financial statements for the three and six months ended June 30, 2025 and 2024 included elsewhere in this Quarterly Report.

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the Six months ended June 30, 2025	For the Six months ended June 30, 2024
Revenue	$14,796	$15,683	$26,582	$33,714
Cost of sales	11,966	12,516	20,864	26,693
Gross profit	2,830	3,167	5,718	7,021
Consulting and management fees	2,202	2,349	4,103	4,651
Professional fees	707	1,146	1,290	1,599
General and administrative	760	587	1,230	1,029
Promotion and communication	945	1,125	1,850	2,229
Travel expenses	106	123	204	192
Share based compensation	172	12	344	22
Research and development	73	62	186	109
Operating lease expense	162	199	329	364
Depreciation and amortization	195	257	377	331
Bad debt expense	259	172	330	219
Asset impairment	-	160	46	1,058
Gain on disposal of insolvent subsidiaries	-	-	(1,162)	-
Other (income) expenses, net	(185)	513	134	1,241
Operating loss	(2,566)	(3,538)	(3,543)	(6,023)
Non-operating income	(106)	(846)	(363)	(85)
Net loss before taxes	(2,460)	(2,692)	(3,180)	(5,938)
Income tax	(48)	(35)	(10)	93
Net loss for the period	$(2,412)	$(2,657)	$(3,170)	$(6,031)

Insolvency of Certain Canadian and German Subsidiaries

On March 14, 2025, each of Franchise Global Health Inc., Franchise Cannabis Corp., CBDMed Therapeutics Inc., Harmony Health One Inc., 1200325 B.C. Ltd., and Fayber Technologies Inc. (collectively, the "Canadian insolvent subsidiaries") made a voluntary assignment in bankruptcy pursuant to section 49 Bankruptcy and Insolvency Act (Canada) in the appropriate Canadian jurisdictions. On March 18, 2025, ACA Mueller ADAG Pharma Vertriebs GmbH, Sativa Verwaltungs GmbH, and Sativa Verwaltungs GmbH and Co. KG (together "the German insolvent subsidiaries") each made filings for insolvency proceedings under German insolvency laws in Kontanz, Germany. Each of the Canadian insolvent subsidiaries and the German insolvent subsidiaries was a direct or indirect subsidiary of the Company and was part of the Company's acquisition of FGH in December 2022. The Company supported the insolvencies as part of ongoing strategic changes to cut costs and streamline operations. The combined net loss and comprehensive loss of the Canadian insolvent subsidiaries and the German insolvent subsidiaries was less than $0.1 million and $0.4 million in the six months ended June 30, 2025 and 2024, respectively.

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

For the Three Months Ended June 30, 2025 and 2024

Revenue

Revenue totaled $14.8 million and $15.7 million for the three months ended June 30, 2025 and 2024, respectively. The decrease was primarily driven by the following:

  Phatebo contributed $9.7 million in the three months ended June 30, 2025 compared to $9.7 million in the three months ended June 30, 2024.
  JustCBD contributed $3.2 million in the three months ended June 30, 2025 compared to $4.4 million in the three months ended June 30, 2024.
  Vessel contributed $1.0 million in the three months ended June 30, 2025, compared to $1.4 million in the three months ended June 30, 2024.
  AV contributed $0.5 million in the three months ended June 30, 2025, compared to $0.2 million in the three months ended June 30, 2024.
  These decreases were partially offset by the acquisitions of TruHC and United, which contributed $0.2 million and $0.2 million, respectively, in the three months ended June 30, 2025, compared to $nil and $nil, respectively, in the three months ended June 30, 2024.

Gross Profit

Gross profit totaled $2.8 million and $3.2 million for the three months ended June 30, 2025 and 2024, respectively. The decrease was primarily driven by the decreased margins in the Commercial and Wholesale segment, where Phatebo contributed $0.6 million in the three months ended June 30, 2025 compared to $0.8 million in the three months ended June 30, 2024. JustCBD contributed $1.6 million in the three months ended June 30, 2025, compared to $1.5 million for the three months ended June 30, 2024. Vessel contributed $0.6 million in the three months ended June 30, 2025, compared to $0.8 million in the three months ended June 30, 2024. As a percentage of net sales, or gross margin, the Company reported 19% and 20% for the three months ended June 30, 2025 and 2024, respectively. The decrease is primarily due to unfavorable mix, with a higher percentage of sales at Phatebo which distributes relatively lower margin pharmaceuticals.

Operating Expenses

Operating expenses totaled $5.4 million and $6.7 million for the three months ended June 30, 2025 and 2024, respectively. The decrease is driven by reduced professional fees and other expenses.

Consulting and Management Fees

Consulting and management fees were $2.2 million for the three months ended June 30, 2025 compared to $2.3 million for the three months ended June 30, 2024. These fees are related to employment and consulting contracts with most of the Company's management, as well as directors. The decrease is primarily due to a reduction in the Company's total headcount across all its business units.

Professional Fees

Professional fees totaled $0.7 million for the three months ended June 30, 2025 compared to $1.1 million for the three months ended June 30, 2024. These expenses are associated with legal, accounting and audit services. The decrease is primarily due to costs incurred in 2024 related to the acquisitions of TruHC and AV.

General and Administrative Expenses

General and administrative expenses totaled $0.8 million for the three months ended June 30, 2025 compared to $0.6 million for the three months ended June 30, 2024. The primary expenses included in both periods were filing services and shareholder communications, as well as professional dues and subscriptions.

Promotion and Communication Expenses

Promotion and communication expenses totaled $0.9 million for the three months ended June 30, 2025 compared to $1.1 million for the three months ended June 30, 2024. The decrease is due to reduced sales as well as cost-cutting initiatives by the Company aimed at the minimization of corporate overhead. Promotion expenses incurred in the period largely relate to the nature of JustCBD's business model, which is centered around promoting its products as a method for stimulating revenue growth.

Travel Expenses

Travel expenses totaled $0.1 million for both the three months ended June 30, 2025 and the three months ended June 30, 2024. These expenses were for various trips related to the subsidiaries and the Company's promotional activities.

Share-based Compensation Expenses

Share based compensation expenses totaled $0.2 million for the three months ended June 30, 2025 compared to less than $0.1 million for the three months ended June 30, 2024. These expenses represent the amortization of the fair value of share-based payments. The increase is due to the grants of SARs to key employees during the year ended December 31, 2024.

Research and Development Expenses

Research and development expenses totaled $0.1 million for both the three months ended June 30, 2025 and the three months ended June 30, 2024. Research and development expenses consist primarily of contract research fees, manufacturing, consultant fees, and costs related to the launch of new brands for the Vessel business.

Operating Lease Expenses

Operating lease expenses totaled $0.2 million for both the three months ended June 30, 2025 and the three months ended June 30, 2024.

Depreciation and Amortization Expense

Depreciation and amortization expenses totaled $0.2 million for the three months ended June 30, 2025 compared to $0.3 million for the three months ended June 30, 2024. The increase is primarily due to the recent acquisitions of TruHC and United.

Bad Debt Expense

Bad debt expense totaled $0.3 million for the three months ended June 30, 2025 compared to $0.2 million for the three months ended June 30, 2024. The amounts reflect the Company's estimate of lifetime expected losses related to outstanding trade receivables.

Asset Impairment

Asset impairment totaled $nil for the three months ended June 30, 2025 compared to $0.2 million for the three months ended June 30, 2024. The amount in 2024 represents impairment of the property, plant and equipment at JustCBD as well as the patents at Vessel.

Other (Income) Expenses

Other income totaled $0.2 million for the three months ended June 30, 2025 compared to other expense of $0.5 million for the three months ended June 30, 2024. For both periods, this income and expense consists mainly of insurance, repairs and maintenance and royalties partially offset by miscellaneous incomes. The decrease in expense in the three months ended June 30, 2025 was driven by reduced royalty fees, as well as a gain recorded on a supplier agreement at TruHC.

Non-operating (Income) Expenses

We realized $0.1 million in non-operating income for the three months ended June 30, 2025 compared to non-operating income of $0.8 million for the three months ended June 30, 2024. This income and expense consist of unrealized (gains) losses from changes in fair value, interest (income) expense and foreign exchange loss (gain). The increase in income is primarily due to a less than $0.1 million gain on the value of the contingent consideration related to the JustCBD and Original Hemp acquisitions during the three months ended June 30, 2025 compared to a $0.8 million gain during the three months ended June 30, 2024.

Income Tax

We recognized less than $0.1 million in income tax benefit for both the three months ended June 30, 2025 and the three months ended June 30, 2024. Our effective tax rate during the periods ended June 30, 2025 and 2024 was 2.0% and 1.3%, respectively. We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we consider such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to believe our deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance remains recorded against net deferred taxes as of June 30, 2025 and 2024.

Net Loss

We recorded a net loss of $2.4 million for the three months ended June 30, 2025 compared to a net loss of $2.7 million for the three months ended June 30, 2024. This decrease in net loss is driven by lower operating expenses partially offset by lower gross profit and non-operating income.

For the Six Months Ended June 30, 2025 and 2024

Revenue

Revenue totaled $26.6 million and $33.7 million for the six months ended June 30, 2025 and 2024, respectively. The decrease was primarily driven by the following:

  Phatebo contributed $16.6 million in the six months ended June 30, 2025 compared to $21.0 million in the six months ended June 30, 2024.
  JustCBD contributed $6.7 million in the six months ended June 30, 2025 compared to $9.8 million in the six months ended June 30, 2024.

  Vessel contributed $2.1 million in the six months ended June 30, 2025, compared to $2.7 million in the six months ended June 30, 2024.
  AV contributed $0.6 million in the six months ended June 30, 2025, compared to $0.2 million in the six months ended June 30, 2024.
  These decreases were partially offset by the acquisitions of TruHC and United, which contributed $0.2 million and $0.4 million, respectively, in the six months ended June 30, 2025, compared to $nil and $nil, respectively, in the six months ended June 30, 2024.

Gross Profit

Gross profit totaled $5.7 million and $7.0 million for the six months ended June 30, 2025 and 2024, respectively. The decrease was primarily driven by the decreased sales at JustCBD, which contributed $3.2 million in the six months ended June 30, 2025 compared to $4.2 million in the six months ended June 30, 2024. Phatebo contributed $1.2 million in the six months ended June 30, 2025, compared to $1.4 million in the six months ended June 30, 2024. Vessel contributed $1.2 million in the six months ended June 30, 2025, compared to $1.3 million in the six months ended June 30, 2024. As a percentage of net sales, or gross margin, the Company reported 22% and 21% for the six months ended June 30, 2025 and 2024, respectively. The increase is primarily due to slight increases in margins at both Phatebo and Just CBD.

Operating Expenses

Operating expenses totaled $9.3 million and $13.0 million for the six months ended June 30, 2025 and 2024, respectively. The decrease is driven by a $1.2 million gain on the disposal and deconsolidation of insolvent subsidiaries, as well as lower headcount-related costs and asset impairments.

Consulting and Management Fees

Consulting and management fees were $4.1 million for the six months ended June 30, 2025 compared to $4.7 million for the six months ended June 30, 2024. These fees are related to employment and consulting contracts with most of the Company's management, as well as directors. The decrease is primarily due to a reduction in the Company's total headcount across all its business units.

Professional Fees

Professional fees totaled $1.3 million for the six months ended June 30, 2025 compared to $1.6 million for the six months ended June 30, 2024. These expenses are associated with legal, accounting and audit services.

General and Administrative Expenses

General and administrative expenses totaled $1.2 million for the six months ended June 30, 2025 compared to $1.0 million for the six months ended June 30, 2024. The primary expenses included in both periods were filing services and shareholder communications, as well as professional dues and subscriptions.

Promotion and Communication Expenses

Promotion and communication expenses totaled $1.9 million for the six months ended June 30, 2025 compared to $2.2 million for the six months ended June 30, 2024. The decrease is due to reduced sales as well as cost-cutting initiatives by the Company aimed at the minimization of corporate overhead. Promotion expenses incurred in the period largely relate to the nature of JustCBD's business model, which is centered around promoting its products as a method for stimulating revenue growth.

Travel Expenses

Travel expenses totaled $0.2 million for both the six months ended June 30, 2025 and the six months ended June 30, 2024. These expenses were for various trips related to the subsidiaries and the Company's promotional activities.

Share-based Compensation Expenses

Share based compensation expenses totaled $0.3 million for the six months ended June 30, 2025 compared to less than $0.1 million for the six months ended June 30, 2024. These expenses represent the amortization of the fair value of share-based payments. The increase is due to the grants of SARs to key employees during the year ended December 31, 2024.

Research and Development Expenses

Research and development expenses totaled $0.2 million for the six months ended June 30, 2025 compared to $0.1 million for the six months ended June 30, 2024. Research and development expenses consist primarily of contract research fees, manufacturing, consultant fees, and costs related to the launch of new brands for the Vessel business.

Operating Lease Expenses

Operating lease expenses totaled $0.3 million for the six months ended June 30, 2025 compared to $0.4 million for the six months ended June 30, 2024.

Depreciation and Amortization Expense

Depreciation and amortization expenses totaled $0.4 million for the six months ended June 30, 2025 compared to $0.3 million for the six months ended June 30, 2024. The increase is primarily due to the recent acquisitions of TruHC and United.

Bad Debt Expense

Bad debt expense totaled $0.3 million for the six months ended June 30, 2025 compared to $0.2 million for the six months ended June 30, 2024. The amounts reflect the Company's estimate of lifetime expected losses related to outstanding trade receivables.

Asset Impairment

Asset impairment totaled less than $0.1 million for the six months ended June 30, 2025 compared to $1.1 million for the six months ended June 30, 2024. The amount in 2025 represents impairment of an operating lease right of use asset in Florida. The amount in 2024 represents impairment of the long-lived assets at Vessel and JustCBD.

Gain on Disposal of Insolvent Subsidiaries

Gain on disposal of insolvent subsidiaries totaled $1.2 million for the six months ended June 30, 2025 compared to $nil for the six months ended June 30, 2024. The gain was the result of certain subsidiaries of the Company filing for bankruptcy during March 2025. The Company deconsolidated these subsidiaries when it lost control upon each subsidiaries' filing for bankruptcy.

Other (Income) Expenses

Other expense totaled $0.1 million for the six months ended June 30, 2025 compared to $1.2 million for the six months ended June 30, 2024. For both periods, this income and expense consists mainly of insurance, repairs and maintenance and royalties partially offset by miscellaneous incomes. The decrease in expense in the six months ended June 30, 2025 was driven by reduced royalty fees, as well as a gain recorded on a supplier agreement at TruHC.

Non-operating (Income) Expenses

We realized $0.4 million in non-operating income for the six months ended June 30, 2025 compared to non-operating income of $0.1 million for the six months ended June 30, 2024. This income and expense consist of unrealized (gains) losses from changes in fair value, interest (income) expense and foreign exchange loss (gain). The increase in income is primarily due to a $0.3 million gain on the value of the contingent consideration related to the JustCBD and Original Hemp acquisitions during the six months ended June 30, 2025 compared to a $0.2 million gain during the six months ended June 30, 2024. There was also a $0.1 million gain on the revaluation of the Company's digital assets recorded during the six months ended June 30, 2025.

Income Tax

We recognized less than $0.1 million in income tax benefit and $0.1 million in income tax expense for the six months ended June 30, 2025 and 2024, respectively. Our effective tax rate during the periods ended June 30, 2025 and 2024 was 0.3% and -1.6%, respectively. We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we consider such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to believe our deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance remains recorded against net deferred taxes as of June 30, 2025 and 2024.

Net Loss

We recorded a net loss of $3.2 million for the six months ended June 30, 2025 compared to a net loss of $6.0 million for the six months ended June 30, 2024. This decrease in net loss is driven by a $1.2 million gain on the disposal and deconsolidation of insolvent subsidiaries as well as lower operating expenses of $2.6 million.

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

The reconciliation of the Company's Adjusted EBITDA, a non-U.S. GAAP financial measure, to net income (loss), the most directly comparable U.S. GAAP financial measure, for the six months ended June 30, 2025 is presented in the table below:

(In thousands of United States dollars)	JustCBD	United	Vessel	Germany (3)	AV	Corporate & Other	Consolidated
Net income (loss)	$39	$(369)	$(636)	$(716)	$(50)	$(1,438)	$(3,170)
Income tax benefit	-	-	-	(10)	-	-	(10)
Interest expense (income)	25	2	(3)	97	1	25	147
Depreciation and amortization	19	3	2	347	6	-	377
EBITDA	83	(364)	(637)	(282)	(43)	(1,413)	(2,656)
Non-operating income (1)	(1)	-	-	-	(9)	(49)	(59)
Share based compensation	-	-	-	-		344	344
Asset impairment	-	-	-	-	-	46	46
Unrealized gain from changes in fair value (2)	(36)	-	-	-	-	(415)	(451)
Charges related to the flow-through of inventory step-up on business combinations	-	67	-	-	-	-	67
Other acquisition and transaction costs	-	-	-	-	-	164	164
Adjusted EBITDA	$46	$(297)	$(637)	$(282)	$(52)	$(1,323)	$(2,545)

The reconciliation of the Company's Adjusted EBITDA, a non-U.S. GAAP financial measure, to net (loss) income, the most directly comparable U.S. GAAP financial measure, for the six months ended June 30, 2024 is presented in the table below:

(In thousands of United States dollars)	JustCBD	Vessel	Germany (3)	AV	Corporate & Other	Consolidated
Net (loss) income	$(1,331)	$(1,318)	$(51)	$66	$(3,397)	$(6,031)
Income tax expense	-	-	77	-	16	93
Interest expense (income)	1	-	65	-	(69)	(3)
Depreciation and amortization	110	34	178	3	6	331
EBITDA	(1,220)	(1,284)	269	69	(3,444)	(5,610)
Non-operating loss (1)	1	-	-	-	182	183
Share based compensation	-	-	-		22	22
Asset impairment	93	934	-	-	31	1,058
Unrealized gain from changes in fair value (2)	(57)	-	-	-	(208)	(265)
Charges related to the flow-through of inventory step-up on business combinations	-	-	-	20	-	20
Other acquisition and transaction costs	-	-	216	33	20	269
Adjusted EBITDA	$(1,183)	$(350)	$485	$122	$(3,397)	$(4,323)

The reconciliation of the Company's Adjusted EBITDA, a non-U.S. GAAP financial measure, to net loss, the most directly comparable U.S. GAAP financial measure, for the three months ended June 30, 2025 is presented in the table below:

(In thousands of United States dollars)	JustCBD	United	Vessel	Germany (3)	AV	Corporate & Other	Consolidated
Net loss	$(78)	$(316)	$(383)	$(218)	$(30)	$(1,387)	$(2,412)
Income tax benefit	-	-	-	(48)	-	-	(48)
Interest expense (income)	3	1	(1)	72	-	21	96
Depreciation and amortization	9	2	1	180	3	-	195
EBITDA	(66)	(313)	(383)	(14)	(27)	(1,366)	(2,169)
Non-operating income (1)	-	-	-	-	(8)	(48)	(56)
Share based compensation	-	-	-	-		172	172
Unrealized gain from changes in fair value (2)	-	-	-	-	-	(146)	(146)
Charges related to the flow-through of inventory step-up on business combinations	-	40	-	-	-	-	40
Other acquisition and transaction costs	-	-	-	-	-	21	21
Adjusted EBITDA	$(66)	$(273)	$(383)	$(14)	$(35)	$(1,367)	$(2,138)

The reconciliation of the Company's Adjusted EBITDA, a non-U.S. GAAP financial measure, to net (loss) income, the most directly comparable U.S. GAAP financial measure, for the three months ended June 30, 2024 is presented in the table below:

(In thousands of United States dollars)	JustCBD	Vessel	Germany (3)	AV	Corporate & Other	Consolidated
Net (loss) income	$(1,442)	$(241)	$(45)	$66	$(995)	$(2,657)
Income tax expense (benefit)	-	-	12	-	(47)	(35)
Interest expense (income)	-	-	29	-	(54)	(25)
Depreciation and amortization	62	16	172	3	4	257
EBITDA	(1,380)	(225)	168	69	(1,092)	(2,460)
Non-operating loss (1)	-	-	-	-	51	51
Share based compensation	-	-	-		12	12
Asset impairment	93	70	-	-	(3)	160
Unrealized gain from changes in fair value (2)	(57)	-	-	-	(815)	(872)
Charges related to the flow-through of inventory step-up on business combinations	-	-	-	20	-	20
Other acquisition and transaction costs	-	-	216	33	20	269
Adjusted EBITDA	$(1,344)	$(155)	$384	$122	$(1,827)	$(2,820)

(1) Non-operating loss (income) includes foreign exchange losses (gains).

(2) Unrealized gain from changes in fair value includes changes in the value of the Company's contingent consideration associated with its acquisition of JustCBD.

(3) Germany includes the Company's main operating entities in Germany, Phatebo and TruHC

Liquidity and Capital Resources

Since the Company's inception, we have funded our operations and capital spending through cash flows from product sales and proceeds from the sale of our capital stock. The Company is generating cash from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support our business growth and expansion. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and unaudited condensed interim consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows in the foreseeable future. Our current principal sources of liquidity are cash and cash equivalents provided by our operations and prior equity offerings. Cash consists primarily of cash on deposit with banks. Cash was $1.5 million and $6.1 million as of June 30, 2025, and December 31, 2024, respectively. As of June 30, 2025, the Company's current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they come due within twelve months from the date the unaudited condensed interim consolidated financial statements were issued. The unaudited condensed interim consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(In thousands of United States dollars)	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Cash used in operating activities	$(5,616)	$(1,605)
Cash from financing activities	1,512	3,368
Cash used in investing activities	(636)	(33)
Effect of exchange rate change	194	47
Change in cash during the period	(4,546)	1,777
Cash, beginning of period	6,052	4,385
Cash, end of period	$1,506	$6,162

Cash used in Operating Activities

Net cash used in operating activities in the six months ended June 30, 2025 was $5.6 million compared to net cash used in operating activities of $1.6 million for the six months ended June 30, 2024. Cash flows used in operating activities for the periods ended June 30, 2025 and 2024 were due primarily to operating expenses exceeding the gross profit for the periods.

Cash provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 totaled $1.5 million compared to $3.4 million for the six months ended June 30, 2024. Cash flows provided from financing activities for the period ending June 30, 2025 were due to the sale of common shares of the Company in May 2025 as well as net borrowings on the credit facilities in Germany through the Company's Phatebo subsidiary. Cash flows provided from financing activities for the period ending June 30, 2024 were due to the sale of common shares of the Company in April 2024 as well as net borrowings on the credit facilities in Germany through the Company's Phatebo subsidiary.

Cash used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 totaled $0.6 million compared to net cash used in investing activities during the six months ended June 30, 2024 of less than $0.1 million. Cash flows used in investing activities for the period ended June 30, 2025 were primarily related to the acquisition of digital assets. Cash flows used in investing activities for the period ended June 30, 2024 were primarily related to the purchases of property, plant and equipment.

Working Capital

As of June 30, 2025, we had working capital of ($0.6) million, including $1.5 million of cash. The Company's primary cash flow needs are for the development of its operating activities, administrative expenses and for general working capital to support growing sales with related receivables and payables.

Funding Requirements

Our continued existence is dependent on our ability to generate positive cash flows through synergies within our operations, expanding our production capacity and geographic footprint, exploring strategic partnerships, and pursuing accretive acquisitions to supplement our organic growth. We are committed to attaining a level of sustained growth that will effectively offset our overhead costs, thereby paving the path to achieving profitability. We will be required in the future to raise additional capital through either equity or debt financings. To date, we have raised capital through multiple equity offerings. On May 2, 2025, the Company closed a private placement offering of 3,133,011 common shares of the Company at a price of $0.30 per common share and 726,992 pre-funded warrants at a price of $0.2999 per warrant for gross proceeds of $1.2 million, of which the Company immediately invested $1.0 million in digital assets. On December 16, 2024, the Company closed a registered direct offering of 2,850,000 units of the Company at a price of $1.25 per unit for gross proceeds of $3.6 million. On December 10, 2024 and December 11, 2024, the Company sold an aggregate of 425,000 of the Company's common shares at a price of $1.67 per common share for gross proceeds of $0.7 million pursuant to separate subscription agreements entered into between the Company and certain institutional investors. On April 8, 2024, the Company closed a registered direct offering of 1,700,000 common shares of the Company at a price of $1.90 per common share for gross proceeds of $3.2 million. There were no other equity offerings in the periods ended June 30, 2025 and June 30, 2024.

Debt

In addition to the equity offerings described above, the Company also has access to credit facilities through its Phatebo subsidiary. The credit facilities total €2.4 million with three different German banks and are secured by default guarantees. On June 30, 2025, the outstanding amount was €2.3 million ($2.7 million USD) and was due within the next twelve months. The credit facilities have interest rates ranging from 4.76% to 5.19% per year and does not have a set maturity date. The interest rate is reset every time a new amount is drawn.

As part of the acquisition of United on February 4, 2025, the Company issued promissory notes with five-year maturities that accrue interest at a rate of 6% per annum in an aggregate principal amount of $2.1 million issued to a group of shareholders of United on January 30, 2025. The promissory notes require the first payments of principal and interest to be made in February 2026. As of June 30, 2025, the total outstanding amount of these promissory notes was $2.2 million, $0.3 million of which is due within the next 12 months as of the date hereof. Of the total amount outstanding at June 30, 2025, $1.9 million was owed to related parties. These promissory notes were secured by payments guarantees and a default interest rate of 11% upon default.

Off-Balance Sheet Arrangements

As of June 30, 2025, the Company did not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on its results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Contractual Obligations

At June 30, 2025, the Company had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

(In thousands of United States dollars)	Total	Less than 1 Year	1 - 3 Years	More than 3 Years
Sales tax (1)	$2,681	$2,681	$-	$-
Legal disputes (1)	470	470	-	-
Contingent purchase consideration (2)	515	515	-	-
Operating lease obligations (3)	3,344	544	1,931	869
Debt (4)	5,349	2,981	1,309	1,059
Total	$12,359	$7,191	$3,240	$1,928

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

Recently Adopted Accounting Principles

Except as discussed below, there were no new accounting standards issued during the six months ended June 30, 2025 that impacted the Company. See Note 3, Significant Accounting Policies, of the notes to the consolidated financial statements for the year ended December 31, 2024 for a discussion of recently issued accounting standards.

Adoption of accounting standards and amendments

In December 2023, the FASB issued ASU 2023-08, Crypto Assets (Subtopic 350-60), which addresses the accounting and disclosure requirements for certain crypto assets. The guidance required entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. For all entities, the ASU's amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period.. The Company has adopted ASU 2023-08 effective as of January 1, 2025 and the disclosures around the Company's digital assets are reflective of that adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and the regulations promulgated thereunder) as of June 30, 2025 (the "Evaluation Date"). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings described in Item 3 of our 2024 Annual Report, other than as disclosed in Note 16 of the Company's unaudited condensed interim consolidated financial statements, included in Item 1 of Part I of this Quarterly Report.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes to the risk factors described in the 2024 Annual Report.

Our financial results and the market price of our common shares may be affected by the prices of digital assets.

As part of our capital allocation strategy for assets that are not required to provide working capital for our ongoing operations, we have invested, and may invest more, in digital assets. The price of digital assets has historically been subject to price fluctuations and volatility. Moreover, digital assets are relatively novel and the application of securities laws and other regulations to such digital assets may be unclear in some respects. It is possible that regulators may interpret laws and/or regulations in a manner that adversely affects the liquidity or value of digital assets.

Any decrease in the fair value of our digital assets could require us to incur an unrealized loss on the digital asset investment, and such charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings. Any decrease in reported earnings or increased volatility of such earnings could have a material adverse effect on the market price of our common shares. In addition, the application of generally accepted accounting principles in the United States with respect to digital assets remains uncertain in some respects, and any future changes in the manner in which we account for our digital assets could have a material adverse effect on our financial results and the market price of our common shares.

In addition, if investors view the value of our common shares as dependent upon or linked to the value or change in the value of our digital asset holdings, the price of our digital assets may significantly influence the market price of our common shares.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our digital assets, we may lose some or all of our digital assets and our financial condition and results of operations could be materially adversely affected.

Security breaches and cyberattacks are of particular concern with respect to our investment in digital assets. While we use highly reviewed and audited custody solutions, a successful security breach or cyberattack could result in a partial or total loss of our digital assets in a manner that may not be covered by insurance or indemnity provisions of our custody agreements with those custodians. Such a loss could have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2025, the Company entered into a securities purchase agreement with certain investors (the "Investors") in connection with the issuance and sale by the Company to the Investors via a private placement pursuant to Rule506(b) of Regulation D under the Securities Act (the "Private Placement") of an aggregate of 3,133,011 common shares of the Company, no par value per share at a purchase price of $0.30 per share (the "May Common Shares") and 726,992 pre-funded warrants of the Company at a purchase price of $0.2999 per warrant (the "Pre-funded Warrants") each to purchase one common share which shall be immediately exercisable and expire when exercised in full, at an exercise price of $0.0001 per share. The Company filed a registration statement on Form S-3 on May 14, 2025 (File No. 333-287261), which was declared effective by the SEC on May 22, 2025, that registers the May Common Shares and common shares underlying Pre-Funded Warrants by the selling securityholders named therein. The net proceeds from the sale of the May Common Shares and Pre-funded Warrants were approximately $1.1 million after deducting estimated expenses relating to the Private Placement. The Company used $0.4 million of the net proceeds from the Private Placement to purchase Solana, $0.4 million to purchase Ethereum, $0.1 million to purchase Sui, $0.1 million to purchase Ripple, and the balance for general corporate and working capital purposes and to pay any fees and expenses in connection with the issuance of the May Common Shares and the Pre-funded Warrants.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans.

During the three months ended June 30, 2025, none of the directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Flora Growth Corp.	1-A	2.1	10/10/2019
3.2	Articles of Amendment of Flora Growth Corp. effective April 30, 2021	F-1	3.3	11/16/2021
3.3	Articles of Amendment of Flora Growth Corp. effective June 9, 2023	8-K	3.1	07/07/2023
3.4	Bylaw No. 1-A of Flora Growth Corp.	6-K	99.3	07/06/2022
4.1	Form of Unit Warrant	F-1	4.5	11/16/2021
4.2	Form of Investor Warrant	6-K	4.1	12/13/2022
4.2	Form of Placement Agent Warrant	6-K	4.2	12/13/2022
4.4	Form of Investor Warrant	8-K	4.1	09/21/2023
4.5	Form of Placement Agent Warrant	8-K	4.2	09/21/2023
4.6	Form of Warrant Amendment	8-K	10.3	09/21/2023
4.7	Form of Promissory Note of Flora Growth Corp., dated January 30, 2025	8-K	10.2	02/05/2025
4.8	Form of Pre-funded Warrant dated May 2, 2025	8-K	4.1	05/02/2025
4.9	2022 Incentive Compensation Plan	8-K	4.1	06/30/2025
10.1	Form of Securities Purchase Agreement dated May 2, 2025	8-K	10.1	05/02/2025
10.2	Form of Unvested Stock Appreciation Rights Agreement, dated June 30, 2025	8-K	10.1	06/30/2025
10.3	Form of Vested Stock Appreciation Rights Agreement, dated June 30, 2025	8-K	10.2	06/30/2025
31.1*	Certification of Principal Executive Officer of Flora Growth Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer of Flora Growth Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer of Flora Growth Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer of Flora Growth Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

# Indicates management contract or compensatory plan or arrangement.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 1, 2025		Flora Growth Corp.

	By:	/s/ Clifford Starke
Clifford Starke
Chief Executive Officer (Principal Executive Officer)

Dated: August 1, 2025
	By:	/s/ Dany Vaiman
Dany Vaiman
Chief Financial Officer (Principal Financial and Accounting Officer)