Form 10-Q
period 2025-09-30
Flora Growth Corp.
filed 2025-11-05
CIK 1790169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
Yes ☐  No ☒

As of October 30, 2025, the registrant had 741,261 shares of its common shares, no par value ("common shares") outstanding.

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
  fluctuations in the market price of $0G, the native token of the 0G Chain, a layer-1 blockchain designed to enable users to deploy and operate decentralized artificial intelligence ("AI") applications and data ("0G Tokens", each a "0G Token"or "0G") or any other digital assets we might hold;
  the possibility that any one of the Cryptocurrencies (as defined below) may be classified as a "security";
  decrease in liquidity of 0G Tokens or any other digital assets we might hold;
  our ability to continue as a going concern absent access to sources of liquidity;
  damage to our reputation as a result of negative publicity;
  exposure to product liability claims, actions and litigation;
  risks associated with product recalls;
  continuing research and development efforts to respond to technological and regulatory changes;
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

PART I

Item 1. Financial Statements

Flora Growth Corp.

Table of Contents

Unaudited Condensed Interim Consolidated Financial Statements:	Page

Unaudited Condensed Interim Consolidated Statements of Financial Position as of September 30, 2025 and December 31, 2024	4

Unaudited Condensed Interim Consolidated Statements of Loss and Comprehensive Loss for the Three and Nine Months Ended September 30, 2025 and 2024	5

Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders' Equity (Deficiency) for the Three and Nine Months Ended September 30, 2025 and 2024	6

Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	7

Notes to Unaudited Condensed Interim Consolidated Financial Statements	8

Flora Growth Corp.
Unaudited Condensed Interim Consolidated Statements of Financial Position
(in thousands of United States dollars, except share amounts which are in thousands of shares)
As at:	September 30, 2025	December 31, 2024
ASSETS
Current
Cash	$13,100	$5,223
Restricted cash	25	25
Trade and amounts receivable, net of $3 allowance ($nil at December 31, 2024)	2,292	1,567
Prepaid expenses and other current assets	92	13
Indemnification receivables	-	4,241
Inventory	2,483	2,239
Digital assets	98	-
Current assets held for sale	-	6,455
Total current assets	18,090	19,763
Non-current
Property, plant and equipment	151	81
Operating lease right of use assets	411	174
Restricted digital assets	55,308	-
Other assets	56	35
Noncurrent assets held for sale	-	6,174
Total assets	$74,016	$26,227
LIABILITIES
Current
Trade payables	$2,961	$3,572
Contingencies	639	4,241
Current portion of debt	2,697	2,080
Current portion of operating lease liability	177	130
Contingent purchase considerations	-	651
Other accrued liabilities	2,223	1,169
Current liabilities held for sale	-	6,989
Total current liabilities	8,697	18,832
Non-current
Non-current portion of debt	64	-
Non-current operating lease liability	307	122
Deferred tax	28	-
Noncurrent liabilities held for sale	-	2,763
Total liabilities	9,096	21,717
SHAREHOLDERS' EQUITY
Share capital, no par value, unlimited authorized, 712 issued and outstanding (478 at December 31, 2024)	-	-
Additional paid-in capital	232,609	162,871
Accumulated other comprehensive income (loss)	196	(221)
Deficit	(167,885)	(158,140)
Total shareholders' equity	64,920	4,510
Total liabilities and shareholders' equity	$74,016	$26,227

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.
Commitments and contingencies - see Note 16. Going concern - see Note 2.

Flora Growth Corp.
Unaudited Condensed Interim Consolidated Statements of Loss and Comprehensive Loss
(in thousands of United States dollars, except per share amounts which are in thousands of shares)
	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Revenue	$9,748	$7,238	$26,323	$28,219
Cost of sales	9,413	6,743	24,834	26,309
Gross profit	335	495	1,489	1,910
Operating expenses
Consulting and management fees	1,240	1,130	2,793	2,803
Professional fees	445	512	1,611	2,019
General and administrative	473	409	1,061	821
Travel expenses	31	53	141	105
Share based compensation	541	406	885	428
Operating lease expense	38	28	114	72
Depreciation and amortization	7	8	19	25
Bad debt expense	(10)	-	-	-
Asset impairment	-	-	46	31
Gain on disposal of insolvent subsidiaries	-	-	(1,119)	-
Other (income) expenses, net	836	65	1,350	828
Total operating expenses	3,601	2,611	6,901	7,132
Operating loss	(3,266)	(2,116)	(5,412)	(5,222)
Interest expense	61	26	164	22
Foreign exchange loss (gain)	25	(73)	(24)	109
Unrealized loss (gain) from changes in fair value	257	323	(158)	114
Net loss before income taxes and discontinued operations	(3,609)	(2,392)	(5,394)	(5,467)
Income tax expense (benefit)	18	(66)	113	80
Net loss from continuing operations	(3,627)	(2,326)	(5,507)	(5,547)
Loss from discontinued operations, net of taxes	(3,032)	(1,474)	(4,322)	(4,284)
Net loss for the period	(6,659)	(3,800)	(9,829)	(9,831)
Net loss attributable to noncontrolling interest	-	(27)	-	(54)
Net loss attributable to Flora Growth	$(6,659)	$(3,773)	$(9,829)	$(9,777)

Basic loss per share from continuing operations	$(4.93)	$(6.80)	$(9.19)	$(18.80)
Diluted loss per share from continuing operations	$(4.93)	$(6.80)	$(9.19)	$(18.80)
Basic loss per share attributable to Flora Growth Corp.	$(9.05)	$(11.03)	$(16.41)	$(33.14)
Diluted loss per share attributable to Flora Growth Corp.	$(9.05)	$(11.03)	$(16.41)	$(33.14)
Weighted average number of common shares outstanding - basic	736	342	599	295
Weighted average number of common shares outstanding - diluted	736	342	599	295
Other comprehensive loss
Net loss for the period	$(6,659)	$(3,800)	$(9,829)	$(9,831)
Derecognition of equity related to insolvent subsidiaries, net of income taxes of $nil ($nil in 2024)	-	-	(595)	-
Derecognition of equity related to discontinued operations, net of income taxes of $nil ($nil in 2024)	489	-	489	-
Foreign currency translation, net of income taxes of $nil ($nil in 2024)	(544)	317	523	325
Comprehensive loss for the period	(6,714)	(3,483)	(9,412)	(9,506)
Comprehensive loss attributable to noncontrolling interest	-	(27)	-	(54)
Comprehensive loss	$(6,714)	$(3,456)	$(9,412)	$(9,452)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Flora Growth Corp.
Unaudited Condensed Interim Consolidated Statement of Shareholders' Equity (Deficiency)
(in thousands of United States dollars, except for share amounts which are in thousands of shares)
	Common Shares		Additional paid-in Capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Non- controlling interests in subsidiaries (deficiency)	Shareholders' equity (deficiency)
	#
For the nine months ended September 30, 2025
Balance, December 31, 2024	478	$-	$162,871	$(221)	$(158,140)	$-	$4,510
Equity offerings	201	-	69,293	-	-	-	69,293
Equity offering issuance costs	-	-	(1,169)	-	-	-	(1,169)
Equity issued for business combinations	24	-	813	-	-	-	813
Exercise of pre-funded warrants	9	-	-	-	-	-	-
Options forfeited	-	-	(84)	-	84	-	-
Restricted stock vested	-	-	22	-	-	-	22
SARs vested	-	-	863	-	-	-	863
Derecognition of equity related to insolvent subsidiaries	-	-	-	(595)	-	-	(595)
Derecognition of equity related to discontinued operations	-	-	-	489	-	-	489
Other comprehensive loss - exchange differences (net of income taxes of $nil)	-	-	-	523	-	-	523
Net loss	-	-	-	-	(9,829)	-	(9,829)
Balance, September 30, 2025	712	$-	$232,609	$196	$(167,885)	$-	$64,920
For the three months ended September 30, 2025
Balance, June 30, 2025	582	$-	$165,082	$251	$(161,310)	$-	$4,023
Equity offerings	121	-	68,135	-	-	-	68,135
Equity offering issuance costs	-	-	(1,065)	-	-	-	(1,065)
Exercise of pre-funded warrants	9	-	-	-	-	-	-
Options forfeited	-	-	(84)	-	84	-	-
Restricted stock vested	-	-	5	-	-	-	5
SARs vested	-	-	536	-	-	-	536
Derecognition of equity related to discontinued operations	-	-	-	489	-	-	489
Other comprehensive loss - exchange differences (net of income taxes of $nil)	-	-	-	(544)	-	-	(544)
Net loss	-	-	-	-	(6,659)	-	(6,659)
Balance, September 30, 2025	712	$-	$232,609	$196	$(167,885)	$-	$64,920
For the nine months ended September 30, 2024
Balance, December 31, 2023	232	$-	$149,093	$(140)	$(142,549)	$-	$6,404
Common stock offerings	44	-	3,230	-	-		3,230
Common stock offering issuance costs	-	-	(384)	-	-	-	(384)
Equity issued for business combinations	69	-	3,969	-	-	991	4,960
Equity issued for other agreements	1	-	55	-	-	-	55
Options vested	-	-	5	-	-	-	5
Options forfeited	-	-	(316)	-	316	-	-
Restricted stock vested	-	-	34	-	-	-	34
Restricted stock cancelled	-	-	(9)	-	-	-	(9)
SARs vested	-	-	398	-	-	-	398
Other comprehensive loss - exchange differences (net of income taxes of $nil)	-	-	-	325	-	-	325
Net loss	-	-	-	-	(9,777)	(54)	(9,831)
Balance, September 30, 2024	346	$-	$156,075	$185	$(152,010)	$937	$5,187
For the three months ended September 30, 2024
Balance, June 30, 2024	346	$-	$155,678	$(132)	$(148,237)	$964	$8,273
Restricted stock vested	-	-	8	-	-	-	8
SARs vested	-	-	398	-	-	-	398
Share issuance costs	-	-	(9)	-	-	-	(9)
Other comprehensive loss - exchange differences (net of income taxes of $nil)	-	-	-	317	-	-	317
Net loss	-	-	-	-	(3,773)	(27)	(3,800)
Balance, September 30, 2024	346	$-	$156,075	$185	$(152,010)	$937	$5,187

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Flora Growth Corp.
Unaudited Condensed Interim Consolidated Statement of Cash Flows
(in thousands of United States dollars)
	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Cash flows from operating activities:
Net loss	$(9,829)	$(9,831)
Adjustments to net loss:
Depreciation and amortization	578	557
Share based compensation	885	428
Inventory impairments through costs of sales	364	1,423
Asset impairments	1,453	1,471
Changes in financial instruments at fair value	(227)	57
Bad debt expense	500	266
Loss on asset disposals	7	47
Gain on disposal of insolvent subsidiaries	(1,229)	-
Interest expense	208	24
Interest paid	(121)	(24)
Income tax	10	(71)
	(7,401)	(5,653)
Net change in non-cash working capital:
Trade and other receivables	178	(1,394)
Inventory	2,923	(350)
Prepaid expenses and other assets	487	330
Trade payables and accrued liabilities	(1,703)	3,381
Net cash used in operating activities	(5,516)	(3,686)

Cash flows from financing activities:
Equity instruments issued	14,597	3,230
Equity issue costs	(1,169)	(398)
Payment of contingent consideration	(1,800)	-
Loan borrowings	4,316	6,804
Loan repayments	(3,877)	(6,525)
Net cash provided by financing activities	12,067	3,111

Cash flows from investing activities:
Purchase and sale of digital assets	697	-
Purchases of property, plant and equipment and intangible assets	(98)	(134)
Net cash on disposal of Cannabis Business	(413)	273
Cash acquired in business combination	461	64
Net cash provided by investing activities	647	203

Effect of exchange rate on changes on cash	679	231

Change in cash during the period	7,877	(141)
Cash and restricted cash at beginning of period	5,248	4,385
Cash and restricted cash at end of period	$13,125	$4,244
Supplemental disclosure of non-cash investing and financing activities
Equity issued for digital assets	$54,696	$-
Common shares issued for business combinations	813	3,969
Debt issued for business combinations	2,135	-
Common shares issued for other agreements	-	55
Option cancellations reclassified to equity	84	316
Operating lease additions to right of use assets	1,375	2,172

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three and nine months ended September 30, 2025 and 2024
(In thousands of United States dollars, except shares and per share amounts)

1. NATURE OF OPERATIONS

Flora Growth Corp. (the "Company" or "Flora") was incorporated under the laws of the Province of Ontario, Canada on March 13, 2019. The Company, which will be rebranded as ZeroStack, is a decentralized AI treasury company that is investing in the future of AI infrastructure through strategic ownership in 0G Tokens (as defined below), an AI infrastructure company that has created an open and decentralized AI network fueled by the 0G Token. The Company is a global pharmaceutical distributor through its wholly owned subsidiary Phatebo GmbH. The Company's registered office is located at 40 King Street, W Suite 2400, Toronto, Ontario, M5H 3S1, Canada and our principal place of business in the United States is located at 3230 W. Commercial Boulevard, Suite 180, Fort Lauderdale, Florida 33309.

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

Cryptocurrency Treasury Strategy

In early 2025 following a due diligence process, the Company began implementing an expansion strategy focused on identifying and pursuing complementary growth opportunities within the global digital asset market.

On May 2, 2025, the Company entered into a securities purchase agreement (the "May 2025 Securities Purchase Agreement") with certain investors (the "May 2025 Investors") in connection with the issuance and sale by the Company to the May 2025 Investors via a private placement (the "May 2025 Private Placement") of an aggregate of 80,340 common shares at a purchase price of $11.70 per share (the "Common Shares") and 18,642 pre-funded warrants of the Company at a purchase price of $11.6961 per warrant (the "May 2025 Pre-funded Warrants") each to purchase one Common Share (each, a "May 2025 Pre-funded Warrant Share") which were immediately exercisable and expire when exercised in full, at an exercise price of $0.0039 per share.

The net proceeds from the sale of the Common Shares and May 2025 Pre-funded Warrants were approximately $1.1 million after deducting estimated expenses relating to the May 2025 Private Placement. The Company used $0.4 million of the net proceeds from the May 2025 Private Placement to purchase Solana, $0.4 million of the net proceeds from the May 2025 Private Placement to purchase Ethereum, $0.1 million of the net proceeds from the May 2025 Private Placement to purchase Sui, $0.1 million of the net proceeds from the May 2025 Private Placement to purchase Ripple (collectively, the "Owned Cryptocurrencies"), and the balance of the net proceeds from the May 2025 Private Placement for general corporate and working capital purposes and to pay any fees and expenses in connection with the issuance of the Common Shares and the May 2025 Pre-funded Warrants.

On September 19, 2025, the Company entered into securities purchase agreements with certain investors pursuant to which the Company agreed to sell and issue the following securities in private placement offerings (collectively, the "PIPE Offering"): (i) 116,340 common share units ("PIPE Common Share Units") at a unit price of $25.19, payable in cash, for aggregate gross proceeds of $2.9 million, with each unit consisting of one common share ("PIPE Common Share") and 0.2 of a warrant to purchase one common share at an exercise price of $25.19 ("PIPE Warrant"); (ii) 412,037 pre-funded warrant units ("PIPE Pre-Funded Warrant Units") at a unit price of $25.1899, payable in cash, for aggregate gross proceeds of $10.4 million, with each unit consisting of one pre-funded warrant to purchase one common share at an exercise price of $0.0001 ("PIPE Pre-Funded Warrant") and 0.2 of a PIPE Warrant; (iii) 8,546,955 PIPE Pre-Funded Warrants at a unit price of $25.1899, payable in 71,766,135 0G Tokens (as defined below) based on an agreed value of $3 per 0G Token; and (iv) an unsecured convertible note in an aggregate original principal amount of 95,333 Solana (the "PIPE Note").

On September 26, 2025, in connection with the first closing of the PIPE Offering, the Company issued 116,340 PIPE Common Share Units and 412,037 PIPE Pre-Funded Warrant Units for aggregate gross cash proceeds of $13.3 million, and 2,592,212 PIPE Pre-Funded Warrants for 21,766,135 0G Tokens, valued at $54.7 million on the issuance date. The remaining 5,954,473 PIPE Pre-Funded Warrant Units were issued on October 9, 2025, for 50,000,000 0G Tokens. The PIPE Note was issued on October 24, 2025, at which date the original principal amount of 95,333 Solana was received.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

On September 19, 2025, the Company entered into an arrangement with Zero Gravity Labs Inc. ("Zero Gravity") pursuant to which the Company agreed to (i) borrow 50,000,000 0G Tokens from Zero Gravity under a term loan agreement ("Loan Agreement"), and (ii) issue to Zero Gravity in a private placement offering 1,786,423 warrants to purchase one common share at an exercise price of $0.01 ("Loan Agreement Warrants"). On September 22, 2025, the Company entered into an agreement with Zero Gravity for the issuance of an unsecured convertible note in an aggregate original principal amount of 50,000,000 0G Tokens (the "Zero Gravity Convertible Note") that will replace the Loan Agreement and Loan Agreement Warrants, subject to closing. The Zero Gravity Convertible Note was issued on October 23, 2025, at which date the 50,000,000 0G Tokens were received.

The Company intends to use the net proceeds from the PIPE Offering and the Zero Gravity Convertible Note (collectively, the "Cryptocurrency Offering") to further the Company's new digital asset treasury strategy linked to $0G, the native tokens of the Zero Gravity (0G) blockchain ("0G Tokens" or "0G"), and to explore and expand the use of the native AI functionality of the 0G Tokens to enhance the business of the Company and the balance of the net proceeds will be used for general corporate and working capital purposes.

In connection with the Cryptocurrency Offering, on October 1, 2025, Mr. Clifford Starke resigned as a director and the Chief Executive Officer of the Company and Mr. Sammy Dorf resigned as the Executive Chairman of the Company. On October 1, 2025, the Board of Directors (the "Board") appointed Mr. Daniel Reis-Faria and Michael Heinrich as non-independent directors of the Board, and in connection with their appointments to the Board, Mr. Reis-Faria, was also appointed as the Chief Executive Officer of the Company and Mr. Heinrich was also appointed as Executive Chairman effective October 1, 2025.

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

The Company had cash of $13.1 million at September 30, 2025, a net loss of $9.8 million for the nine months ended September 30, 2025, and an accumulated deficit of $167.9 million at September 30, 2025. With the first closing of the PIPE Offering on September 26, 2025, as well as the closings of the PIPE Offering subsequent to September 30, 2025, the Company believes that its existing cash and digital assets are and will be sufficient in both the short and long term to meet our working capital requirements and future obligations.

Basis of consolidation

These unaudited condensed interim consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions were eliminated on consolidation. Subsidiaries are entities the Company controls when it is exposed, or has rights, to variable returns from its involvement in the entity and can affect those returns through its power to direct the relevant activities of the entity. Subsidiaries are included in the consolidated financial results of the Company from the date of acquisition up to the date of disposition or loss of control. At September 30, 2025, the Company's subsidiaries and respective ownership percentages have not changed from the year ended December 31, 2024, except as noted below.

On February 4, 2025, the Company completed the closing of the acquisition of 100% of the issued and outstanding shares of United Beverage Distribution Inc., a United States corporation with a functional currency of the United States dollar. See discussion of the acquisition in Note 9.

During the nine months ended September 30, 2025, each of Franchise Global Health Inc. ("FGH"), Franchise Cannabis Corp., CBDMed Therapeutics Inc., Harmony Health One Inc., 1200325 B.C. Ltd., Fayber Technologies Inc., ACA Mueller ADAG Pharma Vertriebs GmbH, Sativa Verwaltungs GmbH, and Sativa Verwaltungs GmbH and Co. KG (together, the "Insolvent Subsidiaries") made insolvency filings in the appropriate jurisdictions. Each of the Insolvent Subsidiaries was a direct or indirect subsidiary of the Company and was part of the Company's acquisition of FGH in December 2022. See discussion in Note 4.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

On September 26, 2025, the Company transferred 100% of the issued and outstanding equity interests of the following direct and indirect wholly-owned subsidiaries, which collectively comprise the Company's legacy hemp and cannabis business: (i) Australian Vaporizers Pty LTD, an Australian limited company; (ii) Vessel Brand Canada Inc., a Canadian corporation; (iii) Klokken Aarhus Inc., a Canadian corporation; (iv) Rangers Pharmaceuticals A/S, a Danish stock-based corporation; (v) TruHC Pharma GmbH, a German limited company; (vi) Vessel Brand Inc., a Delaware corporation; (vii) High Roller Private Label LLC, a Florida limited liability company; (viii) Just Brands LLC; a Florida limited liability company; (ix) Just Brands FL LLC, a Florida limited liability company; (x) Just Brands International LTD, a United Kingdom limited company; and (xi) United Beverage Distribution Inc., a South Dakota corporation (collectively, the "Transferred Interests") to Flora Growth US Holdings LLC, a Florida limited liability company and certain noteholders ("Noteholders") of the Company, in exchange for full satisfaction of the balance receivable under the promissory notes issued by the Company to such Noteholders as part of the Company's acquisition of United Beverage Distribution Inc. on January 30, 2025 (Note 9). See discussion in Note 3.

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

On August 4, 2025, the Company effected a 1-for-39 share consolidation of the Company's issued and outstanding common shares, by filing Articles of Amendment to the Company's amended and restated Articles of Incorporation with the Ontario Ministry of Public and Business Service Delivery and Procurement. The Company common shares began trading on a post-share consolidation basis as of the opening of the Nasdaq on August 4, 2025.

From August 4, 2025 through August 18, 2025, a period of 10 consecutive trading days, the closing bid price of the Company's Common Shares was greater than $1.00 per share. Accordingly, on August 19, 2025, the Company received formal notice from Nasdaq that it had regained compliance with the Minimum Bid Price Requirement and that the matter has been closed. Flora is now in compliance with all applicable continued listing standards and its Common Shares continue to be listed and traded on Nasdaq.

Corporate governance requirement

On August 25, 2025, Harold Wolkin, a director of the Company passed away. Prior to his passing, Mr. Wolkin served as an "Independent Director", as defined in Nasdaq Listing Rule 5605(a)(2), of the Company's audit committee, the compensation committee, and the nominating and corporate governance committee of the Board. On August 26, 2025, Nasdaq was informed that because of Mr. Wolkin's passing, the Company is no longer in compliance with certain Corporate Governance Requirements as set forth in Nasdaq Listing Rule 5605.

Pursuant to Nasdaq Listing Rule 5605(b)(1), a majority of the Board of a listed company must be comprised of Independent Directors. With Mr. Wolkin's passing, the Board is currently comprised of only four members, Daniel Reis-Faria, Michael Heinrich, Edward Woo and Manfred Leventhal. Only two of the four, Mr. Woo and Mr. Leventhal, qualify as Independent Directors. Therefore, the Company's Board is no longer comprised of a majority of Independent Directors as required by Nasdaq Listing Rule 5605(b)(1).

Pursuant to Nasdaq Listing Rule 5605(c)(2)(A), a listed company must have an audit committee of at least three members, each of whom must be an Independent Director and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). With Mr. Wolkin's passing, the Company's audit committee is currently comprised of only two members, Mr. Woo and Mr. Leventhal, each of whom meet the independence requirements set forth in Nasdaq Rule 5605(a)(2) and Rule 10-A3(b)(1) of the Exchange Act. Therefore, the Company's audit committee is no longer comprised of at least three members meeting the aforementioned independence requirements as required by Nasdaq Listing Rule 5605(c)(2)(A).

The Company is in the process of reviewing and evaluating potential options to regain compliance with Nasdaq Listing Rules 5605(b)(1) and 5605(c)(2)(A) within the cure period set forth in 5605(b)(1)(A), which will be before the earlier of one year from August 25, 2026 and the next annual meeting.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

3. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

On September 20, 2025, the Company entered into an Equity Transfer and Debt Repayment Agreement (the “Agreement”) with a group of investors (the “Investors”), which included Clifford Starke and Sammy Dorf, each of whom are directors of Flora, and Dany Vaiman, the Company’s chief financial officer. Under the Agreement, the Investors acquired assets from the Company relating to the Company’s hemp and cannabis related businesses, including Just Brands LLC, Just Brands FL LLC, Just Brands International LTD, High Roller Private Label LLC (together with Just Brands LLC, Just Brands FL LLC, Just Brands International LTD (“JustCBD”), Vessel Brand Inc., Vessel Brand Canada Inc. (together with Vessel Brand Inc. “Vessel”), United Beverage Distribution Inc. (“United”), Klokken Aarhus Inc., Rangers Pharmaceuticals A/S (together with Klokken Aarhus Inc. “Klokken”), TruHC Pharma GmbH (“TruHC”), Australian Vaporizers Pty LTD and the Company’s investment in an early-stage European cannabis company (collectively the “Cannabis Business”). The sale of the Cannabis Business occurred following signing on September 26, 2025.

The consideration received by the Company for the sale of the Cannabis Business consisted of the cancellation by the Investors of all of the Company's obligations pursuant to promissory notes owed to the Investors with five year maturities currently held by the Company with an aggregate amount of principal and accrued interest of approximately $2.2 million.

The sale enabled the Company to concentrate on its international pharmaceutical distribution business. The sale was part of several strategic changes to become a digital assets treasury company.

The Company has presented the associated assets and liabilities of the Cannabis Business as held for sale. The major classes of assets and liabilities classified as held for sale as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Assets held for sale
Cash	$-	$804
Trade and amounts receivable	-	1,494
Prepaid expenses and other current assets	-	625
Inventory	-	3,532
Total current assets held for sale	-	6,455
Property, plant and equipment	-	231
Operating lease right of use assets	-	1,123
Intangible assets	-	2,746
Goodwill	-	2,006
Other assets	-	68
Total noncurrent assets held for sale	-	6,174
Total assets held for sale	$-	$12,629
Liabilities held for sale
Trade and other payables	$-	$1,892
Contingencies	-	2,695
Current portion of operating lease liability	-	660
Current portion of contingent purchase considerations	-	184
Other accrued liabilities	-	1,558
Total current liabilities held for sale	-	6,989
Non-current operating lease liability	-	1,907
Deferred tax	-	856
Total liabilities held for sale	$-	$9,752

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

The following table summarizes the major classes of line items included in loss from discontinued operations, net of tax, for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Revenue	$4,492	$5,227	$14,499	$17,960
Cost of sales	2,770	2,883	8,214	10,010
Gross profit from discontinued operations	1,722	2,344	6,285	7,950
Operating expenses
Consulting and management fees	1,248	1,349	3,798	4,327
Professional fees	113	138	237	230
General and administrative	205	312	971	945
Promotion and communication	623	899	2,349	3,114
Travel expenses	41	71	134	212
Research and development	52	118	238	227
Operating lease expense	168	150	421	470
Depreciation and amortization	194	220	559	533
Bad debt expense	180	47	500	266
Asset impairment	1,407	413	1,407	1,440
Other expense	550	202	128	678
Operating loss from discontinued operations	(3,059)	(1,575)	(4,457)	(4,492)
Interest expense	-	1	44	2
Foreign exchange loss (gain)	2	(3)	(8)	(2)
Unrealized gain from changes in fair value	(32)	-	(68)	(57)
Net loss before income taxes	(3,029)	(1,573)	(4,425)	(4,435)
Income tax benefit	3	(99)	(103)	(151)
Loss from discontinued operations	$(3,032)	$(1,474)	$(4,322)	$(4,284)
Basic and diluted loss per share from discontinued operations	$(4.12)	$(4.23)	$(7.22)	$(14.34)

The following table summarizes the significant operating and investing items related to the Cannabis Business for the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Operating activities of discontinued operations
Depreciation and amortization	$559	$533
Bad debt expense	500	266
Asset impairment	1,407	1,440
Investing activities of discontinued operations
Purchases of property, plant and equipment	$17	$100

The subsidiaries sold included TruHC Pharma GmbH, Klokken Aarhus Inc. and Rangers Pharmaceuticals A/S, which were part of the commercial and wholesale segment; Just Brands LLC, Just Brands FL LLC, Just Brands International LTD, High Roller Private Label LLC, Vessel Brand Inc., Vessel Brand Canada Inc., United Beverage Distribution Inc. and Australian Vaporizers Pty LTD which made up the entirety of the house of brands segment; and the Company's investment in an early stage European cannabis company which was part of the Company's corporate segment.

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

During the three and nine months ended September 30, 2025, the Company recorded a gain on disposal of $nil as the sales price equaled the carrying value of the assets being sold.

During the three and nine months ended September 30, 2025, the Company recorded a gain on disposal of $0.5 million because of the derecognition of equity components related to the Cannabis Businesses for which the Company lost control.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

4. INSOLVENCY AND DECONSOLIDATION OF CERTAIN SUBSIDIARIES

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

Each of the Canadian insolvent entities and the German insolvent entities was a direct or indirect subsidiary of the Company and was part of the Company's acquisition of FGH in December 2022. As a result of the insolvencies, the Company concluded that it no longer controls the Insolvent Subsidiaries for accounting purposes as of March 14, 2025, in accordance with ASC Topic 810, and, therefore, deconsolidated all assets and liabilities of the Insolvent Subsidiaries during the three months ended March 31, 2025 from the Company's financial statements. Subsequent to the deconsolidation, the Company accounted for its investment in the Insolvent Subsidiaries using the cost method of accounting, which was recorded at $nil in the Company's condensed interim consolidated statements of financial position as of September 30, 2025. The Insolvent Subsidiaries results of operations were removed from the Company's condensed interim consolidated statements of loss and comprehensive loss beginning March 14, 2025. The historical financial results for the Insolvent Subsidiaries have not been classified as a discontinued operation because it does not represent a strategic shift with a major effect on the Company's operations and financial results.

The following table provides the combined carrying value of assets and liabilities of Insolvent Subsidiaries that have been deconsolidated during the nine months ended September 30, 2025:

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

The gain on deconsolidation of Insolvent Subsidiaries is recorded in gain on disposal of insolvent subsidiaries in the unaudited condensed interim consolidated statements of loss and comprehensive loss. The Insolvent Subsidiaries reported a combined net loss and comprehensive loss of $nil and less than $0.1 million in the three and nine months ended September 30, 2025, respectively (2024 - net loss and comprehensive loss of less than $0.1 million and $0.4 million, respectively).

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

As part of the deconsolidation of the Insolvent Subsidiaries, the Company reported a gain of $0.6 million related to currency translation adjustments, recorded in comprehensive loss in the nine months ended September 30, 2025.

The contingencies and indemnification receivables relate to a legal claim filed against FGH, which was covered under an indemnification agreement between the Company and the former Chief Executive Officer and shareholder of FGH. The voluntary assignment in bankruptcy of FGH triggered an automatic stay on the related legal proceedings.

5. TRADE AND AMOUNTS RECEIVABLE

The Company's trade and amounts receivable are recorded at amortized cost. The trade and other receivables balance as at September 30, 2025 and December 31, 2024 consists of trade accounts receivable, amounts recoverable from the Government of Canada for Harmonized Sales Taxes ("HST"), as well as Value Added Tax ("VAT") from various jurisdictions, and other receivables.

	September 30, 2025	December 31, 2024
Trade accounts receivable	$786	$713
Allowance for expected credit losses	(3)	-
HST/VAT receivable	1,048	660
Other receivables	461	194
Total	$2,292	$1,567

Changes in the trade accounts receivable allowance in the three and nine months ended September 30, 2025 relate to establishing an allowance for expected credit losses. There was less than $0.1 million in write-offs of trade receivables during both the three and nine months ended September 30, 2025, (2024 - $nil for both). The Company has no amounts written off that are still subject to collection enforcement activity as at September 30, 2025. The Company's aging of trade accounts receivable is as follows:

	September 30, 2025	December 31, 2024
Current	$22	$46
1-30 Days	181	521
31-60 Days	237	146
61-90 Days	11	-
91-180 Days	335	-
Total trade receivables	$786	$713

6. INVENTORY

Inventory is comprised of the following:

	September 30, 2025	December 31, 2024
Raw materials and supplies	$30	$27
Finished goods	2,453	2,212
Total	$2,483	$2,239

During the three and nine months ended September 30, 2025, the Company recorded inventory impairment as a write-down to cost of sales in the amount of $nil and less than $0.1 million, respectively (2024 - $nil for both).

7. DIGITAL ASSETS

As discussed in Note 2, the Company received 21,766,135 0G Tokens on September 26, 2025, in exchange for the issuance of 2,592,212 PIPE Pre-Funded Warrants. The 0G Tokens were initially valued at $54.7 million, equal to the fair value of the PIPE Pre-Funded Warrants at issuance, which reflects the Company's common share closing price of $21.10 per unit on that date. As at September 30, 2025, these 0G Tokens were classified as restricted digital assets as they were held in an escrow account under the Company's name. On October 9, 2025, these digital assets were released from escrow as the conditions for their release were met.

The Company's digital assets consist of the following as of September 30, 2025:

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)
	Digital Assets			Restricted Digital Assets

	Number of Units	Cost Basis	Fair Value	Number of Units	Cost Basis	Fair Value
Bitcoin (BTC)	0.856737	$100	$98	-	$-	$-
Zero Gravity (0G)	-	-	-	21,766,135.50	54,696	55,308
Total digital assts		$100	$98		$54,696	$55,308

The following table presents a reconciliation of the fair values of the Company's investments in digital assets for the nine months ended September 30, 2025:

	Digital Assets	Restricted Digital Assets	Total
Balance as of December 31, 2025	$-	$-	$-
Purchases	1,418	54,696	56,114
Dispositions	(2,015)	-	(2,015)
Realized gains on dispositions	575	-	575
Unrealized gains from changes in fair value of digital assets	120	612	732
Balance as of September 30, 2025	$98	$55,308	$55,406

In accordance with ASC Topic 820, Fair Value Measurement, the Company measures the fair value of its digital assets based on the quoted end-of-day price on the measurement date for a single digital asset on an active trading platform, Bitgo.com. Management has determined that Bitgo.com, an active exchange market, represents a principal market for the digital assets it holds and the end-of-day quoted price is both readily available and representative of fair value (Level 1 inputs). The Company recorded a gain of $1.2 million and $1.3 million in the value of its digital assets for the three and nine months ended September 30, 2025, respectively, which was reported in the unrealized gain from changes in fair value in the unaudited condensed interim consolidated statements of loss and comprehensive loss.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2025	December 31, 2024
Buildings	$112	$32
Machinery and office equipment	154	133
Vehicles	8	7
Total	274	172
Less: accumulated depreciation	(123)	(91)
Property, plant and equipment, net	$151	$81

Depreciation expense was less than $0.1 million for both the three and nine months ended September 30, 2025, (2024 - less than $0.1 million for both) and was recorded in depreciation and amortization in the unaudited condensed interim consolidated statements of loss and comprehensive loss.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

9. BUSINESS COMBINATIONS

United Beverage Distribution Inc. business combination

On January 30, 2025, the Company and United Beverage Distribution Inc. ("United"), a South Dakota corporation, entered into a Share Purchase Agreement (the "Purchase Agreement") pursuant to which the Company purchased 100% of the issued and outstanding common shares of United (the "United Common Shares"). Under the terms of the Purchase Agreement, Flora agreed to purchase the United Common Shares from the group of sellers listed in the Purchase Agreement (the "Sellers"), which included Clifford Starke and Sammy Dorf, each of whom are directors of Flora (the "Flora Directors"), and Flora's chief financial officer, Dany Vaiman (together with the Flora Directors, the "Related Parties") for (i) 23,688 shares of the Company, valued at $0.8 million utilizing the $34.32 share price on February 4, 2025, and representing 4.99% of the outstanding common shares of Flora as of January 30, 2025, issued to the Sellers who are not Related Parties and (ii) promissory notes with five year maturities that accrue interest at a rate of 6% per annum in an aggregate principal amount of $2.1 million issued to the Sellers. Total consideration for the United acquisition was $2.9 million.

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

As discussed in Note 2 and Note 3, the Company transferred 100% of the issued and outstanding equity interests of United to Flora Growth US Holdings LLC and certain Noteholders of the Company in exchange for full satisfaction of the balance receivable under the promissory notes.

10. ASSET IMPAIRMENT

Discontinued operations

As discussed in Note 3, the Company sold the Cannabis Business on September 26, 2025. Prior to the sale, the Company assessed the goodwill and long-lived assets of each of the Cannabis Businesses for indicators of impairment. While no indicators of impairment were noted, the Company determined the fair value of the disposal group was less than the carrying value of the net assets. The carrying value of the TruHC reporting unit was $4.9 million, comprised mainly of goodwill of $2.2 million and licenses of $2.5 million. Because the fair value of the disposal group was less than the carrying amount of the net assets, the Company recorded an impairment of goodwill of $1.4 million within the commercial and wholesale segment. This item was recorded in the loss from discontinued operations, net of taxes caption on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

11. DEBT

Euro credit facility

The Company, through Phatebo, has credit facilities totaling 2.4 million Euro ($2.8 million USD), at three different banks in Germany. These arrangements are open ended without predetermined maturity dates. Principal and interest payments are due at the end of each term. Interest rates can change with each new amount drawn. As of September 30, 2025, the total outstanding amount on these credit facilities was 2.3 million Euro ($2.7 million USD) with interest rates ranging from 4.76% to 5.08% and due within the next twelve months. These credit facilities were secured by various guarantees, including payment guarantees upon default.

United promissory notes (Related Parties)

As discussed in Note 9, the Company issued promissory notes with five-year maturities that accrue interest at a rate of 6% per annum in an aggregate principal amount of $2.1 million to the Sellers of United on January 30, 2025. The promissory notes required the first payments of principal and interest to be made in February 2026. On September 26, 2025, the Company transferred the equity and assets of the Cannabis Businesses in exchange for the cancellation of the promissory notes. See Note 3. At September 26, 2025, the total outstanding amount of these promissory notes was $2.2 million, $0.4 million of which was due within the next 12 months. Of the total amount outstanding at September 26, 2025, $1.9 million was owed to the Related Parties. These promissory notes were secured by payments guarantees and a default interest rate of 11% upon default.

12. LEASES

The Company's leases primarily consist of administrative real estate leases in Germany and the United States. Management has determined all the Company's leases are operating leases through September 30, 2025. Information regarding the Company's leases is as follows:

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Components of lease expense
Operating lease expense	$38	$28	$114	$72
Short-term lease expense	20	13	36	37
Sublease income	(26)	(26)	(79)	(77)
Total lease expense	$32	$15	$71	$32

Other Information
Operating cash flows from operating leases	$53	$52	$154	$115
ROU assets obtained in exchange for new operating lease liabilities	-	29	325	75
Weighted-average remaining lease term in years for operating leases			3.5	2.1
Weighted-average discount rate for operating leases			9.3%	8.4%

Maturities of operating lease liabilities as of September 30, 2025 are as follows:

Thousands of United States dollars	Operating Leases
2025	$55
2026	194
2027	110
2028	102
2029	88
Thereafter	16
Total future lease payments	565
Less: imputed interest	(81)
Total lease liabilities	484
Less: current lease liabilities	(177)
Total non-current lease liabilities	$307

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2025 and 2024

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

13. SHARE CAPITAL

The Company had the following significant common share transactions:

Nine months ended September 30, 2025

SEPTEMBER PRIVATE PLACEMENT

As discussed in Note 2, the Company issued 116,340 PIPE Common Shares on September 26, 2025, in connection with the first closing of the PIPE Offering. The PIPE Common Shares were issued for cash proceeds in bundled transactions that included PIPE Warrants and, in certain cases, PIPE Pre-Funded Warrants. For each transaction, cash proceeds were allocated among the underlying securities based on relative fair values at issuance. The fair values of the PIPE Common Shares and PIPE Pre-Funded Warrants reflect the Company's common share closing price of $21.10 per share on that date. The fair value of the PIPE Warrants was determined using the Black-Scholes option pricing model with the following inputs: share price of $21.10, risk-free interest rate of 3.7%, expected volatility of 102.5%, expected term of 1,825 days, and dividend yield of 0%. Of the $13.3 million of total cash proceeds, $2.5 million were allocated to PIPE Common Shares. PIPE Common Shares are recorded net of $1.1 million of issuance costs.

SEPTEMBER AT THE MARKET ("ATM") OFFERING

On September 23, 2025, the Company entered into an ATM sales agreement (the "Sales Agreement") with Revere Securities LLC (the "Agent") pursuant to which the Company may sell from time to time, at its option, common shares through the Agent in its capacity as sales agent. The sale of common shares, if any, will be made under the Company's Registration Statement, by any method that is deemed to be an "at the market offering" as defined in Rule 415(a)(4) under the Securities Act.

Subject to the terms and conditions of the Sales Agreement, the Agent will use its commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the Nasdaq Capital Market, to sell on the Company's behalf all of the Common Shares requested to be sold by the Company. The Company may instruct the Agent not to sell Common Shares if the sales cannot be effected at or above the price designated by the Company in any such instruction. The Company or the Agent may suspend the offering of Common Shares being made through the Agent under the Sales Agreement upon proper notice to the other parties.

Unless otherwise agreed between the Company and the Agent, settlement for sales of the Common Shares will occur on the first trading day following the date on which any sales are made. Sales of the Common Shares will be settled through the facilities of The Depository Trust Company or by such other means as the Company and the Sales Agents may agree.

The aggregate compensation payable to the Agent, in cash, upon each sale of Common Shares through the Agent pursuant to the Sales Agreement, is an amount equal to: (i) 3.00% of the first $150 million in aggregate gross proceeds from the sale of Common Shares, (ii) 2.00% of the next $350 million in aggregate gross proceeds from the sale of the Common Shares, and (iii) 1.25% of any gross proceeds in excess of $500 million from the sale of the Common Shares. In addition, the Company has agreed in the Sales Agreement to provide indemnification and contribution to the Agent against certain liabilities, including liabilities under the Securities Act, in addition to certain other covenants, representations and warranties customary for an agreement of this type.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2025 and 2024

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

The Company issued a total of 4,700 common shares of the Company at a purchase price of $27.47 per share for gross proceeds of $0.1 million in the nine months ended September 30, 2025. See Note 20 for issuances subsequent to September 30, 2025.

REVERSE STOCK SPLIT

On August 4, 2025, the Company filed an Articles of Amendment to the Company's amended and restated Articles of Incorporation with the Ontario Ministry of Public and Business Service Delivery and Procurement to effect a reverse stock split of the Company's common shares, no par value per share (the "common shares"), at a ratio of 1-for-39, which became effective at 5:00 p.m. Eastern Time on August 3, 2025 (the "Reverse Stock Split").

As a result of the Reverse Stock Split, every thirty-nine common shares issued and outstanding were automatically reclassified into one new common share. The Reverse Stock Split did not modify any rights or preferences of the common shares. Proportionate adjustments will be made to the exercise or conversion prices and the number of common shares underlying the Company's outstanding equity awards, convertible securities and warrants, as well as to the number of common shares issued and issuable under the Company's equity incentive plans. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares resulting from the Reverse Stock Split were automatically rounded up to the nearest whole common share.

All common shares and per share amounts have been restated to give retroactive effect to the share consolidation.

MAY PRIVATE PLACEMENT

On May 2, 2025, the Company entered into a securities purchase agreement with certain investors (the "Investors") in connection with the issuance and sale by the Company to the Investors via a private placement (the "Private Placement") of an aggregate of 80,340 common shares of the Company, no par value per share at a purchase price of $11.70 per share (the "May Common Shares") and 18,642 pre-funded warrants of the Company at a purchase price of $11.6961 per warrant (the "Pre-funded Warrants") each to purchase one May Common Share which shall be immediately exercisable and expire when exercised in full, at an exercise price of $0.0039 per share. See Note 15. The Company filed a registration statement on Form S-3 on May 14, 2025.

FEBRUARY PAYMENT TO UNITED OWNERS

As discussed in Note 9, the Company issued 23,688 of its common shares valued at $0.8 million to certain prior owners of United, who were also Related Parties, as part of the Company's acquisition of 100% of the issued and outstanding common shares of United on February 4, 2025.

Nine months ended September 30, 2024

JUNE 2024 PAYMENT TO Australian Vaporizers ("AV") OWNERS

The Company issued 14,103 of its common shares valued at $0.6 million to the prior owners of AV as part of the Company's acquisition of 100% of the issued and outstanding common shares of AV on June 4, 2024.

APRIL 2024 PAYMENT TO TRUHC OWNERS

The Company issued 54,751 of its common shares valued at $3.3 million to the prior owners of TruHC Pharma GmbH ("TruHC") as part of the first closing of the Company's acquisition of TruHC on April 22, 2024. The first closing made up 77% of the total agreed upon share price of 71,044 common shares of the Company. The remaining 16,293 common shares of the Company were issued to the prior owners of TruHC as part of the second closing on November 27, 2024, after receiving shareholder approval for such issuance in accordance with the rules of the Nasdaq Stock Capital Market at its annual general meeting of shareholders, held August 14, 2024.

APRIL 2024 EQUITY OFFERING

On April 8, 2024, the Company closed an offering of 43,590 of the Company's common shares at a public offering price of $74.10 per common share for gross proceeds of $3.2 million. The Company paid $0.4 million in issuance costs relating to the April 2024 equity offering.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2025 and 2024

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

APRIL ATM OFFERING

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

The aggregate compensation payable to the Agent is up to 3.0% of the aggregate gross proceeds from each sale of the common shares sold through the Agent pursuant to the Sales Agreement. In addition, the Company has agreed in the Sales Agreement to provide indemnification and contribution to the Agent against certain liabilities, including liabilities under the Securities Act.

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

OTHER ISSUANCES

On March 8, 2024, the Company entered into a settlement agreement with a third party pursuant to which the Company issued 1,283 common shares of the Company, valued at $0.1 million, to a third party to settle outstanding amounts owed.

14. SHARE BASED COMPENSATION

The Company's 2022 Incentive Compensation Plan (the "2022 Plan") and its previous "'rolling" stock option plan (the "Prior Plan") are described in the Company's 2024 Form 10-K. The 2022 Plan was amended to increase the number of shares issuable thereunder from 64,103 to 115,385 shares at the Company's annual and special shareholder meeting on June 30, 2025.

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

Information relating to share options outstanding and exercisable as at September 30, 2025 and December 31, 2024 is as follows:

	Options Outstanding
	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding balance, December 31, 2024	546	$1,490.10	3.9	$-
Expired	(107)	$1,755.00	-	-
Outstanding balance, September 30, 2025	439	$1,425.54	4.0	$-
Exercisable balance, September 30, 2025	439	$1,425.54	4.0	$-

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

The total expense related to the options granted in the three and nine months ended September 30, 2025 was $nil (2024 - $nil and less than $0.1 million, respectively). This expense is included in the share-based compensation line on the unaudited condensed interim consolidated statements of loss and comprehensive loss. Generally, the options granted in 2023 vest one to two years following the date of grant provided that the recipient is still employed or engaged by the Company.

At September 30, 2025 the total remaining stock option cost for nonvested awards is $nil.

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

Information relating to restricted stock awards outstanding as at September 30, 2025 and December 31, 2024:

	Number of restricted stock awards	Weighted average grant date fair value
Balance, December 31, 2024	335	$289.18
Vested	(69)	366.60
Balance, September 30, 2025	266	$269.10

The total expense related to the restricted stock awards in the three and nine months ended September 30, 2025 was less than $0.1 million (2024 - less than $0.1 million). This expense is included in the share based compensation line on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

The outstanding restricted stock awards vest over the next year provided the award holder is still employed or engaged by the Company. As of September 30, 2025, the Company had less than $0.1 million of unrecognized compensation expense related to restricted stock awards which will be recognized over the next year.

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

On August 14, 2024, the Company granted 41,139 and 13,712 SARs to its Chief Executive Officer and Chief Financial Officer, respectively, which was approved by a majority of the Company's shareholders at the Company's annual meeting held on August 14, 2024. The fair value of the SARs at August 14, 2024 was determined using a Monte Carlo simulation incorporating Brownian motion with 100,000 trials through a binomial model. The significant inputs to the valuation include an 11-year term to maturity, the Company's closing share price at August 14, 2024 ($35.49), estimated volatility (110%) based on the Company's common share and comparable companies' historical volatilities, and risk-free rate of 3.8% to discount the ending result to present value. The valuation also includes a derived service period, which is the median time to vest, as calculated by the model. This derived service period inherently contains some degree of estimation uncertainty.

On December 15, 2024, the Company granted 11,286 SARS to officers, directors, employees and consultants of the Company pursuant to the 2022 Plan. The fair value of the SARS at December 15, 2024 was determined using a Black Scholes pricing model with the following assumptions: the $50.70 price of the Company's common shares; expected dividend yield of 0%; expected volatility of 110% based on the Company's common share and comparable companies' historical volatilities; risk-free interest rate of 4.35% and an expected life of 10.0 years.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

On June 30, 2025, Flora's shareholders approved the repricing and amendment of vesting terms of certain outstanding SARS granted to certain employees and executive officers of the Company, including the SARs granted on August 14, 2024 and on December 15, 2024. The new base price of these SARs will be $22.62, the closing share price of the Company's stock as of June 30, 2025.

The vesting terms of the SARs granted on August 14, 2024 to the Company's Chief Executive Officer were amended such that the first of nine tranches will vest upon the Company's share price increasing by 25% from $22.62, with each tranche thereafter requiring an additional 25% increase in share price. The vesting terms of the SARs granted on August 14, 2024 to the Company's Chief Financial Officer were amended such that the first of eight tranches will vest upon the Company's share price increasing by 25% from $22.62, with each tranche thereafter requiring an additional 25% increase in share price. In accordance with ASC 718, the Company treated this modification of terms as an exchange of the original award for a new award. The fair value of the new SARs award was determined using a Monte Carlo simulation incorporating Brownian motion with 100,000 trials through a binomial model. The significant inputs to the valuation include an 10.1-year term to maturity, the Company's closing share price at June 30, 2025 ($22.62), estimated volatility (110%) based on the Company's common share and comparable companies' historical volatilities, and risk-free rate of 4.2% to discount the ending result to present value. The valuation also includes a new derived service period, which is the median time to vest, as calculated by the model. The new valuation resulted in an incremental value of less than $0.1 million, which, along with the unrecognized compensation cost, will be recognized as compensation cost over the new requisite service period.

The SARS granted on December 15, 2024 were vested at the grant date and the expense was accelerated at that time. There is no incremental fair value for these awards.

As discussed in Note 2, Mr. Clifford Starke resigned as director and Chief Executive Officer of the Company on October 1, 2025. Under terms of Mr. Starke's SARs agreement, this triggered the full vesting of his remaining outstanding SARS.

Information relating to SARs outstanding at September 30, 2025 and December 31, 2024 is as follows:

	SARs Outstanding
	Number of SARS	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding balance, December 31, 2024	66,137
Outstanding balance, September 30, 2025	66,137	$22.62	9.4	$1,024
Exercisable balance, September 30, 2025	59,281	$22.62	9.5	$1,024

The total expense related to SARs granted in the three and nine months ended September 30, 2025 was $0.5 million and $0.9 million, respectively (2024 - $0.4 and 0.4, respectively). This expense is included in the share based compensation line on the unaudited condensed interim consolidated statements of loss and comprehensive loss. The share based compensation expense of the SARs granted in 2024 will be recognized in tranches over the derived service period, ranging from zero to one year, provided that the recipient is still employed or engaged by the Company.

15. WARRANTS

MAY PRIVATE PLACEMENT

As discussed in Note 13, the May 2, 2025 Private Placement included 18,642 Pre-funded Warrants at a purchase price of $11.6961 per warrant each to purchase one common share which shall be immediately exercisable and expire when exercised in full, at an exercise price of $0.0039 per share. The Pre-Funded Warrants are classified as equity because they are freestanding financial instruments, are immediately exercisable, permit the holder to receive a fixed number of the Company's common shares and do not provide any guarantee of value or return. Due to the nominal exercise price and no expiration date, the Pre-funded Warrants were allocated a value of $0.2 million at issuance based on the number issued multiplied by $11.6961 per unit cash immediately received. There were 9,321 Pre-funded Warrants exercised during the three and nine months ending September 30, 2025, and the total number of Pre-funded Warrants outstanding was 9,321 as of September 30, 2025.

SEPTEMBER PRIVATE PLACEMENT

As discussed in Note 2, the Company issued an aggregate of 3,004,249 PIPE Pre-Funded Warrants and 105,666 PIPE Warrants on September 26, 2025, in connection with the first closing of the PIPE Offering. Subject to shareholder approval, each PIPE Pre-Funded Warrant entitles the holder to purchase one common share at an exercise price of $0.0001, and each PIPE Warrant entitles the holder to purchase one common share at an exercise price of $25.19. The PIPE Pre-Funded Warrants have no expiry date, whereas the PIPE Warrants expire 1,825 days after shareholder approval.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

The PIPE Pre-Funded Warrants and the PIPE Warrants are classified as equity because the Company has the ability to settle the instrument in its own shares and the settlement is not based on a variable monetary amount.

Of the total PIPE Pre-Funded Warrants issued, 2,592,212 were exchanged for 0G Tokens and recorded at fair value of $54.7 million, based on the Company's common share closing price of $21.10 per share on the issuance date.

The remaining PIPE Pre-Funded Warrants and PIPE Warrants were issued for cash proceeds in bundled transactions that, in certain cases, also included PIPE Common Shares. For each transaction, cash proceeds were allocated among the underlying securities based on relative fair values at issuance. The fair values of the PIPE Common Shares and PIPE Pre-Funded Warrants reflect the Company's common share closing price of $21.10 per share on that date. The fair value of the PIPE Warrants was determined using the Black-Scholes option pricing model with the following inputs: share price of $21.10, risk-free interest rate of 3.7%, expected volatility of 102.5%, expected term of 1,825 days, and dividend yield of 0%. Of total cash proceeds of $13.3 million, $9.0 million was allocated to PIPE Pre-Funded Warrants and $1.7 million allocated to PIPE Warrants.

There were no PIPE Pre-Funded Warrants exercised during the three and nine months ending September 30, 2025, and the total number of PIPE Pre-Funded Warrants outstanding was 3,004,249 as of September 30, 2025. See Note 20 for issuances subsequent to September 30, 2025.

The following summarizes the number of warrants outstanding as of September 30, 2025, excluding the Pre-Funded Warrants:

	Number of warrants	Weighted average exercise price
Balance, December 31, 2024	61,144	$386.31
Issued	105,666	25.19
Balance, September 30, 2025	166,810	$157.56

Date of expiry	Warrants outstanding	Exercise price	Grant date fair value	Remaining life in years
November 18, 2026	5,675	$2,925.00	$6,729	1.13
November 18, 2027	590	2,574.00	1,055	2.13
December 8, 2027	642	343.20	149	2.19
September 21, 2028	17,727	97.50	712	2.98
September 21, 2028	1,405	93.21	81	2.98
March 21, 2029	35,105	97.50	1,120	3.47
December 19, 2030 (1)	105,666	25.19	1,735	5.22
	166,810	$157.56	$11,581	4.44

(1) Estimated date of expiry for PIPE Warrants based on 1,825 days from the date of shareholder approval.

16. COMMITMENTS AND CONTINGENCIES

Provisions

The Company's current known provisions and contingent liabilities consist of the following as of September 30, 2025:

Legal disputes
Balance as at December 31, 2024	$4,241
Payments/settlements	(4,329)
Additional provisions	717
Foreign currency translation	10
Balance as at September 30, 2025	$639

The legal disputes balance as of September 30, 2025 involves a legal proceeding that was brought against the Company and Vessel Brand Inc., which was formerly a wholly owned subsidiary of the Company, by the lessor of the warehousing and office space in Carlsbad, CA on June 2, 2025, in the Superior Court of California, County of San Diego. The lessor is claiming breach of lease and written guaranty agreements by the Company and is seeking damages for $0.6 million in unpaid rent, 10% interest on its damages, and reasonable attorneys' fees of the lessor. The Company has assessed the claims and concluded that it is probable that a liability has been incurred and the Company is able to reasonably estimate the loss of $0.6 million. As a result, without acknowledgement (explicitly or implicitly) of any amount of liability arising from this claim, the Company recognized a provision of $0.6 million to reflect the value of the claim. At September 30, 2025, this balance was included in the contingencies line on the unaudited condensed interim consolidated statement of financial position.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

On April 30, 2024, a group representing the sellers of Just Brands LLC to Flora in February 2022 (the "Plaintiffs") brought an action against the Company in the United States District Court for the Southern District of New York (the "Court") claiming that the Company failed to promptly issue additional shares in accordance with a specific formula set forth in the securities purchase agreement after the two-year anniversary of the closing, which occurred on February 24, 2024. The plaintiffs claim that they are entitled to 16,218 common shares and $38.0 million to complete the acquisition of Just Brands LLC. On March 27, 2025, the Court dismissed both the claims brought under the securities laws without prejudice and the state law claims for lack of subject matter jurisdiction because the parties did not have diversity of citizenship in order to maintain those claims in the Court. The Plaintiffs did not amend their complaint against the Company within the thirty-day period allotted by the Court, and, thus, as of April 28, 2025, this litigation is no longer active. On May 9, 2025, the Plaintiffs filed a new action in New York State Supreme Court claiming that the Company failed to issue additional shares in accordance with a specific formula set forth in the securities purchase agreement after the two-year anniversary of the closing, which occurred on February 24, 2024. The Plaintiffs sought specific performance of the issuance of shares as well as monetary damages. The Company had assessed the claims and concluded that it was probable that a liability has been incurred and that the Company was able to reasonably estimate the loss based on the fair value of 16,218 common shares of the Company, which was valued at $0.4 million as of June 30, 2025. On September 18, 2025, the Company and the Plaintiffs entered into a settlement and release agreement (the "Settlement Agreement") whereby the Company will pay the Plaintiffs $1.8 million and the Plaintiffs forfeit and waive any claim to shares of the Company, as well as release, waive and forever discharge the Company from any and all known and unknown claims, both current and in the future. The Settlement Agreement was accepted by the New York State Supreme Court, and this litigation is no longer considered active. The $1.4 million difference between the $1.8 million paid by the Company to the Plaintiffs and the $0.4 million estimate prior to the settlement was recorded in other (income) expense net on the condensed interim consolidated statement of loss and comprehensive loss for the three and nine months ended September 30, 2025.

Legal proceedings

The Company records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and where liability is probable. The Company is engaged from time to time in various legal proceedings and claims that have arisen in the ordinary course of business. The outcome of all the proceedings and claims against the Company is subject to future resolution, including the uncertainties of litigation. Based on information currently known to the Company and after consultation with outside legal counsel, management believes that the probable ultimate resolution of any such proceedings and claims, individually or in the aggregate, will not have a material adverse effect on the financial condition of the Company, taken as a whole as at September 30, 2025.

As discussed above, on June 2, 2025, Vessel Brand, Inc., and Flora Growth Corp. were served by the plaintiffs in the Superior Court of California in the County of San Diego for breach of lease and written guaranty agreement in a civil case for $0.6 million plus interest and legal fees. The Company believes that an unfavorable settlement in this matter is probable, and the loss can be reasonably estimated, and, as such, has accrued a liability of $0.6 million to reflect the value of the claim as of September 30, 2025.

On May 31, 2023, Maria Beatriz Fernandez Otero and Sara Cristina Jacome De Torres brought an action against the Company in the Ontario Superior Court of Justice claiming that the Company is obligated to issue 500,000 common shares (pre-splits) each for a purchase price of $0.05 per share. The plaintiffs claim that they are entitled to such shares as compensation for alleged consulting services performed. The Company disputes their claim and intends to vigorously defend against this action. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of September 30, 2025.

On May 31, 2023, Ramon Ricardo Castellanos Saenz and Miriam Ortiz brought an action against the Company in the Ontario Superior Court of Justice claiming that the Company is obligated to issue 1,500,000 common shares (pre-splits) each for a purchase price of $0.05 per share. The plaintiffs claim that they are entitled to such shares as compensation for alleged consulting services performed. The Company disputes their claim and intends to vigorously defend against this action. The Company believes that an unfavorable settlement in this matter is remote, and, as such, has not accrued a liability as of September 30, 2025.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

17. LOSS PER SHARE

The Company calculates basic earnings per share based upon the weighted average number of common shares outstanding during the period, while the calculation of diluted earnings per share includes the dilutive effect of potential common shares outstanding during the period. The calculation of diluted earnings per share excludes all potential common shares if their inclusion would have an anti-dilutive effect. Restricted stock award recipients under the 2022 Plan have a non-forfeitable right to receive dividends declared by the Company and are therefore included in computing earnings per share. A total of 3,022,891 Pre-funded Warrants are included in the computing earnings per share because the exercise price of the Pre-funded Warrants is nominal and there are no conditions that must be satisfied prior to their exercise.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stock options	439	546	439	546
Warrants	166,810	61,144	166,810	61,144
Restricted stock awards	266	335	266	335
Stock appreciation rights	59,281	8,441	59,281	8,441
JustCBD potential additional shares to settle contingent consideration	-	16,218	-	16,218
Total anti-dilutive	226,796	86,684	226,796	86,684

18. FINANCIAL INSTRUMENTS

Fair value

The Company's financial instruments measured at amortized cost as at September 30, 2025 and December 31, 2024 consist of cash, trade and amounts receivable, trade payables, contingencies, accrued liabilities, lease liabilities, and debt and loans payable. The amounts reflected in the unaudited condensed interim consolidated statements of financial position approximate fair value due to the short-term maturity of these instruments.

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

The Company's contingent purchase considerations consisted of the estimated fair value of contingent purchase consideration from the acquisition of JustCBD in February 2022. The amount for JustCBD was measured at FVPL as a Level 2 fair value financial instrument within the fair value hierarchy in prior periods. The fair value was determined using a simplified calculation which took the expected shares to be issued (16,218) multiplied by the Company's closing share price at the end of each reporting period. The contingent purchase consideration was fully settled on September 22, 2025 when the Company paid $1.8 million to the former owners of JustCBD. The difference between the $1.8 million paid and the $0.7 million balance in contingent purchase consideration at December 31, 2024 was recorded in the unrealized gain from changes in fair value line on condensed interim consolidated statement of loss and comprehensive loss for the three and nine months ended September 30, 2025.

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

The following tables present information about the Company's financial instruments and their classifications as at September 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)
Fair value measurements at September 30, 2025 using:
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Contingent purchase consideration from asset acquisitions and business combinations	$-	$-	$-	$-

Fair value measurements at December 31, 2024 using:
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Contingent purchase consideration from asset acquisitions and business combinations	$-	$651	$-	$651

19. SEGMENTED INFORMATION

The Company formerly reported its financial results for the following two operating segments, which are also its reportable segments: commercial and wholesale (primarily the Phatebo and TruHC subsidiaries), which sell pharmaceutical products, and house of brands (JustCBD, Vessel, United and AV subsidiaries), which sells a mix of products across multiple categories including food and beverage, cannabis accessories and technology, personal care and wellness. As discussed in Note 3, the Company disposed of the entirety of the house of brands segment on September 26, 2025. As a result, the Company had only one operating segment, commercial and wholesale, through September 30, 2025. This segment reflects how the Company's operations are managed, how the Company Chief Executive Officer, who is the chief operating decision maker, allocates resources and evaluates performance, and how the Company's internal management financial reporting is structured. The chief operating decision maker uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the segment or into other parts of the Company, such as for acquisitions. Net income is used to monitor actual results versus budget and prior year, which is used to assess the performance of the segment.

The Company's operates its distribution business within its Germany subsidiary. The Corporate segment reflects balances and expenses that do not directly influence business unit operations and includes the Company's digital assets.

As discussed in Note 2, the Company began implementing an expansion strategy focused on identifying and pursuing complimentary growth opportunities within the global digital asset market in 2025. As a result of this strategy, management has re-evaluated its segment reporting structure and determined that a new segment, digital asset treasury, would be created. As of the three and nine months ended September 30, 2025, the digital asset treasury segment would have reported gains of $1.2 million and $1.3 million, respectively, in the changes in financial instruments fair value line item. These items are currently reported within the corporate segment. There were no other impacts to the current or prior periods.

The following table shows information regarding the Company's segments for the nine months ended September 30, 2025.

	Commercial & Wholesale	Corporate & Eliminations	Total

Revenue	$26,323	$-	$26,323
Cost of sales	24,834	-	24,834
Gross profit	1,489	-	1,489
Consulting and management fees	1,090	1,703	2,793
Share based compensation	-	885	885
Depreciation and amortization	19	-	19
Impairment expense	-	46	46
Gain on disposal of insolvent subsidiaries	(11,589)	10,470	(1,119)
Changes in financial instruments fair value	-	(158)	(158)
Interest expense, net	108	56	164
Other segment items (1)	1,286	2,967	4,253
Net income (loss) before income taxes	10,575	(15,969)	(5,394)
Income taxes	113	-	113
Net income (loss) from continuing operations	$10,462	$(15,969)	$(5,507)

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

The following table shows information regarding the Company's segments for the three months ended September 30, 2025.

	Commercial & Wholesale	Corporate & Eliminations	Total

Revenue	$9,748	$-	$9,748
Cost of sales	9,413	-	9,413
Gross profit	335	-	335
Consulting and management fees	334	906	1,240
Share based compensation	-	541	541
Depreciation and amortization	7	-	7
Changes in financial instruments fair value	-	257	257
Interest expense, net	30	31	61
Other segment items (1)	668	1,170	1,838
Net loss before income taxes	(704)	(2,905)	(3,609)
Income taxes	18	-	18
Net loss from continuing operations	$(722)	$(2,905)	$(3,627)

The following table shows information regarding the Company's segments for the nine months ended September 30, 2024.

	Commercial & Wholesale	Corporate & Eliminations	Total

Revenue	$28,219	$-	$28,219
Cost of sales	26,309	-	26,309
Gross profit	1,910	-	1,910
Consulting and management fees	1,982	821	2,803
Share based compensation	-	428	428
Depreciation and amortization	25	-	25
Impairment expense	31	-	31
Interest expense (income), net	67	(45)	22
Changes in financial instruments fair value	-	114	114
Other segment items (1)	85	3,869	3,954
Net loss before income taxes	(280)	(5,187)	(5,467)
Income taxes	80	-	80
Net loss from continuing operations	$(360)	$(5,187)	$(5,547)

The following table shows information regarding the Company's segments for the three months ended September 30, 2024.

	Commercial & Wholesale	Corporate & Eliminations	Total

Revenue	$7,238	$-	$7,238
Cost of sales	6,743	-	6,743
Gross profit	495	-	495
Consulting and management fees	807	323	1,130
Share based compensation	-	406	406
Depreciation and amortization	8	-	8
Interest expense (income), net	39	(13)	26
Changes in financial instruments fair value	-	323	323
Other segment items (1)	(41)	1,035	994
Net loss before income taxes	(318)	(2,074)	(2,392)
Income taxes	(66)	-	(66)
Net loss from continuing operations	$(252)	$(2,074)	$(2,326)

(1) Other segment items include professional fees, general and administrative, travel expenses, research and development, operating lease expense, bad debt expense, other expenses (net), and foreign exchange loss (gain).

Flora Growth Corp.
Notes to the unaudited condensed interim consolidated financial statements

For the three and nine months ended September 30, 2025 and 2024

(In thousands of United States dollars, except shares and per share amounts)

Other significant items and disaggregation by geographic area:

As at	September 30, 2025	December 31, 2024
Assets
Commercial & Wholesale	$5,596	$14,642
House of Brands	-	7,422
Corp & Eliminations	68,420	4,163
	$74,016	$26,227

All of the Company's sales during the three and nine months ended September 30, 2025 and the three and nine months ended September 30, 2024 were generated at Phatebo, the Company's German subsidiary.

20. SUBSEQUENT EVENTS

SECOND CLOSING OF THE SEPTEMBER PRIVATE PLACEMENT

On October 9, 2025, the final 7,938 PIPE Pre-Funded Warrants and 1,586 PIPE Warrants that were part of the Cash PIPE were issued for total proceeds of $0.2 million.

On October 9, 2025, in connection with the second closing of the PIPE Offering, the Company issued the remaining 5,954,743 PIPE Pre-Funded Warrants to Daniel Reis-Faria, the Company's Chief Executive Officer, in exchange for 50,000,000 0G Tokens.

NOTE PRIVATE PLACEMENT

On October 24, 2025, in connection with the third and final closing of the PIPE Offering, the Company issued the PIPE Note in exchange for its principal amount of 95,333.33 Solana. Interest on the PIPE Note accrues at an annual rate of 8%, paid quarterly, with payment-in-kind interest allowed until September 30, 2026. The PIPE Note is denominated in Solana, but the holder can demand repayment of principal and interest in USD at a fixed conversion rate of $240. After shareholder approval, the holder may convert principal and interest into common shares at a fixed price. The PIPE Note matures in September 2030, but the holder can demand full prepayment during two 60-day windows after the 1st and 2nd anniversaries of issuance. The Solana is locked under the PIPE Note and will unlock equally each month in November 2025 through January 2028. Once unlocked, it can be sold on a Solana exchange.

ZERO GRAVITY PRIVATE PLACEMENT

On October 23, 2025, the Company issued the Zero Gravity Convertible Note in exchange for its principal amount of 50,000,000 0G Tokens. Interest on the Zero Gravity Convertible Note accrues at an annual rate of 8%, paid quarterly, with payment-in-kind interest allowed until September 30, 2026. The Zero Gravity Convertible Note is denominated in 0G Tokens, but the holder can demand repayment of principal and interest in USD at a fixed conversion rate of $3.00. After shareholder approval, the holder may convert principal and interest into common shares at a fixed price. The Zero Gravity Convertible Note matures in September 2035.  Upon issuance of the Zero Gravity Convertible Note, the Loan Agreement and Loan Warrants were cancelled.

The Company's Executive Chairman of the Board, Michael Heinrich, is the Chief Executive Officer of Zero Gravity.

OTHER

On October 15, 2025, 9,321 Pre-funded Warrants from the May Private Placement were exercised.

In October 2025, Company issued a total of 19,585 common shares of the Company at a purchase price of $17.02 per share for gross proceeds of $0.3 million as part of the September ATM Offering.

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

Amounts are expressed in United States dollars ("$" or "USD") unless otherwise stated to be in Euro ("€"). Amounts stated in foreign currencies include approximate USD amounts based on exchange rates on September 30, 2025. Variance, ratio, and percentage changes in this section are based on unrounded numbers. This section reports the Company's activities through September 30, 2025, unless otherwise indicated.

Overview of our Business

Flora Growth Corp. ("Flora" or the "Company"), which will be rebranded as ZeroStack, is the first and largest decentralized AI treasury company that is investing in the future of AI infrastructure through strategic ownership in 0G Tokens, an AI infrastructure company that has created an open and decentralized AI network fueled by the 0G Token.

The Company is a global pharmaceutical distributor through its wholly owned subsidiary Phatebo. Based in Germany, Phatebo is a wholesale pharmaceutical distribution company with import and export capabilities of a wide range of pharmaceutical goods and medical products to treat a variety of health indications, including drugs related to cancer therapies, ADHD, multiple sclerosis and anti-depressants, among others. Phatebo is focused on distributing pharmaceutical products within 28 countries globally, primarily in Europe, but also with sales to Asia, Latin America, and North America. Additionally, the Phatebo warehouse provides a logistics outpost for Flora's growing product portfolio and distribution network within the European Union. On September 20, 2025, we entered into an agreement for the disposition of certain components of our existing hemp and cannabis business, as described below under the header "Sale of Legacy Hemp and Cannabis Business."

Cryptocurrency Treasury Strategy

On May 2, 2025, the Company entered into a securities purchase agreement (the "May 2025 Securities Purchase Agreement") with certain investors (the "May 2025 Investors") in connection with the issuance and sale by the Company to the May 2025 Investors via a private placement (the "May 2025 Private Placement") of an aggregate of 80,340 common shares at a purchase price of $11.70 per share (the "May 2025 Common Shares") and 18,642 pre-funded warrants of the Company at a purchase price of $11.6961 per warrant (the "May 2025 Pre-funded Warrants") each to purchase one common share (each, a "May 2025 Pre-funded Warrant Share") which were immediately exercisable and expire when exercised in full, at an exercise price of $0.0039 per share.

The net proceeds from the sale of the May 2025 Common Shares and the May 2025 Pre-funded Warrants were approximately $1.1 million after deducting estimated expenses relating to the May 2025 Private Placement. The Company used $0.4 million of the net proceeds from the May 2025 Private Placement to purchase Solana, $0.4 million of the net proceeds from the May 2025 Private Placement to purchase Ethereum, $0.1 million of the net proceeds from the May 2025 Private Placement to purchase Sui, $0.1 million of the net proceeds from the May 2025 Private Placement to purchase Ripple (collectively, the "Owned Cryptocurrencies"), and the balance of the net proceeds from the May 2025 Private Placement for general corporate and working capital purposes and to pay any fees and expenses in connection with the issuance of the May 2025 Common Shares and the May 2025 Pre-funded Warrants.

On September 19, 2025, the Company entered into securities purchase agreements with certain investors pursuant to which the Company agreed to sell and issue the following securities in private placement offerings (collectively, the "PIPE Offering"): (i) 116,340 common share units ("PIPE Common Share Units") at a unit price of $25.19, payable in cash, for aggregate gross proceeds of $2.9 million, with each unit consisting of one common share ("PIPE Common Share") and 0.2 of a warrant to purchase one common share at an exercise price of $25.19 ("PIPE Warrant"); (ii) 412,037 pre-funded warrant units ("PIPE Pre-Funded Warrant Units") at a unit price of $25.1899, payable in cash, for aggregate gross proceeds of $10.4 million, with each unit consisting of one pre-funded warrant to purchase one common share at an exercise price of $0.0001 ("PIPE Pre-Funded Warrant") and 0.2 of a PIPE Warrant; (iii) 8,546,955 PIPE Pre-Funded Warrants at a unit price of $25.1899, payable in 71,766,135 0G Tokens based on an agreed value of $3 per 0G Token; and (iv) an unsecured convertible note in an aggregate original principal amount of 95,333 Solana (the "PIPE Note").

On September 26, 2025, in connection with the first closing of the PIPE Offering, the Company issued 116,340 PIPE Common Share Units and 412,037 PIPE Pre-Funded Warrant Units for aggregate gross cash proceeds of $13.3 million, and 2,592,212 PIPE Pre-Funded Warrants for 21,766,135 0G Tokens, valued at $54.7 million on the issuance date. The remaining 5,954,473 PIPE Pre-Funded Warrant Units were issued on October 9, 2025, for 50,000,000 0G Tokens. The PIPE Note was issued on October 24, 2025, at which date the original principal amount of 95,333 Solana was received.

On September 19, 2025, the Company entered into an arrangement with Zero Gravity Labs Inc. ("Zero Gravity") pursuant to which the Company agreed to (i) borrow 50,000,000 0G Tokens from Zero Gravity under a term loan agreement ("Loan Agreement"), and (ii) issue to Zero Gravity in a private placement offering 1,786,423 warrants to purchase one common share at an exercise price of $0.01 ("Loan Agreement Warrants"). On September 22, 2025, the Company entered into a securities purchase agreement with Zero Gravity for the issuance of an unsecured convertible note in an aggregate original principal amount of 50,000,000 0G Tokens (the "Zero Gravity Convertible Note") that will replace the Loan Agreement and Loan Agreement Warrants, subject to closing. The Zero Gravity Convertible Note was issued on October 23, 2025, at which date the 50,000,000 0G Tokens were received.

The Company intends to use the net proceeds from the PIPE Offering and the Zero Gravity Convertible Note (collectively, the "Cryptocurrency Offering") to further the Company's new digital asset treasury strategy linked to 0G Tokens, and to explore and expand the use of the native AI functionality of the 0G Tokens to enhance the business of the Company. The balance of the net proceeds will be used for general corporate and working capital purposes.

In connection with the Cryptocurrency Offering, on October 1, 2025, Mr. Clifford Starke resigned as a director and the Chief Executive Officer of the Company and Mr. Sammy Dorf resigned as the Executive Chairman of the Company.

On October 1, 2025, the Board of Directors (the "Board") appointed Mr. Daniel Reis-Faria and Michael Heinrich as non-independent directors of the Board, and in connection with their appointments to the Board, Mr. Reis-Faria, was also appointed as the Chief Executive Officer of the Company and Mr. Heinrich was also appointed as Executive Chairman effective October 1, 2025.

Sale of Legacy Hemp and Cannabis Business

On September 26, 2025, the Company transferred 100% of the issued and outstanding equity interests of the following direct and indirect wholly-owned subsidiaries, which collectively comprise the Company's legacy hemp and cannabis business: (i) Australian Vaporizers Pty LTD, an Australian limited company; (ii) Vessel Brand Canada Inc., a Canadian corporation; (iii) Klokken Aarhus Inc., a Canadian corporation; (iv) Rangers Pharmaceuticals A/S, a Danish stock-based corporation; (v) TruHC Pharma GmbH, a German limited company; (vi) Vessel Brand Inc., a Delaware corporation; (vii) High Roller Private Label LLC, a Florida limited liability company; (viii) Just Brands LLC, a Florida limited liability company; (ix) Just Brands FL LLC, a Florida limited liability company; (x) Just Brands International LTD, a United Kingdom limited company; and (xi) United Beverage Distribution Inc., a South Dakota corporation (collectively, the "Transferred Interests") to Flora Growth US Holdings LLC, a Florida limited liability company and certain noteholders ("Noteholders") of the Company, in exchange for full satisfaction of the balance receivable under the promissory notes issued by the Company to such Noteholders as part of the Company's acquisition of United Beverage Distribution Inc. on January 30, 2025.

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

Minimum Bid Price Requirement

On February 25, 2025, the Company was notified by the Nasdaq Stock Market, LLC ("Nasdaq") that it was not in compliance with the minimum bid price requirement of $1.00 per share for 30 consecutive business days as set forth in Rule 5550(a)(2) of the Nasdaq Listing Rules (the "Minimum Bid Price Requirement"). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until August 25, 2025, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the Company will need to maintain a minimum closing bid price of $1.00 or more for at least 10 consecutive trading days before August 25, 2025, unless Nasdaq Listing Qualifications Department exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). If the common shares do not achieve compliance by August 25, 2025, the Company may be eligible for an additional 180-day period to regain compliance, provided that it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards of the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period, for example, by effecting a reverse stock split, if necessary.

On August 4, 2025, the Company filed an Articles of Amendment to the Company's amended and restated Articles of Incorporation with the Ontario Ministry of Public and Business Service Delivery and Procurement to effect a reverse stock split of the Company's common shares at a ratio of 1-for-39, which became effective at 5:00 p.m. Eastern Time on August 3, 2025 (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every 39 common shares issued and outstanding were automatically reclassified into one new common share. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares resulting from the Reverse Stock Split were automatically rounded up to the nearest whole common share. From August 4, 2025 through August 18, 2025, a period of 10 consecutive trading days, the closing bid price of the Company's common shares was greater than $1.00 per share. Accordingly, on August 19, 2025, the Company received formal notice from Nasdaq that it had regained compliance with the Minimum Bid Price Requirement and that the matter has been closed. Flora is now in compliance with all applicable continued listing standards and its common shares continue to be listed and traded on Nasdaq.

Minimum Independent Directors Requirement

On August 25, 2025, Harold Wolkin, a director of the Company, passed away. Prior to his passing, Mr. Wolkin served as an "Independent Director", as defined in Nasdaq Listing Rule 5605(a)(2), of the Company's audit committee, the compensation committee, and the nominating and corporate governance committee of the Board. On August 26, 2025, Nasdaq was informed that because of Mr. Wolkin's passing, the Company is no longer in compliance with certain Corporate Governance Requirements as set forth in Nasdaq Listing Rule 5605.

Pursuant to Nasdaq Listing Rule 5605(b)(1), a majority of the Board of a listed company must be comprised of Independent Directors. With Mr. Wolkin's passing, the Board is currently comprised of only four members, Daniel Reis-Faria, Michael Heinrich, Edward Woo and Manfred Leventhal. Only two of the four, Mr. Woo and Mr. Leventhal, qualify as Independent Directors. Therefore, the Company's Board is no longer comprised of a majority of Independent Directors as required by Nasdaq Listing Rule 5605(b)(1).

Pursuant to Nasdaq Listing Rule 5605(c)(2)(A), a listed company must have an audit committee of at least three members, each of whom must be an Independent Director and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). With Mr. Wolkin's passing, the Company's audit committee is currently comprised of only two members, each of whom meet the independence requirements set forth in Nasdaq Rule 5605(a)(2) and Rule 10-A3(b)(1) of the Exchange Act. Therefore, the Company's audit committee is no longer comprised of at least three members meeting the aforementioned independence requirements as required by Nasdaq Listing Rule 5605(c)(2)(A).

The Company is in the process of reviewing and evaluating potential options to regain compliance with Nasdaq Listing Rules 5605(b)(1) and 5605(c)(2)(A) within the cure period set forth in 5605(b)(1)(A), which will be before the earlier of one year from August 25, 2026 and the next annual meeting.

Key Components of Results of Operations

Revenue

The Company primarily generates revenue as a global pharmaceutical distributor through its wholly owned subsidiary Phatebo.

The Company operates its global pharmaceutical distribution business through its subsidiary in the Germany.

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

Cost of Sales

The Company includes the cost of raw materials and supplies, purchased finished goods and changes in inventory reserves in cost of sale. Raw materials include the purchase cost of the materials, freight-in and duty. Finished goods include the cost of products purchased from suppliers. Inventory reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The primary factors that can impact cost of goods sold on a period-to-period basis include the volume of products sold, the mix of products sold, third-party quality costs, transportation, overhead allocations and changes in inventory provisions.

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
  General and administrative include certain public company costs and temporary labor and subcontractor costs for the Company's operating subsidiaries.
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

Non-Operating Loss (Income)

Non-operating expenses include interest income and expenses, foreign exchange (gains) losses and unrealized losses (gains) from changes in fair value. Interest is primarily related to the Company's lease liabilities and operating lines of credit. Foreign exchange is largely related to the revaluation of balances denominated in foreign currencies to U.S. dollars. Unrealized losses (gains) from changes in fair value pertain to fluctuations in the fair values of the Company's digital assets and liabilities.

Income Tax

Income tax consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Loss from Discontinued Operations

Loss from discontinued operations includes the net loss, net of tax, of the Company's legacy hemp and cannabis business sold on September 26, 2025. It also includes an expected gain on the disposal as the expected sale price exceeded the carrying value of the assets being sold.

Results of Operations

The following tables provide sets forth the Company's consolidated results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands). The period-to-period comparisons of the Company's historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data have been derived from our unaudited condensed interim consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 included elsewhere in this Quarterly Report.

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the Nine months ended September 30, 2025	For the Nine months ended September 30, 2024
Revenue	$9,748	$7,238	$26,323	$28,219
Cost of sales	9,413	6,743	24,834	26,309
Gross profit	335	495	1,489	1,910
Consulting and management fees	1,240	1,130	2,793	2,803
Professional fees	445	512	1,611	2,019
General and administrative	473	409	1,061	821
Travel expenses	31	53	141	105
Share based compensation	541	406	885	428
Operating lease expense	38	28	114	72
Depreciation and amortization	7	8	19	25
Bad debt expense	(10)	-	-	-
Asset impairment	-	-	46	31
Gain on disposal of insolvent subsidiaries	-	-	(1,119)	-
Other expenses, net	836	65	1,350	828
Operating loss	(3,266)	(2,116)	(5,412)	(5,222)
Non-operating loss (income)	343	276	(18)	245
Net loss before taxes and discontinued operations	(3,609)	(2,392)	(5,394)	(5,467)
Income tax	18	(66)	113	80
Net loss from continuing operations	(3,627)	(2,326)	(5,507)	(5,547)
Loss from discontinued operations, net of tax	(3,032)	(1,474)	(4,322)	(4,284)
Net loss for the period	$(6,659)	$(3,800)	$(9,829)	$(9,831)

For the Three Months Ended September 30, 2025 and 2024

Revenue

Revenue totaled $9.8 million and $7.2 million for the three months ended September 30, 2025 and 2024, respectively. The revenue for both the three months ended September 30, 2025 and 2024 was generated entirely by the Company's Phatebo subsidiary.

Gross Profit

Gross profit totaled $0.3 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively. The decrease was primarily driven by the decreased margins at the Phatebo subsidiary in the three months ended September 30, 2025. As a percentage of net sales, or gross margin, the Company reported 3% and 7% for the three months ended September 30, 2025 and 2024, respectively. The decrease is primarily due to unfavorable mix, with a higher percentage of lower margin sales at Phatebo.

Operating Expenses

Operating expenses totaled $3.6 million and $2.6 million for the three months ended September 30, 2025 and 2024, respectively. The increase is driven by a contingency loss.

Consulting and Management Fees

Consulting and management fees were $1.2 million for the three months ended September 30, 2025 compared to $1.1 million for the three months ended September 30, 2024. These fees are related to employment and consulting contracts with most of the Company's management, as well as directors.

Professional Fees

Professional fees totaled $0.4 million for the three months ended September 30, 2025 compared to $0.5 million for the three months ended September 30, 2024. These expenses are associated with legal, accounting and audit services.

General and Administrative Expenses

General and administrative expenses totaled $0.5 million for the three months ended September 30, 2025 compared to $0.4 million for the three months ended September 30, 2024. The primary expenses included in both periods were filing services and shareholder communications, as well as professional dues and subscriptions.

Travel Expenses

Travel expenses were less than $0.1 million for the three months ended September 30, 2025 compared to $0.1 million for the three months ended September 30, 2024. These expenses were for various trips related to the subsidiaries and the Company's promotional activities.

Share-based Compensation Expenses

Share-based compensation expenses totaled $0.5 million for the three months ended September 30, 2025 compared to $0.4 million for the three months ended September 30, 2024. These expenses represent the amortization of the fair value of share-based payments. The increase is due to the grants of SARs to key employees during the year ended December 31, 2024.

Operating Lease Expenses

Operating lease expenses totaled less than $0.1 million for both the three months ended September 30, 2025 and the three months ended September 30, 2024.

Depreciation and Amortization Expense

Depreciation and amortization expenses were less than $0.1 million for both the three months ended September 30, 2025 and the three months ended September 30, 2024.

Bad Debt Expense

Bad debt expense totaled less than $0.1 million for the three months ended September 30, 2025 compared to $nil for the three months ended September 30, 2024. The amounts reflect the Company's estimate of lifetime expected losses related to outstanding trade receivables.

Other Expenses

Other expenses totaled $0.8 million for the three months ended September 30, 2025 compared to other expense of $0.1 million for the three months ended September 30, 2024. For both periods, this income and expense consists mainly of insurance, repairs and maintenance and royalties partially offset by miscellaneous incomes. The increase in expense in the three months ended September 30, 2025 was driven by a $0.6 million contingency loss recorded for a legal proceeding brought against Vessel Brand Inc, a former subsidiary of the Company, and the Company on June 2, 2025.

Non-operating Loss (Income)

Flora realized $0.3 million in non-operating loss for both the three months ended September 30, 2025 and the three months ended September 30, 2024. This loss consists of unrealized losses from changes in fair value, interest (income) expense and foreign exchange loss (gain).

Income Tax

We recognized less than $0.1 million in income tax expense for the three months ended September 30, 2025 compared to $0.1 million in income tax benefit for the three months ended September 30, 2024. Our effective tax rate during the periods ended September 30, 2025 and 2024 was -0.5% and 2.8%, respectively. We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we consider such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to believe our deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance remains recorded against net deferred taxes as of September 30, 2025 and 2024.

Loss from Discontinued Operations

Loss from discontinued operations totaled $3.0 million in the three months ended September 30, 2025 compared to $1.5 million in the three months ended September 30, 2024. The increase in loss in the three months ended September 30, 2025 was driven by $1.4 million in goodwill impairment recorded at the former TruHC subsidiary.

Net Loss

The Company recorded a net loss of $6.7 million for the three months ended September 30, 2025 compared to a net loss of $3.8 million for the three months ended September 30, 2024. This increase in net loss is driven by increased loss from discontinued operations and higher operating expenses.

For the Nine Months Ended September 30, 2025 and 2024

Revenue

Revenue totaled $26.3 million and $28.2 million for the nine months ended September 30, 2025 and 2024, respectively. The revenue for both the nine months ended September 30, 2025 and 2024 was generated entirely by the Company's Phatebo subsidiary.

Gross Profit

Gross profit totaled $1.5 million and $1.9 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease was primarily driven by the decreased margins at the Phatebo subsidiary in the nine months ended September 30, 2025. As a percentage of net sales, or gross margin, the Company reported 6% and 7% for the nine months ended September 30, 2025 and 2024, respectively. The decrease is primarily due to unfavorable mix, with a higher percentage of lower margin sales at Phatebo.

Operating Expenses

Operating expenses totaled $6.9 million and $7.1 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease is driven by a $1.2 million gain on the disposal and deconsolidation of insolvent subsidiaries.

Consulting and Management Fees

Consulting and management fees were $2.8 million for both the nine months ended September 30, 2025 and the nine months ended September 30, 2024. These fees are related to employment and consulting contracts with most of the Company's management, as well as directors.

Professional Fees

Professional fees totaled $1.6 million for the nine months ended September 30, 2025 compared to $2.0 million for the nine months ended September 30, 2024. These expenses are associated with legal, accounting and audit services.

General and Administrative Expenses

General and administrative expenses totaled $1.1 million for the nine months ended September 30, 2025 compared to $0.8 million for the nine months ended September 30, 2024. The primary expenses included in both periods were filing services and shareholder communications, as well as professional dues and subscriptions.

Travel Expenses

Travel expenses totaled $0.1 million for both the nine months ended September 30, 2025 and the nine months ended September 30, 2024. These expenses were for various trips related to the subsidiaries and the Company's promotional activities.

Share-based Compensation Expenses

Share-based compensation expenses totaled $0.9 million for the nine months ended September 30, 2025 compared to $0.4 million for the nine months ended September 30, 2024. These expenses represent the amortization of the fair value of share-based payments. The increase is due to the grants of SARs to key employees during the year ended December 31, 2024.

Operating Lease Expenses

Operating lease expenses totaled $0.1 million for both the nine months ended September 30, 2025 and the nine months ended September 30, 2024.

Depreciation and Amortization Expense

Depreciation and amortization expenses totaled less than $0.1 million for both the nine months ended September 30, 2025 and the nine months ended September 30, 2024.

Asset Impairment

Asset impairment totaled less than $0.1 million for both the nine months ended September 30, 2025 and the nine months ended September 30, 2024. The amount in 2025 represents impairment of an operating lease right of use asset in Florida. The amount in 2024 represents impairment of the long-lived assets in Germany.

Gain on Disposal of Insolvent Subsidiaries

Gain on disposal of insolvent subsidiaries totaled $1.1 million for the nine months ended September 30, 2025 compared to $nil for the nine months ended September 30, 2024. The gain was the result of certain subsidiaries of the Company filing for bankruptcy during March 2025. The Company deconsolidated these subsidiaries when it lost control upon each subsidiary's filing for bankruptcy.

Other Expenses

Other expense totaled $1.4 million for the nine months ended September 30, 2025 compared to $0.8 million for the nine months ended September 30, 2024. For both periods, this expense consists mainly of insurance, repairs and maintenance and royalties partially offset by miscellaneous incomes. The increase in expense in the nine months ended September 30, 2025 was driven by a $0.6 million contingency loss recorded for a legal proceeding brought against Vessel Brand Inc, a former subsidiary of the Company, and the Company on June 2, 2025.

Non-operating (Income) Loss

We realized less than $0.1 million in non-operating income for the nine months ended September 30, 2025 compared to non-operating loss of $0.2 million for the nine months ended September 30, 2024. This income and expense consist of unrealized (gains) losses from changes in fair value, interest (income) expense and foreign exchange loss (gain). The increase in income is primarily due to a $1.3 million gain on the revaluation of the Company's digital assets partially offset by $1.1 million in loss related to the settlement of the JustCBD contingent consideration recorded during the nine months ended September 30, 2025.

Income Tax

We recognized $0.1 million in income tax expense for both the nine months ended September 30, 2025 and the nine months ended September 30, 2024. Our effective tax rate during the periods ended September 30, 2025 and 2024 was -2.1% and -1.5%, respectively. We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we consider such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to believe our deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance remains recorded against net deferred taxes as of September 30, 2025 and 2024.

Loss from Discontinued Operations

Loss from discontinued operations totaled $4.3 million for both the nine months ended September 30, 2025 and the nine months ended September 30, 2024.

Net Loss

The Company recorded a net loss of $9.8 million for both the nine months ended September 30, 2025 and the nine months ended September 30, 2024.

Liquidity and Capital Resources

Since the Company's inception, we have funded our operations and capital spending through cash flows from product sales and proceeds from the sale of our capital stock. The Company is generating cash from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support our business growth and expansion. While we have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and unaudited condensed interim consolidated statements of cash flows mainly through our legacy hemp and cannabis businesses, we began implementing an expansion strategy focused on identifying and pursuing complementary growth opportunities within the global digital asset market in early 2025. This has resulted in $55.4 million in restricted and unrestricted digital assets on the Company's condensed consolidated balance sheet as of September 30, 2025. Our current principal sources of liquidity are cash and cash equivalents provided by our operations and prior equity offerings. Cash consists primarily of cash on deposit with banks. Cash was $13.1 million and $5.2 million as of September 30, 2025, and December 31, 2024, respectively. As a result of the PIPE Offering that closed on September 26, 2025, the Company believes that its existing sources of liquidity are and will be sufficient in both the short and long term to meet our working capital requirements and future obligations.

The Company's primary uses of cash are for working capital requirements and capital expenditures. Additionally, from time to time, it may use capital for acquisitions and other investing and financing activities. Working capital is used principally for the Company's personnel as well as costs related to the distribution of pharmaceutical products. The Company's capital expenditures consist primarily of additional facilities, improvements in existing facilities and product development.

Cash Flows

The following table sets forth the major components of the Company's unaudited condensed interim consolidated statements of cash flows for the periods presented.

(In thousands of United States dollars)	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Cash used in operating activities	$(5,516)	$(3,686)
Cash from financing activities	12,067	3,111
Cash from investing activities	647	203
Effect of exchange rate change	679	231
Change in cash during the period	7,877	(141)
Cash, beginning of period	5,248	4,385
Cash, end of period	$13,125	$4,244

Cash used in Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2025 was $5.5 million compared to net cash used in operating activities of $3.7 million for the nine months ended September 30, 2024. Cash flows used in operating activities for the periods ended September 30, 2025 and 2024 were due primarily to operating expenses exceeding the gross profit for the periods.

Cash provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 totaled $12.1 million compared to $3.1 million for the nine months ended September 30, 2024. Cash flows provided from financing activities for the period ending September 30, 2025 were due to the sale of common shares of the Company in May 2025 and September 2025 as well as net borrowings on the credit facilities in Germany through the Company's Phatebo subsidiary. Cash flows provided from financing activities for the period ending September 30, 2024 were due to the sale of common shares of the Company in April 2024 as well as net borrowings on the credit facilities in Germany through the Company's Phatebo subsidiary.

Cash provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2025 totaled $0.6 million compared to $0.2 million for the nine months ended September 30, 2024. Cash flows provided by investing activities for the period ended September 30, 2025 were primarily related to the acquisition and sale of digital assets. Cash flows provided by investing activities for the period ended September 30, 2024 were primarily proceeds from the sale of property, plant and equipment.

Working Capital

As of September 30, 2025, we had working capital of $9.4 million, including $13.1 million of cash. The Company's primary cash flow needs are for the development of its operating activities, administrative expenses and for general working capital to support growing sales with related receivables and payables.

Funding Requirements

Our continued existence is dependent on our ability to generate positive cash flows through synergies within our operations, expanding our production capacity and geographic footprint, exploring strategic partnerships and pursuing accretive acquisitions to supplement our organic growth. We are committed to attaining a level of sustained growth that will effectively offset our overhead costs, thereby paving the path to achieving profitability. We will be required in the future to raise additional capital through either equity or debt financings. To date, we have raised capital through multiple equity offerings.

On September 19, 2025, the Company entered into the PIPE Offering pursuant to which the Company agreed to sell and issue the following securities in private placement offerings: (i) 116,340 PIPE Common Share Units at a unit price of $25.19, payable in cash, for aggregate gross proceeds of $2.9 million, with each unit consisting of one PIPE Common Share and 0.2 PIPE Warrants to purchase one common share at an exercise price of $25.19; (ii) 412,037 PIPE Pre-Funded Warrant Units at a unit price of $25.1899, payable in cash, for aggregate gross proceeds of $10.4 million, with each unit consisting of one PIPE Pre-Funded Warrant to purchase one common share at an exercise price of $0.0001 and 0.2 of a PIPE Warrant; (iii) 8,546,955 PIPE Pre-Funded Warrants at a unit price of $25.1899, payable in 71,766,135 0G Tokens based on an agreed value of $3 per 0G Token; and (iv) the PIPE Note in an aggregate original principal amount of 95,333 Solana.

On September 26, 2025, in connection with the first closing of the PIPE Offering, the Company issued 116,340 PIPE Common Share Units and 412,037 PIPE Pre-Funded Warrant Units for aggregate gross cash proceeds of $13.3 million, and 2,592,212 PIPE Pre-Funded Warrants for 21,766,135 0G Tokens, valued at $54.7 million on the issuance date. The remaining 5,954,473 PIPE Pre-Funded Warrant Units were issued on October 9, 2025, for 50,000,000 0G Tokens. The PIPE Note was issued on October 24, 2025, at which date the original principal amount of 95,333 Solana was received.

On September 19, 2025, the Company entered into an arrangement with Zero Gravity pursuant to which the Company agreed to (i) borrow 50,000,000 0G Tokens from Zero Gravity under the Loan Agreement, and (ii) issue to Zero Gravity in a private placement offering 1,786,423 Loan Agreement Warrants. On September 22, 2025, the Company entered into an agreement with Zero Gravity for the issuance of the Zero Gravity Convertible Note in an aggregate original principal amount of 50,000,000 0G Tokens that will replace the Loan Agreement and Loan Agreement Warrants, subject to closing. The Zero Gravity Convertible Note was issued on October 23, 2025, at which date the 50,000,000 0G Tokens were received.

On May 2, 2025, the Company closed a private placement offering of 80,340 common shares of the Company at a price of $11.70 per common share and 18,642 pre-funded warrants at a price of $11.6961 per warrant for gross proceeds of $1.2 million, of which the Company immediately invested $1.0 million in digital assets. On December 16, 2024, the Company closed a registered direct offering of 73,077 units of the Company at a price of $48.75 per unit for gross proceeds of $3.6 million. On December 10, 2024 and December 11, 2024, the Company sold an aggregate of 10,899 of the Company's common shares at a price of $65.13 per common share for gross proceeds of $0.7 million pursuant to separate subscription agreements entered into between the Company and certain institutional investors. On April 8, 2024, the Company closed a registered direct offering of 43,590 common shares of the Company at a price of $74.10 per common share for gross proceeds of $3.2 million. There were no other equity offerings in the periods ended September 30, 2025 and September 30, 2024.

Debt

In addition to the equity offerings described above, the Company also has access to credit facilities through its Phatebo subsidiary. The credit facilities total €2.4 million with three different German banks and are secured by default guarantees. On September 30, 2025, the outstanding amount was €2.3 million ($2.7 million USD) and was due within the next 12 months. The credit facilities have interest rates ranging from 4.76% to 5.08% per year and does not have a set maturity date. The interest rate is reset every time a new amount is drawn.

Off-Balance Sheet Arrangements

As of September 30, 2025, the Company did not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on its results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Contractual Obligations

At September 30, 2025, the Company had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

(In thousands of United States dollars)	Total	Less than 1 Year	1 - 3 Years	More than 3 Years
Legal disputes (1)	$639	$639	$-	$-
Operating lease obligations (2)	565	55	304	206
Debt (3)	2,761	2,697	54	10
Total	$3,965	$3,391	$358	$216

(1) See Note 16 of the Company's unaudited condensed interim consolidated financial statements, included elsewhere in this Quarterly Report.

(2) See Note 12 of the Company's unaudited condensed interim consolidated financial statements, included elsewhere in this Quarterly Report.

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

Recently Adopted Accounting Principles

Except as discussed below, there were no new accounting standards issued during the nine months ended September 30, 2025 that impacted the Company. See Note 3, Significant Accounting Policies, of the notes to the consolidated financial statements for the year ended December 31, 2024 for a discussion of recently issued accounting standards.

Adoption of Accounting Standards and Amendments

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2023-08, Crypto Assets (Subtopic 350-60) ("ASU 2023-08"), which addresses the accounting and disclosure requirements for certain crypto assets. The guidance required entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. For all entities, the ASU's amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period.. The Company has adopted ASU 2023-08 effective as of January 1, 2025 and the disclosures around the Company's digital assets are reflective of that adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and the regulations promulgated thereunder) as of September 30, 2025 (the "Evaluation Date"). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Investing in Cryptocurrency

0G is a highly volatile asset, and fluctuations in the price of 0G may influence our financial results and the market price of our listed securities.

Our financial results and the market price of our listed securities would be adversely affected, and our business and financial condition would be negatively impacted, if the price of 0G decreased substantially, including as a result of:

  decreased user and investor confidence in 0G;
  investment and trading activities such as (i) activities of highly active retail and institutional users, speculators and investors or (ii) actual or expected significant dispositions of 0G by large holders, including the expected liquidation of digital assets seized by governments or associated with entities that have filed for bankruptcy protection, or associated with tokens vested by the Zero Gravity core team;
  a decrease in the price of other digital assets, to the extent the decrease in the price of such other digital assets may cause a decrease in the price of 0G or adversely affect investor confidence in digital assets generally;
  changes in consumer preferences and the perceived value or prospects of 0G or the utility of Zero Gravity;
  negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, 0G, Zero Gravity or the broader digital assets industry;
  competition from other decentralized exchanges or digital assets that exhibit comparable or better speed, security, scalability or energy efficiency, or that feature other more favored characteristics that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
  developments relating to the Zero Gravity blockchain (the "0G Blockchain"), including (i) changes to the 0G Blockchain that impact its security, speed, scalability, usability or value, such as changes to the cryptographic security protocol underpinning the 0G Blockchain, changes to the maximum number of 0G Tokens outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, and similar changes; (ii) failures to make upgrades to the 0G Blockchain and the 0G interface to adapt to security, technological, legal or other challenges; and (iii) changes to the 0G Blockchain that introduce software bugs, security risks or other elements that adversely affect 0G;
  disruptions, failures, unavailability, or interruptions in services of venues for acquiring 0G;
  the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants;
  regulatory, legislative, enforcement and judicial actions that adversely affect access to, functionality of or performance of Zero Gravity or associated products such as cryptocurrency perpetual futures, the price, ownership, transferability, trading volumes, legality or public perception of, 0G, Zero Gravity or other similar blockchains, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from (i) accessing 0G or Zero Gravity or associated products or (ii) operating in a manner that allows them to continue to deliver services to the digital assets industry;

  transaction congestion and fees associated with processing transactions on the Zero Gravity network;
  macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions and fiat currency devaluations; and
  changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes and the adverse impacts attributable to global conflicts, including those between Russia and Ukraine and in the Middle East.

Moreover, the price of our listed securities has been and is likely to continue to be volatile, and with the adoption of our new cryptocurrency treasury strategy, we expect to see additional volatility in our stock price. In addition, if investors view the value of our listed securities as dependent upon or linked to the value or change in the value of our 0G holdings, the price of 0G may significantly influence the market price of our listed securities. The price of 0G has been, and is likely to continue to be, volatile.

We plan to use a portion of our capital raised that is not required to provide working capital for our ongoing operations to acquire 0G, which may adversely affect our financial results and the market price of our securities.

We plan to use a portion of our capital raised that is not required to provide working capital for our ongoing operations to acquire 0G. For example, we plan to use net proceeds from the Cryptocurrency Offering to further our new digital asset treasury strategy linked to 0G, and to explore and expand the use of the native AI functionality of the 0G to enhance the business of the Company and the balance of the net proceeds will be used for general corporate and working capital purposes. The price of 0G is newly established and highly volatile. Moreover, digital assets are relatively novel, and the application of securities laws and other regulations to such assets is unclear in many respects. It is possible that regulators may interpret laws in a manner that adversely affects the liquidity or value of our 0G holdings. Further, the acquisition of large amounts of 0G may become difficult or more costly, which would make it more difficult for us to implement our strategy. In addition, the application of generally accepted accounting principles in the United States with respect to digital assets remains uncertain in some respects, and any future changes in the manner in which we account for our 0G holdings could have a material adverse effect on our financial results and the market price of our securities. In addition, if investors view the value of our securities as dependent upon or linked to the value or change in the value of our 0G holdings, the price of such digital assets may significantly influence the market price of our securities.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our 0G holdings.

Because we only recently initiated our 0G treasury strategy, our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of 0G. The price of digital assets has historically been subject to dramatic price fluctuations and is highly volatile. In December 2023, the FASB issued ASU 2023-08, which we have adopted. ASU 2023-08 requires us to measure our 0G holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our 0G in net income each reporting period. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our 0G holdings. As a result, volatility in our earnings may be significantly more than what we experienced in prior periods.

The concentration of our 0G holdings could enhance the risks inherent in our 0G treasury strategy.

The concentration of our 0G holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our 0G treasury strategy. Any future significant declines in the price of 0G would have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

Absent federal regulations, there is a possibility that 0G may be classified as a "security." Classification of 0G as a "security" would subject us to additional regulation and could materially impact the operation of our business.

Neither the SEC nor any other U.S. federal or state regulator has formally stated whether they agree that any of the Owned Cryptocurrencies, 0G Tokens and any other digital asset we might hold (collectively, the "Cryptocurrencies") are a "security." Despite the Executive Order titled "Strengthening American Leadership in Digital Financial Technology" which includes as an objective, "protecting and promoting the ability of individual citizens and private sector entities alike to access and ... to maintain self-custody of digital assets," the Cryptocurrencies have not yet been formally classified with respect to U.S. federal securities laws. Therefore, while (for the reasons discussed below) we believe that none of the Cryptocurrencies, other than Solana, are a "security" within the meaning of the U.S. federal securities laws, and registration of the Company under The Investment Company Act of 1940, as amended (the "Investment Company Act"), is therefore not required under the applicable securities laws, we acknowledge that a regulatory body or federal court may determine otherwise. Our belief, even if reasonable under the circumstances, would not preclude legal or regulatory action based on such a finding that any of the Cryptocurrencies, other than Solana, are a "security" which would require us to register as an investment company under the Investment Company Act.

We have also adapted our process for analyzing the U.S. federal securities law status of the Cryptocurrencies and other cryptocurrencies over time, as guidance and case law have evolved. As part of our U.S. federal securities law analytical process, we take into account a number of factors, including the various definitions of "security" under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court's decisions in the Howey and Reves cases, as well as court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and the SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws. Our position that none of the Cryptocurrencies, other than Solana, are a "security" is premised, among other reasons, on our conclusion none of Cryptocurrencies meet the elements of the Howey test. Among the reasons for our conclusion none of Cryptocurrencies are a security, other than Solana, is that holders of the Cryptocurrencies do not have a reasonable expectation of profits from our efforts in respect of their holding of the Cryptocurrencies. Also, ownership of the Cryptocurrencies does not convey the right to receive any interest, rewards, or other returns.

We acknowledge, however, that the SEC, a federal court or another relevant entity could take a different view. The regulatory treatment of the Cryptocurrencies is such that it has drawn significant attention from legislative and regulatory bodies, in particular the SEC which has previously stated it deemed the certain digital assets a security. Application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a finding that any of the Cryptocurrencies is a "security." As such, we are at risk of enforcement proceedings against us, which could result in potential injunctions, cease-and-desist orders, fines, and penalties if any of the Cryptocurrencies are determined to be a security by a regulatory body or a court. Such developments could subject us to fines, penalties, and other damages, and adversely affect our business, results of operations, financial condition, and prospects.

If we were deemed to be an investment company under the Investment Company Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act, a company generally will be deemed to be an "investment company" if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act and cash items) on an unconsolidated basis. Rule 3a-1 under the Investment Company Act generally provides that notwithstanding the Section 3(a)(1)(C) test described in clause (ii) above, an entity will not be deemed to be an "investment company" for purposes of the Investment Company Act if no more than 45% of the value of its assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, securities issued by employees' securities companies, securities issued by qualifying majority owned subsidiaries of such entity, and securities issued by qualifying companies that are controlled primarily by such entity. We do not believe that we are an "investment company" as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act.

Recently, we have begun focusing on pursuing opportunities to expand our portfolio into digital assets. With respect to Section 3(a)(1)(A), following the Cryptocurrency Offering, approximately 95% of the proceeds of the Cryptocurrency Offering will be used to acquire Cryptocurrencies, which is an amount in excess of 40% of our total assets. Since we believe none of the Cryptocurrencies are an investment security, other than Solana, our holdings of which will not exceed 40% of our total assets, we do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities within the meaning of Section 3(a)(1)(A) of the Investment Company Act.

With respect to Section 3(a)(1)(C), we believe we satisfy the elements of Rule 3a-1 and therefore are deemed not to be an investment company under, and we intend to conduct our operations such that we will not be deemed an investment company under, Section 3(a)(1)(C). We believe that we are not an investment company pursuant to Rule 3a-1 under the Investment Company Act because, on a consolidated basis with respect to wholly-owned subsidiaries but otherwise on an unconsolidated basis, no more than 45% of the value of the Company's total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) consists of, and no more than 45% of the Company's net income after taxes (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, securities issued by employees' securities companies, securities issued by qualifying majority owned subsidiaries of the Company and securities issued by qualifying companies that are controlled primarily by the Company.

The Cryptocurrencies and other digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the Investment Company Act. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or another authority for purposes of the Investment Company Act, which would increase the percentage of securities held by us for Investment Company Act purposes. The SEC has requested information from a number of participants in the digital assets ecosystem, regarding the potential application of the Investment Company Act to their businesses. For example, in an action unrelated to the Company, in February 2022, the SEC issued a cease-and-desist order under the Investment Company Act to BlockFi Lending LLC, in which the SEC alleged that BlockFi was operating as an unregistered investment company because it issued securities and also held more than 40% of its total assets, excluding cash, in investment securities, including the loans of digital assets made by BlockFi to institutional borrowers.

If we were deemed to be an investment company, Rule 3a-2 under the Investment Company Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding, or trading in securities, with such intent evidenced by the company's business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer's total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the Investment Company Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations. If we were to be deemed an investment company in the future, restrictions imposed by the Investment Company Act - including limitations on our ability to issue different classes of stock and equity compensation to directors, officers and employees and restrictions on management, operations and transactions with affiliated persons - likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition and prospects.

The Cryptocurrencies are created and transmitted through the operations of the peer-to-peer networks, decentralized networks of computers running software following the respective protocols. If the networks of any of the Cryptocurrencies is disrupted or encounters any unanticipated difficulties, the value of the Cryptocurrencies could be negatively impacted.

If the network of any of the Cryptocurrencies is disrupted or encounters any unanticipated difficulties, then the processing of transactions on such network may be disrupted, which in turn may prevent us from depositing or withdrawing the Cryptocurrencies from our accounts with our custodian or otherwise effecting transactions of the Cryptocurrencies. Such disruptions could include, for example: the price volatility of the Cryptocurrencies; the insolvency, business failure, interruption, default, failure to perform, security breach or other problems of participants, custodians or others; the closing of trading platforms of the Cryptocurrencies due to fraud, failures, security breaches or otherwise; or network outages or congestion, power outages or other problems or disruptions affecting the networks of the Cryptocurrencies.

In addition, although we do not currently intend to mine any of the Cryptocurrencies, digital asset validating operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for validating operations. Additionally, validators may be forced to cease operations during an electricity shortage or power outage.

We face risks relating to the custody of the Cryptocurrencies, including the loss or destruction of private keys required to access our Cryptocurrencies and cyberattacks or other data loss relating to our Cryptocurrencies, including smart contract related losses and vulnerabilities.

We hold our Cryptocurrencies with regulated custodians that have duties to safeguard our private keys. Our custodial services contracts do not restrict our ability to reallocate our Cryptocurrencies among our custodians, and our holdings of the Cryptocurrencies may be concentrated with a single custodian from time to time. In light of the significant amount of the Cryptocurrencies we anticipate that we will hold, we continually seek to engage additional custodians to achieve a greater degree of diversification in the custody of our Cryptocurrencies as the extent of potential risk of loss is dependent, in part, on the degree of diversification. However, multiple custodians may utilize similar wallet infrastructure, cloud service providers or software systems, which could increase systemic technology risk.

If there is a decrease in the availability of digital asset custodians that we believe can safely custody our Cryptocurrencies, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our Cryptocurrencies, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. While we conduct due diligence on our custodians and any smart contract platforms we may use, there can be no assurance that such diligence will uncover all risks, including operational deficiencies, hidden vulnerabilities or legal noncompliance.

As of September 22, 2025, the insurance that covers losses of our holdings of the Cryptocurrencies may cover none or only a small fraction of the value of the entirety of our holdings of the Cryptocurrencies, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our Cryptocurrencies. Moreover, our use of custodians exposes us to the risk that the Cryptocurrencies our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such Cryptocurrencies. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our Cryptocurrencies. The legal framework governing digital asset ownership and rights in custodial or insolvency contexts remains uncertain and continues to evolve, which could result in unexpected losses, protracted recovery processes or adverse treatment in insolvency proceedings.

Each of the respective Cryptocurrencies is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the respective Cryptocurrency is held. While the certain blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the certain Cryptocurrencies held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the Cryptocurrencies held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The Cryptocurrencies and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities.

As part of our treasury management strategy, we may engage in staking, restaking or other permitted activities that involve the use of "smart contracts" or decentralized applications. The use of smart contracts or decentralized applications entails certain risks including risks stemming from the existence of an "admin key" or coding flaws that could be exploited, potentially allowing a bad actor to issue or otherwise compromise the smart contract or decentralized application, potentially leading to a loss of our Cryptocurrencies. Like all software code, smart contracts are exposed to risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the contract or decentralized application. Smart contracts and decentralized applications may contain bugs, security vulnerabilities or poorly designed permission structures that could result in the irreversible loss of the Cryptocurrencies or other digital assets. Exploits, including those stemming from admin key misuse, admin key compromise or protocol flaws, have occurred in the past and may occur in the future.

Our 0G treasury strategy subjects us to enhanced regulatory oversight.

There has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. We intend to implement and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering ("AML") and sanctions laws and regulations and to only acquire our 0G through entities subject to anti-money laundering regulation and related compliance rules in the United States. Our initial 0G transactions will be executed by working together with reputable digital asset trading service providers that have what we believe to be comprehensive and robust AML policies and procedures. In addition, we plan to adopt policies and procedures to help ensure AML compliance with respect to any potential 0G transactions handled by us directly, including conducting comprehensive, enterprise-wide AML risk assessments, taking steps to identify investors and beneficial owners, performing ongoing sanctions screening, monitoring transactions for suspicious activities, providing training to employees and directors and managing third-party service provider risks through due diligence and contractual requirements. Notwithstanding these planned efforts, if we are found to have purchased any of our 0G from bad actors that have used 0G to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in 0G by us may be restricted or prohibited.

Increased enforcement activity and changes in the regulatory environment, including evolving or changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting 0G, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in 0G.

In addition, private actors that are wary of 0G or the regulatory concerns associated with 0G have in the past taken and may in the future take further actions that may have an adverse effect on our business or the market price of our listed securities. For example, it is possible that a financial institution could restrict customers from buying our securities if it were to determine that the value of our securities is closely tied to the performance of 0G, signaling a reluctance to facilitate exposure to virtual currencies.

Competition from the emergence or growth of other digital assets could have a negative impact on the price of 0G and adversely affect the value of our 0G holdings.

The digital asset market is highly competitive and rapidly evolving, with numerous alternative cryptocurrencies, blockchains, and decentralized finance (DeFi) platforms vying for market share in areas such as perpetual futures trading, staking, and on-chain liquidity provision, which are core to the Zero Gravity ecosystem and its 0G token. Existing or emerging competitors could attract users and developers away from the Zero Gravity ecosystem by providing superior technology, lower fees, faster transaction speeds or broader ecosystem integrations, potentially eroding Zero Gravity's market position and leading to reduced trading volumes, staking participation and overall demand. Many consortiums and financial institutions are also researching and investing resources into private or permissioned blockchain platforms rather than open platforms like the Zero Gravity network. 0G is newly minted and supported by fewer trading platforms than more established digital assets, such as Bitcoin and Ether, which could impact its liquidity. In addition, the Zero Gravity network is in direct competition with other smart contract platforms, such as the Ethereum, Solana, Polkadot, Avalanche and Cardano networks. Competition from the emergence or growth of alternative digital assets or other smart contract platforms could have a negative impact on the demand for, and price of, 0G, and thereby adversely affect the value of our 0G holdings.

Investors may also invest in 0G through means other than our securities, including through direct investments in 0G and other financial vehicles, including securities backed by or linked to 0G and digital asset treasury companies similar to us. Market and financial conditions, and other conditions beyond our control, may make it more attractive to gain exposure to 0G through other vehicles, rather than our securities.

Our 0G holdings will be less liquid than our cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the cryptocurrency market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our 0G at favorable prices or at all. As a result, our 0G holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Further, the 0G we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation.

Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered 0G or otherwise generate funds using our 0G holdings, including in particular during times of market instability or when the price of 0G has declined significantly. If we are unable to sell our 0G, enter into additional capital raising transactions, including capital raising transactions using 0G as collateral, or otherwise generate funds using our 0G holdings, or if we are forced to sell our 0G at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Many countries and regulatory authorities are studying the impact of AI and may implement regulations on AI that may be difficult or impossible for the 0G Blockchain to implement and comply with.

The 0G Blockchain is designed to enable and support AI modules utilizing decentralized AI infrastructure. If there is regulation adopted in the U.S. or globally to regulate AI and machine learning modules, the 0G Blockchain, as a decentralized blockchain and protocol, may be unable to comply with such regulations which may adversely affect the 0G Blockchain and the 0G Token or could require the 0G Blockchain to terminate or suspect certain features, services and tools. Further, as a decentralized network, it is possible that the 0G Blockchain continues to operate without complying with applicable regulations, which could materially affect our business and our financial condition could be negatively impacted.

Other Risk Factors

There are risks relating to the sale of our legacy hemp and cannabis business.

On September 20, 2025, we entered into the Equity Transfer and Debt Repayment Agreement to sell certain subsidiaries comprising our legacy hemp and cannabis business to our Noteholders, in exchange for the repayment of the notes held by such Noteholders. This disposition closed on September 26, 2025. While we have agreed to only limited indemnification and other obligations in connection with the disposition, there can be no assurance that we will not be subjected to indemnification claims or other liabilities in connection with the disposition.

Further, achieving the anticipated benefits of the disposition is subject to a number of uncertainties. There can be no assurance that we will realize the full benefits of strategic focus, cost savings and operating efficiencies that we currently expect from the transaction or that such benefits will be achieved within the anticipated time frames. Failure to achieve these anticipated benefits could result in increased costs and diversion of management's time and energy and could materially adversely affect our business, financial position, results of operations and cash flows.

The disposition may be subject to regulatory actions or private litigation that could expose us to costly and time-consuming proceedings. Failure to prevail in any such regulatory actions or private litigation could result in significant fines or monetary damages, which may require us to raise additional capital.

We may experience difficulties due to changes in management.

In connection with the Cryptocurrency Offering, on October 1, 2025, Mr. Clifford Starke resigned as a director and the Chief Executive Officer of the Company and Mr. Sammy Dorf resigned as the Executive Chairman of the Company. Further, on October 1, 2025, the Board appointed Mr. Daniel Reis-Faria and Michael Heinrich as non-independent directors of the Board, and in connection with their appointments to the Board, Mr. Reis-Faria, was also appointed as the Chief Executive Officer of the Company and Mr. Heinrich was also appointed as Executive Chairman effective October 1, 2025. Neither new executive officer has previously served as an executive officer of a publicly-traded company. In addition to devoting substantial time becoming integrated into our business and increasing their familiarity with our operations, each new executive officer may be required to devote substantial time fulfilling their public company compliance obligations. Such changes in our management could impair relationships with key business contacts, make it more difficult to retain employees or result in the loss of confidence in our investor base, any of which events could harm our performance. There can be no assurance that our reconstituted management will function effectively.

The Company may be a "passive foreign investment company" for its current tax year, which may have adverse U.S. federal income tax consequences for U.S. investors.

The Company believes that it was not a "passive foreign investment company" ("PFIC") within the meaning of Section 1297(a) of the United States Internal Revenue Code of 1986, as amended (the "Code") for its most recently completed tax year. The Company's anticipated PFIC status for its current tax year and future tax years is uncertain and may depend on, among other things, how quickly the Company may raise cash pursuant to its recent PIPE Private Offering, the manner in which, and how quickly, the Company utilizes its cash on hand and the cash proceeds received from the offering, the business conducted by the Company going forward and the assets held by the Company in connection with such business, as well as on changes in the market value of common shares. If the Company is a PFIC for any year during a U.S. taxpayer's holding period of common shares, then such U.S. taxpayer generally will be required to treat any gain realized upon a disposition of the common shares or any so-called "excess distribution" received on its common shares as ordinary income, and to pay an interest charge on a portion of such gain or distribution. In certain circumstances, the sum of the tax and the interest charge may exceed the total amount of proceeds realized on the disposition, or the amount of excess distribution received, by the U.S. taxpayer. Subject to certain limitations, these tax consequences may be mitigated if a U.S. taxpayer makes a timely and effective "QEF election" under Section 1295 of the Code ("QEF Election") or a "mark-to-market" election under Section 1296 of the Code ("Mark-to-Market Election"). U.S. taxpayers should be aware that there can be no assurances that the Company will satisfy the record keeping requirements that apply to a qualified electing fund (a "QEF"), or that the Company will supply U.S. taxpayers with information that such U.S. taxpayers are required to report under the QEF rules, in the event the Company is a PFIC. Thus, U.S. Holders may not be able to make a QEF Election with respect to the Company. A U.S. taxpayer who makes a Mark-to-Market Election generally must include as ordinary income each year the excess of the fair market value of the common shares over the taxpayer's adjusted tax basis therein. Each potential investor who is a U.S. taxpayer should consult its own tax advisor regarding the PFIC rules and the tax consequences of the ownership and disposition of the common shares acquired pursuant to this prospectus supplement.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition and results of operations.

As 0G Tokens and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of 0G Tokens. The U.S. federal government, states, regulatory agencies and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of 0G Tokens or the ability of individuals or institutions such as us to own or transfer 0G Tokens.

If 0G Tokens are determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of 0G Tokens and in turn adversely affect the market price of our common share. Moreover, the risks of us engaging in a 0G Tokens treasury strategy have created, and could continue to create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2025, the Company entered the May 2025 Securities Purchase Agreement with the May 2025 Investors in connection with the issuance and sale by the Company to the May 2025 Investors via the May 2025 Private Placement of an aggregate of 80,340  May 2025 Common Shares and 18,642 of the May 2025 Pre-Funded Warrants of the Company at a purchase price of $11.6961 per warrant each to purchase one common share, a May 2025 Pre-Funded Warrant Share, which were immediately exercisable and expire when exercised in full, at an exercise price of $0.0039 per share.

The net proceeds from the sale of the May 2025 Common Shares and the May 2025 Pre-funded Warrants were approximately $1.1 million after deducting estimated expenses relating to the May 2025 Private Placement. The Company used $0.4 million of the net proceeds from the May 2025 Private Placement to purchase the Owned Cryptocurrencies, including Solana, $0.4 million of the net proceeds from the May 2025 Private Placement to purchase Ethereum, $0.1 million of the net proceeds from the May 2025 Private Placement to purchase Sui, $0.1 million of the net proceeds from the May 2025 Private Placement to purchase Ripple, and the balance of the net proceeds from the May 2025 Private Placement for general corporate and working capital purposes and to pay any fees and expenses in connection with the issuance of the common shares and the May 2025 Pre-Funded Warrants.

On September 19, 2025, the Company entered into the PIPE Offering pursuant to which the Company agreed to sell and issue the following securities in private placement offerings: (i) 116,340 PIPE Common Share Units at a unit price of $25.19, payable in cash, for aggregate gross proceeds of $2.9 million, with each unit consisting of one PIPE Common Share and 0.2 PIPE Warrants to purchase one common share at an exercise price of $25.19; (ii) 412,037 PIPE Pre-Funded Warrant Units at a unit price of $25.1899, payable in cash, for aggregate gross proceeds of $10.4 million, with each unit consisting of one PIPE Pre-Funded Warrant to purchase one common share at an exercise price of $0.0001 and 0.2 of a PIPE Warrant; (iii) 8,546,955 PIPE Pre-Funded Warrants at a unit price of $25.1899, payable in 71,766,135 0G Tokens based on an agreed value of $3 per 0G Token; and (iv) the PIPE Note in an aggregate original principal amount of 95,333 Solana.

On September 26, 2025, in connection with the first closing of the PIPE Offering, the Company issued 116,340 PIPE Common Share Units and 412,037 PIPE Pre-Funded Warrant Units for aggregate gross cash proceeds of $13.3 million, and 2,592,212 PIPE Pre-Funded Warrants for 21,766,135 0G Tokens, valued at $54.7 million on the issuance date. The remaining 5,954,473 PIPE Pre-Funded Warrant Units were issued on October 9, 2025, for 50,000,000 0G Tokens. The PIPE Note was issued on October 24, 2025, at which date the original principal amount of 95,333 Solana was received.

On September 19, 2025, the Company entered into an arrangement with Zero Gravity pursuant to which the Company agreed to (i) borrow 50,000,000 0G Tokens from Zero Gravity under the Loan Agreement, and (ii) issue to Zero Gravity in a private placement offering 1,786,423 Loan Agreement Warrants. On September 22, 2025, the Company entered into an agreement with Zero Gravity for the issuance of the Zero Gravity Convertible Note in an aggregate original principal amount of 50,000,000 0G Tokens that will replace the Loan Agreement and Loan Agreement Warrants, subject to closing. The Zero Gravity Convertible Note was issued on October 23, 2025, at which date the 50,000,000 0G Tokens were received.

The Company intends to use the net proceeds from the Cryptocurrency Offering to further the Company's new digital asset treasury strategy linked to 0G Tokens, and to explore and expand the use of the native AI functionality of the 0G Tokens to enhance the business of the Company. The balance of the net proceeds will be used for general corporate and working capital purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans.

During the three months ended September 30, 2025, none of the directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Flora Growth Corp.	1-A	2.1	10/10/2019
3.2	Articles of Amendment of Flora Growth Corp. effective April 30, 2021	F-1	3.3	11/16/2021
3.3	Articles of Amendment of Flora Growth Corp. effective June 9, 2023	8-K	3.1	07/07/2023
3.5	Articles of Amendment of Flora Growth Corp. effective August 3, 2025	8-K	3.1	08/04/2025
3.6	Bylaw No. 1-A of Flora Growth Corp.	6-K	99.3	07/06/2022
4.1	Form of Unit Warrant	F-1	4.5	11/16/2021
4.2	Form of Investor Warrant	6-K	4.1	12/13/2022
4.2	Form of Placement Agent Warrant	6-K	4.2	12/13/2022
4.4	Form of Investor Warrant	8-K	4.1	09/21/2023
4.5	Form of Placement Agent Warrant	8-K	4.2	09/21/2023
4.6	Form of Warrant Amendment	8-K	10.3	09/21/2023
4.7	Form of Pre-funded Warrant dated as of September 19, 2025	8-K	4.1	09/23/2025
4.8	Form of Common Warrant dated as of September 19, 2025	8-K	4.2	09/23/2025
4.9	Form of Convertible Note dated as of September 19, 2025	8-K	4.3	09/23/2025
4.10	Form of Convertible Note dated as of September 22, 2025	8-K	4.4	09/23/2025

10.1	Form of Securities Purchase Agreement, dated as of September 19, 2025, by and between the Company and the Cash Investors identified therein	8-K	10.1	09/23/2025
10.2	Form of Securities Purchase Agreement, dated as of September 19, 2025, by and between the Company and the Token Investors identified therein	8-K	10.2	09/23/2025
10.3	Form of Securities Purchase Agreement, dated as of September 19, 2025, by and between the Company and the Note Investor identified therein	8-K	10.3	09/23/2025
10.4	Form of Securities Purchase Agreement, dated as of September 22, 2025, by and between the Company and Zero Gravity Labs Inc.	8-K	10.4	09/23/2025
10.5	Equity Transfer and Debt Repayment Agreement, dated as of September 20, 2025	8-K	10.5	09/23/2025
10.6#	Employment Agreement, dated September 20, 2025, by and between Flora Growth Corp. and Daniel Reis-Faria	8-K	10.6	09/23/2025
10.7#	Employment Agreement, dated September 20, 2025, by and between Flora Growth Corp. and Dany Vaiman	8-K	10.7	09/23/2025
10.8#	Employment Agreement, dated September 20, 2025, by and between Flora Growth Corp. and Michael Heinrich	8-K	10.8	09/23/2025
10.9	Sales Agreement by and among Flora Growth Corp. and Revere Securities LLC, dated September 23, 2025	8-K	1.1	09/23/2025
31.1*	Certification of Principal Executive Officer of Flora Growth Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer of Flora Growth Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer of Flora Growth Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer of Flora Growth Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline Interactive Data File
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

# Indicates management contract or compensatory plan or arrangement.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 5, 2025		Flora Growth Corp.

	By:	/s/ Daniel Reis-Faria
Daniel Reis-Faria
Chief Executive Officer (Principal Executive Officer)
Dated: November 5, 2025

	By:	/s/ Dany Vaiman
Dany Vaiman
Chief Financial Officer (Principal Financial and Accounting Officer)