Form 10-K
period 2025-12-31
ZeroStack Corp.
filed 2026-02-27
CIK 1790169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

___________________________

FORM 10-K

___________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 001-40397

___________________________

ZeroStack Corp.

(Exact Name of Registrant as Specified in Its Charter)

___________________________

Province of Ontario	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 King St W Suite 2400, Toronto, ON M5H 3Y2, Canada

(Address of Principal Executive Offices) (Zip Code)

(954) 842-4989

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Shares, no par value	ZSTK	Nasdaq Capital Market

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

As of June 30, 2025, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $11.2 million based on the closing price as reported on the Nasdaq Capital Market on that date. For purposes of determining this number, all named executive officers and directors of the registrant as of June 30, 2025 were considered affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form 10-K, and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.

As of February 23, 2026, the registrant had 2,430,808 shares of its common stock, no par value ("Common Shares") outstanding.

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
  fluctuations in the market price of 0G, the native token of the 0G Chain, a layer-1 blockchain designed to enable users to deploy and operate decentralized artificial intelligence ("AI") applications and data ("Tokens" or "0G Tokens", each a "0G Token" or "0G") or any other digital assets we might hold;
  the possibility that any one of the 0G Tokens and any other assets we might hold (collectively, the "Cryptocurrencies") may be classified as a "security";
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
  our ability to successfully integrate businesses that may acquire;
  our ability to achieve economies of scale;
  our ability to fund overhead expenses, including costs associated with being a publicly-listed company maintenance of effective quality control systems;
  risks associated with expansion into new jurisdictions;
  regulatory compliance risks;
  potential delisting resulting in reduced liquidity of our Common Shares;
  risks associated with cybersecurity and the protection of confidential information;
  the possibility that we are deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and become subject to applicable restrictions that make it impractical for us to continue segments of our business as currently contemplated;
  risks associated with our use of AI;
  competition from the emergence or growth of other digital assets accelerated by advancements in AI and blockchain technology;
  the reliance of our AI technology on the use of third-party data;
  the negative impact on the value the Cryptocurrencies caused by disruptions in the Cryptocurrencies' networks; and
  risks related to the custody of the Cryptocurrencies, including the loss or destruction of private keys required to access our Cryptocurrencies and cyberattacks or other data loss relating to our Cryptocurrencies.

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
  fluctuations in the market price of 0G Tokens or any other digital assets the Company might hold;
  the possibility that any one of the Cryptocurrencies may be classified as a "security";
  decrease in liquidity of 0G Tokens or any other digital assets the Company might hold;
  our ability to continue as a going concern absent access to sources of liquidity;
  damage to our reputation as a result of negative publicity;
  exposure to product liability claims, actions and litigation;
  risks associated with product recalls;
  continuing research and development efforts to respond to technological and regulatory changes;
  the ability to successfully integrate businesses we may acquire;
  the ability to achieve economies of scale;
  the ability to fund overhead expenses, including costs associated with being a publicly-listed company maintenance of effective quality control systems;
  risks associated with expanding into new jurisdictions;
  regulatory compliance risks;
  potential delisting resulting in reduced liquidity of our Common Shares;
  risks associated with cybersecurity and the protection of confidential information;
  the possibility that we are deemed to be an investment company under the Investment Company Act and become subject to applicable restrictions that make it impractical for us to continue segments of our business as currently contemplated;
  risks associated with our use of AI;
  competition from the emergence or growth of other digital assets accelerated by advancements in AI and blockchain technology;
  the reliance of our AI technology on the use of third-party data;
  the negative impact on the value of the Cryptocurrencies caused by disruptions in the Cryptocurrencies' networks;
  risks related to the custody of the Cryptocurrencies, including the loss or destruction of private keys required to access our Cryptocurrencies and cyberattacks or other data loss relating to our Cryptocurrencies;
  our use of capital not required to provide working capital for our ongoing operations to acquire 0G, which may adversely affect our financial results and the market price of our securities;
  the concentration of our 0G holdings;
  the enhanced regulatory oversight of our 0G treasury strategy;
  advancements in AI; and
  our ability to develop products and services to address the rapidly evolving market for digital assets.

PART I

Unless the context otherwise requires, all references in this Annual Report to the "Company," "ZeroStack," "we," "us," "our," and similar references refer to ZeroStack Corp. (formerly Flora Growth Corp.) and our subsidiaries.

Our functional currency and reporting currency is the United States dollar, the legal currency of the United States of America (the "U.S.") (which we refer to as "USD", "US$" or "$").

ITEM 1. BUSINESS

ZeroStack Corp. (formerly Flora Growth Corp.) was incorporated as Flora Growth Corp. on March 13, 2019, under the laws of the Province of Ontario. On January 29, 2026, the Company changed its corporate name from "Flora Growth Corp." to "ZeroStack Corp." and changed its Nasdaq ticker from "FLGC" to "ZSTK". We are a decentralized AI treasury and AI-focused asset management company that is investing in the future of AI. Our first AI-oriented project is through strategic ownership in 0G Tokens (as defined below). The Company is a global pharmaceutical distributor through its wholly owned subsidiary Phatebo GmbH ("Phatebo").

On August 4, 2025, the Company effected a 1-for-39 share consolidation of the Company's issued and outstanding Common Shares, by filing Articles of Amendment to the Company's amended and restated Articles of Incorporation with the Ontario Ministry of Public and Business Service Delivery and Procurement (the "Share Consolidation"). All share-related information presented in this section gives effect to the Share Consolidation.

Mission

ZeroStack's mission is to become one of the leading Nasdaq-listed, AI-focused, asset management companies.

Development Overview

In May 2021, the Company completed its initial public offering ("IPO") of its Common Shares and commenced trading on the Nasdaq Capital Market ("Nasdaq") under the ticker symbol "FLGC." Prior to our IPO, the Company engaged in a series of transactions in Colombia which laid the foundation for our growth and development. These transactions included the acquisition of our previously owned interests in Flora Growth Corp Colombia S.A.S, Flora Lab S.A.S., Flora Med S.A.S, our previously owned Cosechemos Ya S.A.S. ("Cosechemos") cultivation and processing facility and a number of brands.

Since our IPO, ZeroStack has acquired 100% of the outstanding equity interests in each of:

  Franchise Global Health Inc. ("FGH"), who together with its principal subsidiary, Phatebo, is a multi-national operator in the pharmaceutical distribution industry, with principal operations in Germany;
  Just Brands LLC ("Just Brands") and High Roller Private Label LLC ("High Roller") based in Fort Lauderdale, Florida. Just Brands is a leading distributor and retailer of cannabidiol derived products through its widely recognized "JustCBD" brand. High Roller manufactures several of the leading products sold by Just Brands;
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
  Australian Vaporizers Pty LTD ("AV") was founded in 2010 and is a wholesaler and an online retailer of vaporizers, hardware, and accessories in Australia; and
  United Beverage Distribution Inc. ("United") was founded in South Dakota in 2024 and is a distributor of cannabis-infused drinks.

Sale of Colombian Entities

On July 5, 2023, the Company entered into a share purchase agreement with Lisan Farma Colombia LLC to sell all of its ownership interests in Flora Growth Corp Colombia S.A.S., Flora Lab S.A.S., Flora Med S.A.S., Cosechemos, Kasa Wholefoods Company S.A.S. and other related ZeroStack assets related to its Colombian operations. To date, the sales of all these Colombian entities have closed.

Cryptocurrency Treasury Strategy

In early 2025 following a due diligence process, we began implementing an expansion strategy focused on identifying and pursuing complementary growth opportunities within the global digital asset market.

Private Placement

On May 2, 2025, the Company entered into a securities purchase agreement  with certain investors (the "May 2025 Investors") in connection with the issuance and sale by the Company to the May 2025 Investors via a private placement ("the May 2025 Private Placement") of an aggregate of 80,340 Common Shares (the "May 2025 Common Shares") at a purchase price of $11.70 per share and 18,642 pre-funded warrants ("Pre-Funded Warrants") of the Company at a purchase price of $11.6961 per warrant each to purchase one Common Share, which was immediately exercisable and expire when exercised in full, at an exercise price of $0.0039 per share.

The net proceeds from the sale of the May 2025 Common Shares and Pre-Funded Warrants were approximately $1,100,000 after deducting estimated expenses relating to the May 2025 Private Placement. The Company used $0.4 million of the net proceeds from the May 2025 Private Placement to purchase Solana, $0.4 million of the net proceeds from the May 2025 Private Placement to purchase Ethereum, $0.1 million of the net proceeds from the May 2025 Private Placement to purchase Sui, $0.1 million of the net proceeds from the May 2025 Private Placement to purchase Ripple, and the balance of the net proceeds from the May 2025 Private Placement for general corporate and working capital purposes and to pay any fees and expenses in connection with the issuance of the May 2025 Common Shares and the Pre-Funded Warrants.

Cash Private Placement

On September 19, 2025, we entered into a securities purchase agreement (the "Cash Securities Purchase Agreement") with certain investors (the "Cash Investors") in connection with the issuance and sale by us to the Cash Investors via a private placement (the "Cash Private Placement") of an aggregate of 116,340 Common Shares (the "Cash Common Shares") at a purchase price of $25.19 per share and 419,975 pre-funded warrants at a purchase price of $25.1899 per warrant (the "Cash Pre-funded Warrants") each to purchase one Common Share,  which shall expire when exercised in full, at an exercise price of $0.0001 per share. Each Cash Common Share and Cash Pre-funded Warrant issued in the Cash Private Placement was bundled with 0.2 of a Common Share purchase warrant (each full warrant, a "Cash Common Warrant"). Each Cash Common Warrant is exercisable for one Common Share for 1,825 calendar days after shareholder approval at an exercise price of $25.19 (each, a "Cash Warrant Share").

During the year ended December 31, 2025, an aggregate of 116,340 Cash Common Shares, 419,975 Cash Pre-funded Warrants and 107,252 Cash Common Warrants were issued.

The net proceeds from the sale of the Cash Common Shares and Cash Pre-funded Warrants were approximately $13,500,000 after deducting estimated expenses relating to the Cash Private Placement. The Company used the net proceeds of the sale of the Cash Common Shares and Cash Pre-funded Warrants to further the Company's new digital asset treasury strategy linked to 0G, and to explore and expand the use of the native AI functionality of the 0G Token to enhance the business of the Company and the balance of the net proceeds will be used for general corporate and working capital purposes.

Token Private Placement

On September 19, 2025, we entered into a securities purchase agreement with certain investors (the "Token Investors") in connection with the issuance and sale by us to the Token Investors via a private placement (the "Token Private Placement") of an aggregate of 8,546,955 pre-funded warrants at a purchase price of $25.1899 per warrant (the "Token Pre-funded Warrants") each to purchase one Common Share, which are exercisable and expire when exercised in full, at an exercise price of $0.0001 per share. The purchase price of each Token Pre-funded Warrant shall be paid in the form of Tokens. The initial closing of the Token Private Placement occurred on September 26, 2025.

In connection with the Token Private Placement, we received 71,766,135 Tokens. We intend to use the Tokens received as consideration for the sale of the Token Pre-funded Warrants to further our new digital asset treasury strategy linked to the Tokens, and to explore and expand the use of the native AI functionality of the Token to enhance our business and the balance of the net proceeds will be used for general corporate and working capital purposes.

Note Private Placement

On September 19, 2025, we entered into a securities purchase agreement with DeFi Development Corp, a Delaware corporation (the "Note Investor") in connection with the issuance by us to the Note Investor via a private placement (the "Note Private Placement") of an unsecured convertible note in an aggregate original principal amount of 95,333 Solana (the "Note").

The Note accrues interest payable in Solana at a rate of eight percent (8.0%) per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31, beginning September 30, 2025. At the option of the Company, with respect to any interest payment date through and including September 30, 2026, accrued interest for the applicable period can be payable in-kind by capitalizing and adding such accrued interest to the outstanding Solana principal amount. The Note and accrued and unpaid interest are convertible into the Note Shares at a conversion ratio of the U.S. Dollar Value (as defined in the Note) of Solana divided by $33.34. The Note matures in five years from issuance, but the holder can demand full prepayment during two 60-day windows after the 1st and 2nd anniversaries of issuance. The Solana is locked under the Note and will unlock equally each month in November 2025 through January 2028. Once unlocked, it can be sold.

On October 24, 2025, in connection with the Note Private Placement, the Company received 95,333 Solana.

On December 29, 2025, we entered into a note settlement agreement (the "Note Settlement Agreement") with the Note Investor pursuant to which the Note was settled. The Note Settlement Agreement provides that upon payment by us to the Note Investor on Dece,ber 30, 2025 of: (i) 96,162 Solana, (ii) $1,750,000 in cash and (iii) 111,550 Common Shares, with a value of $6.33 per share, then the Company shall be deemed to have paid the entire Principal (as defined in the Note) and Interest (as defined in the Note) of the Note in full, the Company shall have no further obligations under the Note and the Note shall be deemed to be satisfied. This payment was made on December 30, 2025.

Zero Gravity Private Placement

On September 19, 2025, we entered into a loan agreement (the "Loan Agreement") between us and Zero Gravity Labs Inc. ("Zero Gravity"), pursuant to which we agreed to borrow 50,000,000 Tokens from Zero Gravity and agreed to issue to Zero Gravity 1,786,423 Common Share purchase warrants (the "Loan Agreement Warrants") each to purchase one Common Share at an exercise price of $0.01 per share.

On September 22, 2025, we entered into a convertible note with Zero Gravity (the "Zero Gravity Convertible Note") that will replace the Loan Agreement and Loan Agreement Warrants, subject to closing.

Closing of the Zero Gravity Convertible Note occurred on October 23, 2025, at which date the 50,000,000 0G Tokens were received. The Company intends to use the Tokens from the issuance of the Zero Gravity Convertible Note to further the Company’s new digital asset treasury strategy.

The Zero Gravity Convertible Note accrues interest payable in 0G Tokens, or in cash at $3.00 per Token at the holders option, at a rate of eight percent (8.0%) per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31, beginning September 30, 2025 (each such date, an “Interest Payment Date”). At the option of the Company, with respect to any Interest Payment Date through and including September 30, 2026, accrued interest for the applicable period can be payable in-kind by capitalizing and adding such accrued interest to the outstanding Token principal amount. Shareholder approval of the issuance of the Common Shares underlying the Zero Gravity Convertible Note was obtained at the Shareholder Meeting, which occurred on December 19, 2025, and the Zero Gravity Convertible Note and accrued and unpaid interest became convertible into common shares (the "Zero Gravity Note Shares") at a conversion ratio of the U.S. Dollar Value (as defined in the Zero Gravity Convertible Note) of Tokens divided by $33.34, subject to updates in accordance with the terms of the Zero Gravity Convertible Note. This conversion is also limited to a 4.99% maximum ownership percentage of the number of Common Shares outstanding immediately after giving effect of such issuance.

The Executive Chairman of the Company's board of directors ("Executive Chairman"), Michael Heinrich, is the Chief Executive Officer of Zero Gravity.

The Company used the net proceeds from the Cryptocurrency Offering to further the Company's new digital asset treasury strategy linked to 0G Tokens, and to explore and expand the use of the native AI functionality of the 0G Token to enhance the business of the Company and the balance of the net proceeds will be used for general corporate and working capital purposes.

In connection with the Cryptocurrency Offering, on October 1, 2025, Mr. Clifford Starke resigned as a director and the Chief Executive Officer of the Company (but remained a consultant to the Company) and Mr. Sammy Dorf resigned as the Executive Chairman.  On October 1, 2025, the Company's board of directors (the "Board") appointed Mr. Daniel Reis-Faria and Michael Heinrich as non-independent directors of the Board, and in connection with their appointments to the Board, Mr. Reis-Faria, was also appointed as the Chief Executive Officer of the Company and Mr. Heinrich was also appointed as Executive Chairman effective October 1, 2025.

On December 19, 2025, we entered into a Separation Agreement and General Release of Claims with Clifford Starke, the former Chief Executive Officer of the Company and consultant, pursuant to which the parties agree that Mr. Starke's employment was terminated effective December 19, 2025 and that the parties settled all claims Mr. Starke has or might have against the Company.

On December 29, 2025, we entered into the Note Settlement Agreement with the Note Investor pursuant to which the Note was settled. The Note Settlement Agreement provided that upon payment by us to the Note Investor on December 30, 2025 of: (i) 96,162 Solana, (ii) $1,750,000 in cash and (iii) 111,550 Common Shares, with a value of $6.33 per share, then the Company was deemed to have paid the entire Principal (as defined in the Note) and Interest (as defined in the Note) of the Note in full, the Company had no further obligations under the Note and the Note was deemed to be satisfied.

On January 6, 2026, the Board unanimously approved by written consent the appointment of Mr. Laurence Zeifman as a director of the Company, as a member (and Chair) of the audit committee of the Board (the "Audit Committee"), as a member of the compensation committee of the Board (the "Compensation Committee"), and as a member of the nominating and corporate governance committee of the Board (the "Nominating and Corporate Governance Committee").

Sale of Legacy Hemp and Cannabis Business

On September 20, 2025, we entered into an Equity Transfer and Debt Repayment Agreement (the "Cannabis Sale Agreement") by and among the Company, Flora Growth US Holdings Corp., a Delaware Company and wholly-owned subsidiary of the Company ("US Holdings," and together with the Company, "Transferor"), Flora Growth US Holdings LLC, a Florida limited liability company ("Lender"), and each of the noteholders of Company set forth on the signatures pages of the Cannabis Sale Agreement under the heading "Noteholders" (each, a "Noteholder," and collectively, the "Noteholders").

Under the terms of the Cannabis Sale Agreement, the Transferor has agreed to transfer to the Lender, and the Lender has agreed to accept from the Transferor as satisfaction in full of its balance receivable under the promissory notes issued by the Company to such Noteholders on January 30, 2025 (the "Equity Transfer Notes"), 100% of the issued and outstanding equity interests of the following direct and indirect wholly-owned subsidiaries, which collectively comprise the Company's legacy hemp and cannabis business: (i) AV, an Australian limited company; (ii) Vessel Brand Canada Inc., a Canadian corporation; (iii) Klokken Aarhus Inc., a Canadian corporation; (iv) Rangers Pharmaceuticals A/S, a Danish stock-based corporation; (v) TruHC, a German limited company; (vi) Vessel, a Delaware corporation; (vii) High Roller, a Florida limited liability company; (viii) Just Brands; a Florida limited liability company; (ix) Just Brands FL LLC, a Florida limited liability company; (x) Just Brands International LTD, a United Kingdom limited company; and (xi) United, a South Dakota corporation (collectively, the "Transferred Interests").

Under the terms of the Cannabis Sale Agreement, prior to the transfer of the Transferred Interests, the Noteholders have agreed to contribute the Equity Transfer Notes to the Lender in exchange for membership interests in the Lender, with such membership interests to be issued to the Noteholders pro rata in accordance with their respective share of the outstanding balance under the Equity Transfer Notes.

The closing of the transfer of the Transferred Interests, and the contemporaneous repayment of the outstanding balance of the Equity Transfer Notes, occurred on September 26, 2025.

Business Strategy

Our business strategy is built on two core pillars: Digital Assets and AI and Commercial & Wholesale.

Digital Assets and AI

As described above, in early 2025 following a due diligence process, we began implementing an expansion strategy focused on identifying and pursuing complementary growth opportunities within the global digital asset market.

Overview

The treasury segment executes and manages the Company's treasury policy with the purpose of purchasing, holding and compounding our digital asset holdings through revenue-accretive staking activities.

The objective for our digital asset treasury strategy in the near-term is to accumulate 0G for the purpose of increasing our treasury holdings and increasing shareholder value. We intend to hold 0G for the long-term and expect to continue to accumulate 0G. As of December 31, 2025, our digital asset holdings consisted of 0G and Bitcoin.

Our Treasury Strategy

We have adopted a treasury strategy under which the principal holding in our treasury reserve on the balance sheet will be allocated to cryptocurrency, and specifically a long-term strategy of holding 0G and/or other blockchain-linked cryptocurrencies. Additionally, we intend to monitor ongoing developments in the regulatory environment around cryptocurrencies, including pending federal legislation, and may modify or expand our treasury strategy to the extent we determine compliant with federal rules and regulations and not giving rise to a requirement that the Company register as an investment company under the Investment Company Act. Although we believe that 0G and the blockchain-linked cryptocurrencies in which we have invested or may invest are based on proven blockchain technology and supported by established infrastructure pertaining to custody and transacting in such cryptocurrencies, our cryptocurrency treasury strategy will be subject to the risks described in the section of this Annual Report titled "Item 1A. Risk Factors" under the heading "Risks Related to Artificial Intelligence and Investing in Cryptocurrency" pertaining to custody and transacting in such cryptocurrencies.

Our Decision to Adopt a Cryptocurrency Strategy

Our Board and senior management have been examining potential uses of cash, including acquisitions of cryptocurrency. After studying various alternatives, we decided that investing in cryptocurrency is currently a better business strategy. Cryptocurrency, which are digital assets that are issued by and transmitted through an open source protocol, collectively maintained by a peer-to-peer network of decentralized user nodes, will be our principal treasury holding on an ongoing basis, subject to market conditions and our anticipated cash needs. Specifically, we expect that a significant amount of the holdings in our treasury reserve will consist of 0G and/or other cryptocurrencies that are intrinsically linked to a blockchain system, and the value of which is derived from or is reasonably expected to be derived from the use of the blockchain system. As we embark on our new acquisition strategy, our Board intends to proactively evaluate our use of cash, ensuring we maintain adequate working capital.

Other than acquiring cryptocurrency with our liquid assets that exceed working capital requirements, our cryptocurrency treasury strategy may also involve issuing debt or equity securities or engaging in other capital raising transactions with the objective of using a significant portion of the proceeds to purchase cryptocurrency from time to time, subject to market conditions. We view cryptocurrency potentially as a core holding and expect to accumulate cryptocurrency following this offering. We have not set any specific target for the amount of cryptocurrency we seek to hold, although under the treasury strategy we intend to adopt we will maintain a significant amount of our holdings in 0G and/or other blockchain-linked cryptocurrencies. We will continue to monitor market conditions in determining whether to engage in financings to purchase additional cryptocurrency. This overall strategy also contemplates that we may (i) periodically sell cryptocurrency for general corporate purposes, including to generate cash for treasury management (which may include debt repayment or the repurchase of our securities, if appropriate at such time), for acquisitions, or for strategies that generate tax benefits in accordance with applicable law, (ii) enter into additional capital raising transactions that are collateralized by our cryptocurrency holdings, and (iii) pursue strategies to create income streams or otherwise generate funds using our cryptocurrency holdings. While we intend to refine and formally adopt a treasury strategy as soon as practicable, at this time, we do not have a specific policy governing the percentage of our treasury holdings that will be any particular cryptocurrency.

Custody

Our cryptocurrency will be held offline in cold storage with one or more third-party qualified custodians. Digital assets like cryptocurrency depend on private keys to retrieve and transfer funds.

We plan to hold our cryptocurrency in custody accounts at either a U.S.-based, institutional-grade custodian that has demonstrated a record of regulatory compliance and information security or offshore third-party managed custody accounts, which the Company will control. As we further execute on our strategy, we may expand our holdings to multiple similar custodians. However, as of the date of this Annual Report, we have entered into custodian agreements with BitGo, Inc. In the event that we are not able to maintain such a custodial arrangement prior to or shortly following the consummation of the offering, the development and implementation of our treasury strategy would be interrupted, which could cause a material adverse effect on our business, prospects, and market price of our Common Shares.

Competition

Our digital asset treasury strategy segment operates in a highly competitive and ever-changing cryptoeconomy and faces significant competition, ranging from larger digital asset treasury companies, digital asset trading platforms, and validator peers. The cryptoeconomy is continuously expanding, and we expect to face competition from new entrants in the future as the adoption of digital assets continues to grow.

Focus on AI

ZeroStack believes that the rise of AI represents the next industrial revolution in the business world. AI has begun transforming many sectors of the global economy. We see parallels with similar industrial revolutions in history including:

  steam power mechanized production
  electricity enabled mass production
  automation and computerization

As part of our AI-focused asset management strategy, we intend to focus on the following business opportunities:

  opportunities leveraging 0G's decentralized operating system proof-of-stake digital assets focused on AI
  compute power technology companies
  fee-earning opportunities on capital deployed
  private companies operating in the AI ecosystem
  staking validators and complementary businesses within the 0G ecosystem

Our focus on AI is and will be subject to significant and evolving risks. For an overview of such risks, see "Item 1A. Risk Factors - Risks Related to Artificial Intelligence and Investing in Cryptocurrency".

Commercial & Wholesale

The Company's Commercial and Wholesale pillar encompasses the distribution of pharmaceutical products to international markets. This pillar is anchored by ZeroStack's wholly owned subsidiary, Phatebo, a multi-national operator in pharmaceutical distribution, with principal operations in Germany.

Phatebo

Based in Germany, Phatebo is a wholesale pharmaceutical distribution company with import and export capabilities of a wide range of pharmaceutical goods to treat a variety of health indications, including drugs related to cancer therapies, attention-deficit/hyperactivity disorder ("ADHD"), multiple sclerosis and anti-depressants, among others.

Overview of the Pharmaceutical Market

Europe has a strong pharmaceutical history and a thriving industry with concentration of pharmaceutical companies in the German-Switzerland border area. The industry has a projected CAGR of 6.3% between 2023 and 2028 resulting in total sales of $290 billion by 20281. In the European Union, Germany was the leading pharmaceutical market with a total revenue of $69 million in 20242.

________________________

1 Statista - Pharmaceutical Industry in Europe - Statistics & Facts

2 Statista - Revenue of leading pharmaceutical markets in Europe

Overview of the 0G Industry and Market

The 0G ecosystem represents an emerging segment within the broader blockchain and decentralized infrastructure industry. 0G is designed as a modular Layer 1 blockchain optimized for decentralized AI workloads, combining compute, storage, and data availability into a unified, verifiable system. This architecture addresses limitations of traditional centralized cloud and AI platforms by offering scalability, cost efficiency, and enhanced trust through cryptographic proofs.

The 0G protocol operates as a Decentralized AI Operating System ("dAIOS"), enabling developers and enterprises to deploy AI models and data-intensive applications without reliance on centralized providers. Its design incorporates advanced technologies such as sharding, erasure coding, and consensus mechanisms to achieve high throughput and near-infinite horizontal scalability, making decentralized AI practical for enterprise and consumer applications.

The industry is driven by several converging trends:

  AI Adoption in Web3: Growing demand for decentralized AI infrastructure as organizations seek alternatives to centralized cloud services for privacy, cost efficiency, and verifiability.
  Decentralized Physical Infrastructure Networks (DePIN): Integration with decentralized GPU networks, such as io.net and Aethir, aggregates hundreds of thousands of GPUs globally to provide cost-effective compute resources for AI and blockchain applications.
  Institutional Investment: Significant capital inflows from venture firms and strategic partners have accelerated development and adoption of 0G-based solutions.
  Token Economics: The native 0G Token underpins network operations, incentivizing node operators and securing the ecosystem. Liquidity and adoption have been supported by listings on major exchanges.

As of the end of 2025, the 0G market is characterized by rapid growth and volatility. The 0G Token has experienced significant price fluctuations, reflecting speculative trading and token unlock schedules. Market capitalization and adoption metrics indicate increasing interest from developers, enterprises, and institutional investors.

Competitive Landscape

The 0G industry operates within a highly competitive environment that includes other blockchain protocols focused on AI and decentralized infrastructure. Success in this market depends on technological execution, ecosystem development, and regulatory compliance.

Regulatory

ZeroStack has obtained the licenses to operate on a global scale including required governmental approvals, licenses and permits. A summary of such governmental approvals, licenses and permits are set forth below.

Regulation of our Industry

Regulatory Framework for Digital Assets

The laws and regulations applicable to 0G and digital assets are evolving and subject to interpretation and change.

Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the U.S., digital assets are subject to overlapping, uncertain and evolving regulatory requirements.

As digital assets have grown in both popularity and market size, the U.S. Executive Branch, Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network, the Commodity Futures Trading Commission ("CFTC"), the United States Securities and Exchange Commission ("SEC"), the Financial Industry Regulatory Authority, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial regulators, have been examining the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.

Depending on the regulatory characterization of 0G, the markets for 0G in general, and our activities in particular, our business and our 0G strategy may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our 0G strategy. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital assets activity. U.S. federal and state energy regulatory authorities are also monitoring the total electricity consumption of cryptocurrency mining, and the potential impacts of cryptocurrency mining to the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies have passed, or are actively considering, legislation to address the impact of cryptocurrency mining in their respective states.

The CFTC takes the position that some digital assets, including 0G, fall within the definition of a "commodity" under the Commodities Exchange Act of 1936, as amended (the "CEA"). Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade.

The SEC and its staff have taken the position that certain other digital assets fall within the definition of a "security" under the U.S. federal securities laws. Public statements made by senior officials and senior members of the staff at the SEC indicate that the SEC does not consider certain digital assets to be a security under the federal securities laws. However, such statements are not official policy statements by the SEC and reflect only the speakers' views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital assets.

In addition, since transactions in 0G provide a degree of anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse, could lead to greater regulatory oversight of 0G and 0G platforms, and there is the possibility that law enforcement agencies could close or blacklist 0G platforms or other 0G-related infrastructure with little or no notice and prevent users from accessing or retrieving 0G held via such platforms or infrastructure. For example, the U.S. Treasury Department's Office of Foreign Assets Control has issued updated advisories regarding the use of virtual currencies, added a number of digital asset exchanges and service providers to the Specially Designated Nationals and Blocked Persons list and engaged in several enforcement actions, including a series of enforcement actions that have either shut down or significantly curtailed the operations of several smaller digital asset exchanges associated with Russian and/or North Korean nationals. Additionally, in January 2025, the Consumer Financial Protection Bureau announced that it is seeking public input on privacy protections and surveillance in digital payments, particularly those offered through large technology platforms

As noted above, activities involving 0G and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope. On January 23, 2025, the Strengthening American Leadership in Digital Financial Technology executive order was issued. While the executive order did not mandate the adoption of any specific regulations, the executive order identifies certain key objectives to guide agencies involved in crypto regulation, including (i) protecting the sovereignty of the United States dollar by promoting the development of United States dollar-backed stablecoins, (ii) providing regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries, and (iii) taking measures to protect Americans from the risks of Central Bank Digital Currencies. To achieve these objectives, the executive order established a working group on digital asset markets within the National Economic Council, comprised of representatives from key federal agencies, with a tight timeline for examining existing regulations and proposing a new regulatory framework. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.

AI Regulations

The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including areas such as consumer protection, intellectual property, cybersecurity, and privacy and data protection. In addition, there is uncertainty around the validity and enforceability of intellectual property rights related to the use, development, and deployment of AI systems, including issues arising from both the inputs they rely on and the outputs they generate. Compliance with new and emerging laws, regulations or industry standards relating to AI in the U.S. and internationally, such as U.S. state regulations and the Artificial Intelligence Act in the EU, may impose significant operational costs and limit or restrict our ability to develop, deploy or use existing or future AI technologies. As a result, our ability to adapt our existing products and services or develop future and new products and services using AI may be limited or restricted, which could adversely impact our business.

Human Capital Resources

As of December 31, 2025, we had a total of 21 employees, all of which were full-time. A total of 6 of our employees and consultants were based in North America and 15 of our employees and consultants were based internationally in Germany.

To our knowledge, none of our employees are represented by a labor organization or are a party to any collective bargaining arrangement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Additional Information

Our website is at www.zerostack.ai. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, are available at www.sec.gov/edgar. Our website address is included in this Annual Report only as an inactive textual reference. Information contained on, or available through, our website is not incorporated by reference in, or made a part of, this Annual Report.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below, as well as other information contained in this report, including the consolidated financial statements and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, results of operations, financial condition, and cash flows.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We are an early-stage company with limited operating history and may never become profitable.

We are a decentralized AI treasury company that is investing in the future of AI infrastructure through strategic ownership in 0G Tokens. The Company is a global pharmaceutical distributor through its wholly owned subsidiary Phatebo. Formed in March 2019, we have a limited operating history. We have limited financial resources and minimal operating cash flow. For the years ended December 31, 2025 and 2024, we had losses of $119.7 million and $15.9 million, respectively, and as of December 31, 2025 an accumulated deficit of $277.8 million.

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

  adjust to changing conditions or keep pace with increased demand;
  attract and retain an experienced management team;
  successfully integrate businesses that we acquire; or
  raise sufficient funds in the capital markets to effectuate our business plan, including product development, licensing and approvals.

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

We expect that regulatory agencies will periodically inspect our and our service providers' facilities to evaluate compliance with applicable requirements. Failure to comply with these requirements may subject us or our service providers to possible regulatory enforcement actions. Any failure or deterioration of the Company's or its service providers' quality control systems, may have a material adverse effect on the Company's business, results of operations and financial condition.

The Company is subject to wholesale price volatility that could expose the Company to lower than anticipated revenues, gross margins, net income and cash flows.

The pharmaceutical distribution industry is a margin-based business in which gross profits depend on the excess of sales prices over costs. Consequently, profitability is sensitive to fluctuations in wholesale and retail prices caused by changes in supply (which itself depends on other factors such as weather, fuel, equipment and labor costs, shipping costs, economic situation, government regulations and demand), taxes, government programs and policies for the pharmaceutical distribution industry (including price controls and wholesale price restrictions that may be imposed by government agencies responsible for the sale of pharmaceuticals), and other market conditions, all of which are factors beyond our control. The Company's operating income may be significantly and adversely affected by a decline in the price of pharmaceuticals. These prices are affected by numerous factors beyond our control. Any price decline may have a material adverse effect on the Company's business, financial condition and results of operations.

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

There is a risk that banking institutions in countries where we operate will not open accounts for us or will not accept payments or deposits from proceeds related to the cryptocurrency industry. Such risks could increase our costs or prevent us from expanding into certain jurisdictions.

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

If we or our third-party providers fail to protect confidential information and/or experience cybersecurity incidents, there may be damage to our brand and reputation, material financial penalties, and legal liability, which would materially adversely affect our business, results of operations, and financial condition.

We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, "IT Systems"). We rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including information about individuals and their financial assets (such as 0G), as well as proprietary information belonging to our business such as trade secrets (collectively, "Confidential Information").

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our (or our suppliers' or service providers') IT Systems, products or services. As knowledge and techniques in cryptography continue to advance, threat actors may exploit these advancements to develop more sophisticated and effective attack methods, increasing the frequency and severity of cyberattacks as well. Because we make extensive use of third party suppliers, service providers, and partners (including our partnerships with crypto wallet providers and financial institutions), successful cyberattacks that disrupt or result in unauthorized access to third party IT Systems can materially impact our operations and financial results.

Moreover, we may acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to significant cybersecurity, operational, and financial risks. Our remote and hybrid working arrangements (and at our third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Additionally, any integration of AI in our or any service providers' operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Because our products and services are integrated with our customers' systems and processes, any circumvention or failure of our cybersecurity defenses or measures could compromise the confidentiality, integrity, and availability of our customers' own IT Systems and/or Confidential Information as well. Moreover, certain threats are designed to remain dormant or undetectable until launched against a target and we may not be able to implement adequate preventative measures. If such an event were to occur and cause interruptions in our operations, result in the unauthorized access, disclosure, loss, processing, or other compromise of personal information or Confidential Information, or jeopardize the confidentiality, integrity, or availability of our information systems or any information residing therein, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions.

Some of the federal, state, and foreign government requirements include obligations of companies to notify individuals of certain cybersecurity breaches involving particular personal information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a cybersecurity breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers.

Further, the cryptocurrency industry is a frequent target for cyberattacks, including hacks of exchanges and wallets. The underlying technology of cryptocurrencies, including blockchain, is complex and still developing, which means technical issues, bugs, or vulnerabilities could impact our operations and the security of user funds. Additionally, any actual or perceived breach or cybersecurity attack directed at other financial institutions or crypto companies, whether or not we are directly impacted, could lead to a general loss of customer confidence in the cryptoeconomy or in the use of technology to conduct financial transactions, which could negatively impact us, including the market perception of the effectiveness of our security measures and technology infrastructure.

Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools - including AI - that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information or business. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Furthermore, given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. In other situations, vulnerabilities persist even after we have issued security patches because our customers may fail to apply patches or update their systems to newer software versions. If attackers are able to exploit critical vulnerabilities before patches are installed or mitigating measures are implemented, significant compromises could impact our and our customers' IT Systems and/or Confidential Information.

We and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, results of operations, and financial condition. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

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

If 0G Tokens are determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of 0G Tokens and in turn adversely affect the market price of our Common Shares. Moreover, the risks of us engaging in a 0G Tokens treasury strategy have created, and could continue to create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

There are risks relating to the sale of our legacy hemp and cannabis business.

On September 20, 2025, we entered into the Cannabis Sale Agreement to sell certain subsidiaries comprising our legacy hemp and cannabis business to our Noteholders, in exchange for the repayment of the Equity Transfer Notes held by such Noteholders.  This disposition closed on September 26, 2025. While we have agreed to only limited indemnification and other obligations in connection with the disposition, there can be no assurance that we will not be subjected to indemnification claims or other liabilities in connection with the disposition.

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

In connection with the Cryptocurrency Offering, on October 1, 2025, Mr. Clifford Starke resigned as a director and the Chief Executive Officer of the Company and Mr. Sammy Dorf resigned as the Executive Chairman. Further, on October 1, 2025, the Board appointed Mr. Daniel Reis-Faria and Michael Heinrich as non-independent directors of the Board, and in connection with their appointments to the Board, Mr. Reis-Faria was also appointed as the Chief Executive Officer of the Company and Mr. Heinrich was also appointed as Executive Chairman effective October 1, 2025. Neither new executive officer has previously served as an executive officer of a publicly traded company. In addition to devoting substantial time becoming integrated into our business and increasing their familiarity with our operations, each new executive officer may be required to devote substantial time fulfilling their public company compliance obligations. Such changes in our management could impair relationships with key business contacts, make it more difficult to retain employees or result in the loss of confidence in our investor base, any of which events could harm our performance. There can be no assurance that our reconstituted management will function effectively.

Our executive officers and directors hold or may have served certain management positions and directorships of other companies, including related parties, which may result in potential conflicts of interest and divert their time and attention from our business. This could have a negative impact on our ability to implement our plan of operation.

Our executive officers and directors currently serve, have previously held or may, from time to time, serve in positions as officers or directors of other companies, for which they may be entitled to substantial compensation, which may result in a conflict of interest in allocating their time between our operations and their other businesses. For example, Michael Heinrich, the Executive Chairman and a member of our Board, is the Chief Executive Officer of Zero Gravity. The 0G Token which we own is the native cryptocurrency of 0G Labs.

The existing external commitments and any future commitments of our executive officers and directors to other companies may potentially divert their significant time and attention away from the strategic and operational needs of our company. Their divided focus could lead to delays in decision-making, hinder effective communication within our Company, give rise to potential conflicts of interest, and introduce a divergence in priorities, consequently impacting the overall efficacy of leadership. Additionally, the potential for conflicting interests arising from commitments to multiple entities may pose challenges in aligning the officer's priorities with the long-term goals and interests of our company, thereby introducing an element of uncertainty and potential disruption to our operations.

RISKS RELATED TO ARTIFICIAL INTELLIGENCE AND INVESTING IN CRYPTOCURRENCY

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
  developments relating to the Zero Gravity blockchain ("0G Blockchain"), including (i) changes to the 0G Blockchain that impact its security, speed, scalability, usability or value, such as changes to the cryptographic security protocol underpinning the 0G Blockchain, changes to the maximum number of 0G Tokens outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, and similar changes; (ii) failures to make upgrades to the 0G Blockchain and the 0G interface to adapt to security, technological, legal or other challenges; and (iii) changes to the 0G Blockchain that introduce software bugs, security risks or other elements that adversely affect 0G;
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
  macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions and fiat currency devaluations; and
  changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, and the adverse impacts attributable to global conflicts, including those between Russia and Ukraine and in the Middle East.

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

We plan to use a portion of our capital that is not required to provide working capital for our ongoing operations to acquire 0G, which may adversely affect our financial results and the market price of our securities.

We plan to use a portion of our capital that is not required to provide working capital for our ongoing operations to acquire 0G. For example, we plan to further our new digital asset treasury strategy linked to 0G, and to explore and expand the use of the native AI functionality of the 0G to enhance the business of the Company. The price of 0G is newly established and highly volatile. Moreover, digital assets are relatively novel, and the application of securities laws and other regulations to such assets is unclear in many respects. It is possible that regulators may interpret laws in a manner that adversely affects the liquidity or value of our 0G holdings. Further, the acquisition of large amounts of 0G may become difficult or more costly, which would make it more difficult for us to implement our strategy. In addition, the application of generally accepted accounting principles in the United States with respect to digital assets remains uncertain in some respects, and any future changes in the manner in which we account for our 0G holdings could have a material adverse effect on our financial results and the market price of our securities. In addition, if investors view the value of our securities as dependent upon or linked to the value or change in the value of our 0G holdings, the price of such digital assets may significantly influence the market price of our securities.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our 0G holdings.

Since we only recently initiated our 0G treasury strategy, our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of 0G. The prices of digital assets have historically been subject to dramatic price fluctuations and is highly volatile. In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets ("ASU 2023-08"), which we have adopted. ASU 2023-08 requires us to measure our 0G holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our 0G in net income each reporting period. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our 0G holdings. As a result, volatility in our earnings may be significantly more than what we experienced in prior periods.

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

Neither the SEC nor any other U.S. federal or state regulator has formally stated whether they agree that any of the Cryptocurrencies are a "security." Despite the Executive Order titled "Strengthening American Leadership in Digital Financial Technology" which includes as an objective, "protecting and promoting the ability of individual citizens and private sector entities alike to access and ... to maintain self-custody of digital assets," The Cryptocurrencies have not yet been formally classified with respect to U.S. federal securities laws. Therefore, while (for the reasons discussed below) we believe that none of the Cryptocurrencies are a "security" within the meaning of the U.S. federal securities laws, and registration of the Company under the Investment Company Act, is therefore not required under the applicable securities laws, we acknowledge that a regulatory body or federal court may determine otherwise. Our belief, even if reasonable under the circumstances, would not preclude legal or regulatory action based on such a finding that any of the Cryptocurrencies, other than Solana, are a "security" which would require us to register as an investment company under the Investment Company Act.

We have also adapted our process for analyzing the U.S. federal securities law status of the Cryptocurrencies and other cryptocurrencies over time, as guidance and case law have evolved. As part of our U.S. federal securities law analytical process, we take into account a number of factors, including the various definitions of "security" under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court's decisions in the Howey and Reves cases, as well as court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws. Our position that none of the Cryptocurrencies, other than Solana, are a "security" is premised, among other reasons, on our conclusion none of Cryptocurrencies meet the elements of the Howey test. Among the reasons for our conclusion none of Cryptocurrencies are a security, other than Solana, is that holders of the Cryptocurrencies do not have a reasonable expectation of profits from our efforts in respect of their holding of the Cryptocurrencies. Also, ownership of the Cryptocurrencies does not convey the right to receive any interest, rewards, or other returns.

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

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act, a company generally will be deemed to be an "investment company" if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) on an unconsolidated basis.

Rule 3a-1 under the Investment Company Act generally provides that notwithstanding the Section 3(a)(1)(C) test described in clause (ii) above, an entity will not be deemed to be an "investment company" for purposes of the Investment Company Act if no more than 45% of the value of its assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, securities issued by employees' securities companies, securities issued by qualifying majority owned subsidiaries of such entity, and securities issued by qualifying companies that are controlled primarily by such entity. We do not believe that we are an "investment company" as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act.

Recently, we have begun focusing on pursuing opportunities to expand our portfolio into digital assets. With respect to Section 3(a)(1)(A), following the Cryptocurrency Offering, approximately 95% percent of the proceeds of the Cryptocurrency Offering will be used to acquire Cryptocurrencies, which is an amount in excess of 40% of our total assets. Since we believe none of the Cryptocurrencies are an investment security, other than Solana, our holdings of which will not exceed 40% of our total assets, we do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities within the meaning of Section 3(a)(1)(A) of the Investment Company Act.

With respect to Section 3(a)(1)(C), we believe we satisfy the elements of Rule 3a-1 and therefore are deemed not to be an investment company under, and we intend to conduct our operations such that we will not be deemed an investment company under, Section 3(a)(1)(C). We believe that we are not an investment company pursuant to Rule 3a-1 under the Investment Company Act because, on a consolidated basis with respect to wholly-owned subsidiaries but otherwise on an unconsolidated basis, no more than 45% of the value of the Company's total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) consists of, and no more than 45% of the Company's net income after taxes (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, securities issued by employees' securities companies, securities issued by qualifying majority owned subsidiaries of the Company, and securities issued by qualifying companies that are controlled primarily by the Company.

The Cryptocurrencies and other digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the Investment Company Act. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or another authority for purposes of the Investment Company Act, which would increase the percentage of securities held by us for Investment Company Act purposes. The SEC has requested information from a number of participants in the digital assets ecosystem, regarding the potential application of the Investment Company Act to their businesses. For example, in an action unrelated to the Company, in February 2022, the SEC issued a cease-and-desist order under the Investment Company Act to BlockFi Lending LLC ("BlockFi"), in which the SEC alleged that BlockFi was operating as an unregistered investment company because it issued securities and also held more than 40% of its total assets, excluding cash, in investment securities, including the loans of digital assets made by BlockFi to institutional borrowers.

If we were deemed to be an investment company, Rule 3a-2 under the Investment Company Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding, or trading in securities, with such intent evidenced by the company's business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer's total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the Investment Company Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations. If we were to be deemed an investment company in the future, restrictions imposed by the Investment Company Act - including limitations on our ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons - likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition, and prospects.

The Cryptocurrencies are created and transmitted through the operations of the peer-to-peer networks, decentralized networks of computers running software following the respective protocols. If the networks of any of the Cryptocurrencies is disrupted or encounters any unanticipated difficulties, the value of the Cryptocurrencies could be negatively impacted.

If the network of any of the Cryptocurrencies is disrupted or encounters any unanticipated difficulties, then the processing of transactions on the such network may be disrupted, which in turn may prevent us from depositing or withdrawing the Cryptocurrencies from our accounts with our custodian or otherwise effecting transactions of the Cryptocurrencies. Such disruptions could include, for example: the price volatility of the Cryptocurrencies; the insolvency, business failure, interruption, default, failure to perform, security breach, or other problems of participants, custodians, or others; the closing of trading platforms of the Cryptocurrencies due to fraud, failures, security breaches, or otherwise; or network outages or congestion, power outages, or other problems or disruptions affecting the networks of the Cryptocurrencies.

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

As of December 31, 2025, the insurance that covers losses of our holdings of the Cryptocurrencies may cover none or only a small fraction of the value of the entirety of our holdings of the Cryptocurrencies, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our Cryptocurrencies. Moreover, our use of custodians exposes us to the risk that the Cryptocurrencies our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such Cryptocurrencies. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our Cryptocurrencies.  The legal framework governing digital asset ownership and rights in custodial or insolvency contexts remains uncertain and continues to evolve, which could result in unexpected losses, protracted recovery processes or adverse treatment in insolvency proceedings.

Each of the respective Cryptocurrencies is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the respective Cryptocurrency is held. While the certain blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the certain Cryptocurrencies held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the Cryptocurrencies held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The Cryptocurrencies and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

As part of our treasury management strategy, we may engage in staking, restaking, or other permitted activities that involve the use of "smart contracts" or decentralized applications. The use of smart contracts or decentralized applications entails certain risks including risks stemming from the existence of an "admin key" or coding flaws that could be exploited, potentially allowing a bad actor to issue or otherwise compromise the smart contract or decentralized application, potentially leading to a loss of our Cryptocurrencies. Like all software code, smart contracts are exposed to risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the contract or decentralized application. Smart contracts and decentralized applications may contain bugs, security vulnerabilities or poorly designed permission structures that could result in the irreversible loss of the Cryptocurrencies or other digital assets.  Exploits, including those stemming from admin key misuse, admin key compromise, or protocol flaws, have occurred in the past and may occur in the future.

Our 0G treasury strategy subjects us to enhanced regulatory oversight.

There has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. We intend to implement and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering ("AML") and sanctions laws and regulations and to only acquire our 0G through entities subject to anti-money laundering regulation and related compliance rules in the United States. Our initial 0G transactions will be executed by working together with reputable digital asset trading service providers that have what we believe to be comprehensive and robust AML policies and procedures. In addition, we plan to adopt policies and procedures to help ensure AML compliance with respect to any potential 0G transactions handled by us directly, including conducting comprehensive, enterprise-wide AML risk assessments, taking steps to identify investors and beneficial owners, performing ongoing sanctions screening, monitoring transactions for suspicious activities, providing training to employees and directors, and managing third-party service provider risks through due diligence and contractual requirements. Notwithstanding these planned efforts, if we are found to have purchased any of our 0G from bad actors that have used 0G to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in 0G by us may be restricted or prohibited.

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

Competition from the emergence or growth of other digital assets, likely accelerated by advancements in AI and blockchain technology, could have a negative impact on the price of 0G and adversely affect the value of our 0G holdings.

The digital asset market is highly competitive and rapidly evolving, with numerous alternative cryptocurrencies, blockchains, and decentralized finance (DeFi) platforms vying for market share in areas such as perpetual futures trading, staking, and on-chain liquidity provision, which are core to the Zero Gravity ecosystem and its 0G token. Existing or emerging competitors could attract users and developers away from the Zero Gravity ecosystem by providing superior technology, lower fees, faster transaction speeds or broader ecosystem integrations, potentially eroding Zero Gravity's market position and leading to reduced trading volumes, staking participation, and overall demand. Many consortiums and financial institutions are also researching and investing resources into private or permissioned blockchain platforms rather than open platforms like the Zero Gravity network. 0G is newly minted and supported by fewer trading platforms than more established digital assets, such as Bitcoin and Ether, which could impact its liquidity. In addition, the Zero Gravity network is in direct competition with other smart contract platforms, such as the Ethereum, Solana, Polkadot, Avalanche and Cardano networks. Competition from the emergence or growth of alternative digital assets or other smart contract platforms could have a negative impact on the demand for, and price of, 0G, and thereby adversely affect the value of our 0G holdings. Advancements in AI and blockchain technology are likely to accelerate the development of such alternative digital assets or other smart contract platforms. If 0G is unable to evolve to address such increased competition or if market participants believe that 0G's core technology is outdated or less attractive compared with other alternative digital assets or other smart contract platforms, 0G may be considered technologically obsolete by the next generation digital assets or smart contract platforms. The decline in the 0G network would materially impact the market value of 0G and adversely affect the value of our 0G holdings and our stock price.

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

Historically, the cryptocurrency market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our 0G at favorable prices or at all. As a result, our 0G holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

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

AI, including generative AI, advancements are progressing at an unprecedented pace, which brings risks that could subject us to loss through various technical, legal, and opportunistic-related risks.

We continue to advance in the development and integration of AI systems across our operations. AI systems may fail to perform as expected under certain conditions or become vulnerable to adversarial attacks that manipulate the AI's output. As AI becomes more integrated into our operations, the risks of system failure or malfunction increase, potentially disrupting our business processes. Additionally, use of AI may further expose computer systems to the risk of cyberattacks and may create the need for rapid modifications to our cybersecurity program.

AI systems rely heavily on vast amounts of data, which could include sensitive personal or proprietary information. If not managed and protected properly, AI systems could become targets for data breaches, exposing critical information to unauthorized access. Additionally, our service providers are also increasingly using and offering platforms powered by AI. While we advise our employees and contractors to refrain from providing confidential or sensitive information to any AI models or AI-powered platforms, we cannot predict how an AI model will process our data or if it will inadvertently provide our data to a third-party in its outputs. Any input of our confidential or sensitive data into an AI model for development or use purposes could result in inadvertent disclosure of this data at any time to an unknown third-party, which could subject us to litigation or regulatory actions or cause us to breach our contractual obligations. Additionally, datasets can inadvertently introduce bias if the data is not sufficiently diverse or representative leading to AI-driven decisions that may be unfair or discriminatory, potentially harming both individuals and our reputation.

Our long-term success depends on our ability to develop products and services to address the rapidly evolving market for digital assets, and, if we are not able to implement successful enhancements and new features for our products and services, our business could be materially and adversely affected

Rapid and significant technological changes continue to confront the industries in which we operate, including developments in blockchain and AI, including machine learning.

These new and evolving services and technologies may be superior to, impair, or render obsolete the products and services we currently offer or the technologies we currently use to provide them. Our ability to develop new products and services may be inhibited by industry-wide standards and existing and future laws and regulations. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and we may not be successful in realizing a return on our efforts in a timely manner or at all.

Our success will depend on our ability to develop new technologies, to adapt to technology changes and evolving industry standards, to incorporate new technologies into our products and services, and to provide products and services that are tailored to specific needs and requirements of our customers. For example, generative AI has become more publicly available and enterprise adoption of generative AI has grown. If we are unable to provide enhancements and new features for our products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.

We use AI in our services which may result in operational challenges, legal liability, reputational concerns and privacy and competitive risks.

We currently use and intend to leverage AI processes and algorithms in our Digital Assets and AI business strategy. Our use of AI may result in operational challenges, legal liability, reputational concerns, and privacy and competitive risks, which could result in adverse effects on our financial condition, results of operations, or reputation. The use of generative AI processes at scale is relatively new and may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in the development or delivery of our services becomes more important to our operations over time.

Our AI technology relies in part on the use of third-party data, and if we lose the ability to use such data, or if such data contains gaps or inaccuracies, our business could be adversely affected.

Some of our products will rely on a variety of data sources, including market data collected from exchanges and other sources. If we are unable to access and use market data collected from these sources, or our access to such data is limited, the ability of our AI to properly analyze market data could be limited. Any of the foregoing could negatively impact the accuracy and effectiveness of our AI technology and the quality of our platform's analysis and our analysts' reports could be negatively impacted. In addition, if third-party data used to improve our AI technology or train the AI model is inaccurate, or access to such third-party data is limited or becomes unavailable to us, the efficacy of our AI technology and our ability to continue to improve our AI technology would be adversely affected.

RISKS RELATED TO FINANCIALS AND ACCOUNTING

There is no assurance that we will be able to continue as a going concern.

In prior periods, management had raised substantial doubt about our ability to continue as a going concern. Management’s position changed as a result of the September 22, 2025 Cryptocurrency Offering. The Company had cash and cash equivalents of $5.6 million at December 31, 2025, a loss of $119.7 million for the year ended December 31, 2025, and an accumulated deficit of $277.8 million at December 31, 2025. The Company believes that its current level of cash and cash equivalents are sufficient to continue investing in growth, while at the same time meeting its obligations as they become due. However, there is no assurance that we will continue as a going concern.

A going concern disclosure in our annual report could impair our ability to finance our operations through public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Any additional equity or equity-linked debt financing could be extremely dilutive to our current stockholders. Additional capital may not be available on reasonable terms, or at all, and we may be required to terminate or significantly curtail our operations or enter into arrangements with collaborative partners or others that may require us to relinquish rights to certain aspects of our product candidates, or potential markets that we would not otherwise relinquish. If we are unable to obtain capital, our business would be jeopardized, and we may not be able to continue operations.

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

The Company believes there is a greater likelihood that the IRS will audit the tax returns of its historical and now disposed cannabis-related businesses. Any such audit of our tax returns could result in us being required to pay additional tax, interest and penalties, as well as incremental accounting and legal expenses, which could be material.

The Company may be a "passive foreign investment company" for its current tax year, which may have adverse U.S. federal income tax consequences for U.S. investors.

The Company believes that it was not a "passive foreign investment company" ("PFIC") within the meaning of Section 1297(a) of the United States Internal Revenue Code of 1986, as amended (the "Code") for its most recently completed tax year. The Company's anticipated PFIC status for its current tax year and future tax years is uncertain and may depend on, among other things, how quickly the Company may raise cash pursuant to various offerings, the manner in which, and how quickly, the Company utilizes its cash on hand and the cash proceeds received from such offerings, the business conducted by the Company going forward and the assets held by the Company in connection with such business, as well as on changes in the market value of Common Shares. If the Company is a PFIC for any year during a U.S. taxpayer's holding period of Common Shares, then such U.S. taxpayer generally will be required to treat any gain realized upon a disposition of the Common Shares or any so-called "excess distribution" received on its Common Shares as ordinary income, and to pay an interest charge on a portion of such gain or distribution. In certain circumstances, the sum of the tax and the interest charge may exceed the total amount of proceeds realized on the disposition, or the amount of excess distribution received, by the U.S. taxpayer. Subject to certain limitations, these tax consequences may be altered if a U.S. taxpayer makes a timely and effective "QEF election" under Section 1295 of the Code ("QEF Election") or a "mark-to-market" election under Section 1296 of the Code ("Mark-to-Market Election"). U.S. taxpayers should be aware that there can be no assurances that the Company will satisfy the record keeping requirements that apply to a qualified electing fund (a "QEF"), or that the Company will supply U.S. taxpayers with information that such U.S. taxpayers are required to report under the QEF rules, in the event the Company is a PFIC. Thus, U.S. Holders may not be able to make a QEF Election with respect to the Company or any of its subsidiaries. A U.S. taxpayer who makes a Mark-to-Market Election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer's adjusted tax basis therein. This paragraph is qualified in its entirety by the discussion below under the heading “Certain United States Federal Income Taxation Considerations – Passive Foreign Investment Company Rules”.

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

The U.S. Congress is currently considering numerous items of legislation which may be enacted prospectively or with retroactive effect, which legislation could adversely impact the Company's financial performance and the value of the Common Shares. For example, on July 4, 2025, the President of the United States signed into law a new tax bill commonly referred to as “One Big Beautiful Bill Act” which may affect the U.S. federal income tax considerations applicable to certain investors in Common Shares. The likelihood of other similar legislation being enacted is uncertain, and the provisions of such bill or other similar legislation may change prior to enactment. Investors are urged to consult their own tax advisors regarding the potential application of the proposed legislation with respect to their ownership of Common Shares.

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

We cannot assure you that we will be able to meet the continued listing standards of Nasdaq currently or in the future. Nasdaq imposes, among other requirements, continued listing standards including a minimum bid requirement and the requirement that the Audit Committee. If the Company fails to meet any of the applicable continued listing standards of the Nasdaq and we are unable to regain compliance, Nasdaq may make a determination to delist our Common Shares. Any delisting of our Common Shares would likely adversely affect the market liquidity and market price of our Common Shares and our ability to obtain financing for the continuation of our operations or result in the loss of confidence by investors.

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

We are an “emerging growth company”, as defined in the Jumpstart our Business Startups Act of 2012, referred to as the JOBS Act, and we expect to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved and extended adoption period for accounting pronouncements.

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

General political uncertainty may have an adverse impact on our operating performance and results of operations. In particular, the U.S. continues to experience significant political events that cast uncertainty on global financial and economic markets, especially following the recent presidential election. It is presently unclear exactly what actions the current U.S. administration will implement, and if implemented, how these actions may impact the industries in which we operate in the U.S. Any actions taken by the current U.S. administration, including the many recent executive orders, may have a negative impact on the U.S. economy and on our business, financial condition, and results of operations.

The Company may become involved in legal proceedings from time to time, which could adversely affect the Company.

From time to time, we may be a party to legal and regulatory proceedings, including matters involving governmental agencies, entities with whom it does business and other proceedings arising in the ordinary course of business. We will evaluate our exposure to these legal and regulatory proceedings and establish reserves for the estimated liabilities in accordance with generally accepted accounting principles. For more information, see "Item 3. Legal Proceedings." Assessing and predicting the outcome of these matters involves substantial uncertainties. Unexpected outcomes in these legal proceedings, or changes in management's evaluations or predictions and accompanying changes in established reserves, could have an adverse impact on our financial results.

Our participation in the digital asset treasury industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by third parties, other companies and/or various governmental authorities against us. Litigation, complaints, and enforcement actions involving us could consume considerable amounts of financial and other corporate resources, which could have an adverse effect on our future cash flows, earnings, results of operations and financial condition.

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

Our business is, in general, subject to different risks and hazards, including adverse weather conditions, fires, plant diseases and pest infestations, other natural phenomena, industrial accidents, labor disputes, changes in the legal and regulatory framework applicable to us and environmental contingencies.

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

We established an interdisciplinary team to monitor and assess cybersecurity risks on an ongoing basis, which is led by our Chief Financial Officer. It is a cross-departmental team that consists of finance and operations personnel, as well as third party legal and IT consultants, with all significant implementation efforts executed by our IT consultant, who has extensive experience in IT, enterprise security and cyber risk management. This team oversees developing, maintaining and measuring compliance with the cyber risk management program, and dedicates significant resources to cybersecurity and risk management processes to adapt to the ever-changing cybersecurity landscape and to respond to emerging threats in a timely and effective manner.

When a potential incident is first detected, the matter is communicated to the Chief Financial Officer as soon as possible so that the Company may work quickly and diligently to re-secure its systems and work to minimize any damage and further risk to it as a result thereof. Upon receipt, the Chief Financial Officer is charged with immediately investigating the report to ensure the existence or possibility of a cyberattack and employs every effort toward thwarting or limiting a cyberattack, if ongoing, to the fullest extent possible to avoid further damage and exposure to the Company and its systems. As soon as an immediate threat or cyberattack is sufficiently contained to permit it, the Chief Financial Officer notifies the Chief Executive Officer of the situation, who is charged to direct the Chief Financial Officer on any additional or special measures to be taken, including but not limited to a Company-wide alert or directive, which the Chief Financial Officer must follow/implement without delay. Questions or concerns relating to a directive's validity may be confirmed only by the Chief Financial Officer, or a designated executive officer, through a known form of contact not questionably in breach. As soon as reasonably practicable after response efforts commence, the designated executive officers are required to notify the Chair of the Audit Committee of the situation and to thereafter keep the Chair apprised of all material developments, who may escalate the matter to the full Board in the Chair's discretion. Our emergency response plan also sets forth our procedures for a transition back into normal work practices, as well as security incident investigation, remediation procedures, security incident recovery and mandatory reporting.

Our Board oversees the Company's aggregate risk profile and risk management process. The Board administers this oversight function with respect to cybersecurity risks through the Audit Committee, which is responsible for overseeing the Company's cybersecurity risk management processes, including the steps our management has taken to monitor and control cybersecurity risks.

ITEM 2. PROPERTIES.

In March 2025, we began leasing 10,400 sq. ft. of warehouse and office space in Hilzingen, Germany, for $1,000 a month, pursuant to a lease agreement that expires in February 2030.

We lease an 800 sq. ft store located in Miami, Florida for $8,000 per month, pursuant to a lease agreement that expires in November 2026. During the fourth quarter of 2022, we made the decision to close this location and this property has been sublet to a third-party for $8,000 per month, pursuant to a sublease agreement that expires in November 2026.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Shares are traded publicly on Nasdaq under the symbol "ZSTK".

As of February 27, 2026, there were approximately 4,430 holders of record of our Common Shares.

We have not declared or paid any cash dividends on our Common Shares. No cash dividends have been previously paid on our Common Shares and none are anticipated in fiscal 2026. We repurchased no Common Shares during the fourth quarter of the year ended December 31, 2025.

Unregistered sale of Equity Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2025 that were not reported in our quarterly reports on Form 10-Q or our current reports on Form 8-K.

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

Dividends on Common Shares

Under the Tax Act, dividends on Common Shares paid or credited to a Non-Resident Holder will be subject to Canadian withholding tax at the rate of 25% of the gross amount of the dividends. This withholding tax may be reduced pursuant to the terms of an applicable income tax treaty or convention between Canada and the country of residence of a Non-Resident Holder. Under the Convention, a U.S. Holder will generally be subject to Canadian withholding tax at a rate of 15% of the gross amount of such dividends (or 5% in the case of a U.S. Holder that is a company beneficially owning at least 10% of the Company's voting shares). In addition, under the Convention, dividends may be exempt from Canadian non-resident withholding tax if paid to certain U.S. Holders that are qualifying religious, scientific, literary, educational or charitable tax-exempt organizations and qualifying trusts, companies, organizations or arrangements operated exclusively to administer or provide pension, retirement or employee benefits that are exempt from tax in the United States and that have complied with specific administrative procedures.]

Certain United States Federal Income Taxation Considerations

The following is a general summary of certain material U.S. federal income tax considerations applicable to a U.S. Holder (as defined below) arising from and relating to the acquisition, ownership and disposition of Common Shares.

This summary is for general information purposes only and does not purport to be a complete analysis or listing of all potential U.S. federal income tax considerations that may apply to a U.S. Holder arising from or relating to the acquisition, ownership or disposition of Common Shares. In addition, this summary does not take into account the individual facts and circumstances of any particular U.S. Holder that may affect the U.S. federal income tax consequences to such U.S. Holder, including, without limitation, specific tax consequences to a U.S. Holder under an applicable income tax treaty. Accordingly, this summary is not intended to be, and should not be construed as, legal or U.S. federal income tax advice with respect to any particular U.S. Holder. This summary does not address the U.S. federal alternative minimum tax, U.S. federal net investment income tax, U.S. federal estate and gift tax, U.S. state and local tax, or non-U.S. tax consequences to U.S. Holders of the acquisition, ownership or disposition of Common Shares. In addition, except as specifically set forth below, this summary does not discuss applicable income tax reporting requirements. Each prospective U.S. Holder should consult its own tax advisors regarding the U.S. federal, U.S. state and local, and non-U.S. tax consequences relating to the acquisition, ownership and disposition of Common Shares.

No ruling from the Internal Revenue Service (the “IRS”) or legal opinion from legal counsel has been requested, or will be obtained, regarding the U.S. federal income tax consequences of the acquisition, ownership or disposition of Common Shares. This summary is not binding on the IRS, and the IRS is not precluded from taking a position that is different from, or contrary to, the positions taken in this summary. In addition, because the authorities on which this summary is based are subject to various interpretations, the IRS and the U.S. courts could disagree with one or more of the conclusions described in this summary.

This summary is based on the U.S. Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations (whether final, temporary, or proposed) promulgated thereunder, published rulings of the IRS, published administrative positions of the IRS, the current provisions of the Convention between Canada and the United States with respect to Taxes on Income and on Capital of 1980, as amended (the “Canada-U.S. Tax Convention”), and U.S. court decisions that are applicable, and, in each case, as in effect and available, as of the date of this document. Any of the authorities on which this summary is based could be changed in a material and adverse manner at any time, and any such change could be applied on a retroactive or prospective basis, which could affect the U.S. federal income tax considerations described in this summary. Except as provided herein, this summary does not discuss the potential effects, whether adverse or beneficial, of any proposed legislation that, if enacted, could be applied on a retroactive or prospective basis.

U.S. Holders

For purposes of this summary, the term "U.S. Holder" means a beneficial owner of Common Shares that is for U.S. federal income tax purposes:

  an individual who is a citizen or resident of the United States;
  a corporation organized under the laws of the United States, any state thereof or the District of Columbia;
  an estate the income of which is subject to U.S. federal income taxation regardless of its source; or
  a  trust that (1) is subject to the primary supervision of a court within the United States and the control of one or more U.S. persons for all substantial decisions or (2) has a valid election in effect under applicable Treasury Regulations to be treated as a U.S. person.

U.S. Holders Subject to Special U.S. Federal Income Tax Rules Not Addressed

This summary does not address the U.S. federal income tax considerations applicable to U.S. Holders that are subject to special provisions under the Code, including, but not limited to U.S. Holders that: (a) are tax-exempt organizations, qualified retirement plans, individual retirement accounts, or other tax-deferred accounts; (b) are banks, financial institutions, underwriters, insurance companies, real estate investment trusts, or regulated investment companies; (c) are broker-dealers, dealers, or traders in securities or currencies that elect to apply a mark-to-market accounting method; (d) have a “functional currency” other than the U.S. dollar; (e) own Common Shares as part of a straddle, hedging transaction, conversion transaction, constructive sale, or other integrated transaction; (f) acquire Common Shares in connection with the exercise or cancellation of employee stock options or otherwise as compensation for services; (g) hold Common Shares other than as a capital asset within the meaning of Section 1221 of the Code (generally, property held for investment purposes); (h)  are subject to special tax accounting rules with respect to Common Shares; (i) are partnerships or other “pass-through” entities (and partners or other owners thereof); (j) are S corporations (and shareholders thereof); (k) are U.S. expatriates or former long-term residents of the United States; (l) hold Common Shares in connection with a trade or business, permanent establishment, or fixed base outside the United States; or (m) own or have owned or will own (directly, indirectly, or by attribution) 10% or more of the total combined voting power or value of the Company’s outstanding shares. U.S. Holders that are subject to special provisions under the Code, including, but not limited to, U.S. Holders described immediately above, should consult their own tax advisors regarding the U.S. federal, U.S. state and local, and non-U.S. tax consequences relating to the acquisition, ownership and disposition of Common Shares.

If an entity or arrangement that is classified as a partnership (or other pass-through entity) for U.S. federal income tax purposes holds Common Shares, the U.S. federal income tax consequences to such entity or arrangement and the partners (or other owners or participants) of such entity or arrangement generally will depend on the activities of the entity or arrangement and the status of such partners (or owners or participants). This summary does not address the tax consequences to any such partner (or owner or participant). Partners (or other owners or participants) of entities or arrangements that are classified as partnerships or as other pass-through entities for U.S. federal income tax purposes should consult their own tax advisors regarding the U.S. federal income tax consequences arising from and relating to the acquisition, ownership and disposition of Common Shares.

Passive Foreign Investment Company Rules

If the Company were to constitute a “passive foreign investment company” or “PFIC” within the meaning of Section 1297(a) of the Code (a “PFIC”) for any year during a U.S. Holder’s holding period, then certain potentially adverse rules would affect the U.S. federal income tax considerations applicable to such  U.S. Holder resulting from the acquisition, ownership and disposition of Common Shares. The Company believes that it was not a PFIC for its most recently completed tax year. The Company’s anticipated PFIC status for its current tax year and future tax years is uncertain and may depend on, among other things, how quickly the Company may raise cash pursuant to various offerings, the manner in which, and how quickly, the Company utilizes its cash on hand and the cash proceeds received from such offerings, the business conducted by the Company going forward and the assets held by the Company in connection with such business, as well as on changes in the market value of the Common Shares.  No opinion of legal counsel or ruling from the IRS concerning its status as a PFIC has been obtained or is currently planned to be requested. The determination of whether any corporation was, or will be, a PFIC for a tax year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether any corporation will be a PFIC for any tax year depends on the assets and income of such corporation over the course of each such tax year and, as a result, the Company’s PFIC status, and the PFIC status of any of the Company’s subsidiaries, for the current tax year or any future tax year cannot be predicted with certainty as of the date of this document. Accordingly, there can be no assurance that the IRS will not challenge any determination made by the Company or any of its subsidiaries concerning its PFIC status. If the Company is a PFIC for any tax year during which a U.S. Holder holds Common Shares, the Company will continue to be treated as a PFIC with respect to such U.S. Holder, regardless of whether the Company ceases to be a PFIC in one or more subsequent tax years. Each U.S. Holder should consult its own tax advisors regarding the PFIC status of the Company and each of its subsidiaries.

In addition, in any year in which the Company is classified as a PFIC, a U.S. Holder will be required to file an annual report with the IRS containing such information as Treasury Regulations and/or other IRS guidance may require. In addition to penalties, a failure to satisfy such reporting requirements may result in an extension of the time period during which the IRS can assess a tax. U.S. Holders should consult their own tax advisors regarding the requirements of filing such information returns under these rules, including the requirement to file an IRS Form 8621 annually.

The Company generally will be a PFIC if, for a tax year, (a) 75% or more of its gross income is passive income (the "PFIC income test") or (b) 50% or more of the value of its assets either produce passive income or are held for the production of passive income, based on the quarterly average of the fair market value of such assets (the "PFIC asset test"). "Gross income" generally includes all sales revenues less the cost of goods sold, plus income from investments and from incidental or outside operations or sources, and "passive income" generally includes, for example, dividends, interest, certain rents and royalties, certain gains from the sale of stock and securities, and certain gains from commodities transactions. Active business gains arising from the sale of commodities generally are excluded from passive income if substantially all of a foreign corporation's commodities are stock in trade or other inventory, depreciable property used in its trade or business, or supplies regularly used or consumed in the ordinary course of its trade or business, and certain other requirements are satisfied.

For purposes of the PFIC income test and PFIC asset test described above, if the Company owns, directly or indirectly, 25% or more of the total value of the outstanding shares of another corporation, the Company will be treated as if it (a) held a proportionate share of the assets of such other corporation and (b) received directly a proportionate share of the income of such other corporation. In addition, for purposes of the PFIC income test and PFIC asset test described above, and assuming certain other requirements are met, “passive income” does not include certain interest, dividends, rents, or royalties that are received or accrued by the Company from certain “related persons” (as defined in Section 954(d)(3) of the Code), to the extent such items are properly allocable to the income of such related person that is not passive income.

Under certain attribution rules, if the Company is a PFIC, U.S. Holders will generally be deemed to own their proportionate share of the Company’s direct or indirect equity interest in any company that is also a PFIC (a “Subsidiary PFIC”), and will generally be subject to U.S. federal income tax under the default rules of Section 1291 of the Code discussed below on their proportionate share of (a) any “excess distributions,” as described below, on the stock of a Subsidiary PFIC and (b) a disposition or deemed disposition of the stock of a Subsidiary PFIC by the Company or another Subsidiary PFIC, both as if such U.S. Holders directly held the shares of such Subsidiary PFIC. In addition, U.S. Holders may be subject to U.S. federal income tax on any indirect gain realized on the stock of a Subsidiary PFIC on the sale or disposition of Common Shares. Accordingly, U.S. Holders should be aware that they could be subject to tax under the PFIC rules even if no distributions are received and no redemptions or other dispositions of Common Shares are made.

Default PFIC Rules Under Section 1291 of the Code

If the Company is a PFIC for any tax year during which a U.S. Holder owns Common Shares, the U.S. federal income tax consequences to such U.S. Holder of the acquisition, ownership and disposition of Common Shares will depend on whether and when such U.S. Holder makes elections to treat the Company and each Subsidiary PFIC, if any, as a “qualified electing fund”  (a “QEF”) under Section 1295 of the Code (a “QEF Election”) or makes a mark-to-market election under Section 1296 of the Code (a “Mark-to-Market Election”) with respect to its Common Shares. A U.S. Holder that does not make either a QEF Election or a Mark-to-Market Election will be referred to in this summary as a “Non-Electing U.S. Holder.”

A Non-Electing U.S. Holder will be subject to the default rules of Section 1291 of the Code described below with respect to: (a) any gain recognized on the sale or other taxable disposition of Common Shares; and (b) any “excess distribution” received on the Common Shares. A distribution generally will be an “excess distribution” to the extent that such distribution (together with all other distributions received in the current tax year) exceeds 125% of the average distributions received during the three preceding tax years (or during a U.S. Holder’s holding period for the Common Shares, if shorter).

Under Section 1291 of the Code, if the Company were to constitute a PFIC during a Non-Electing U.S. Holder’s holding period of Common Shares, any gain recognized on the sale or other taxable disposition of Common Shares (including an indirect disposition of the stock of any Subsidiary PFIC), and any “excess distribution” received on Common Shares or a distribution by a Subsidiary PFIC to its shareholder that is deemed to be received by a U.S. Holder, must be ratably allocated to each day in a Non-Electing U.S. Holder’s holding period for the respective Common Shares. The amount of any such gain or excess distribution allocated to the tax year of disposition or distribution of the excess distribution and to years before the entity became a PFIC, if any, would be taxed as ordinary income (and not eligible for certain preferential rates). The amounts allocated to any other tax year would be subject to U.S. federal income tax at the highest tax rate applicable to ordinary income in each such year, and an interest charge would be imposed on the tax liability for each such year, calculated as if such tax liability had been due in each such year. A Non-Electing U.S. Holder that is not a corporation must treat any such interest paid as “personal interest,” which is not deductible.

If the Company is a PFIC for any tax year during which a Non-Electing U.S. Holder owns Common Shares and, the Company ceases to be a PFIC, a Non-Electing U.S. Holder may terminate ongoing deemed PFIC status with respect to its Common Shares by electing to recognize gain (which will be taxed under the default rules of Section 1291 of the Code discussed above), but not loss, as if Common Shares were sold on the last day of the last tax year for which the Company was a PFIC.

QEF Election

A U.S. Holder that makes a timely and effective QEF Election for the first tax year in which its holding period of its Common Shares begins generally will not be subject to the default rules of Section 1291 of the Code discussed above with respect to its Common Shares. A U.S. Holder that makes a timely and effective QEF Election will be subject to U.S. federal income tax on such U.S. Holder’s pro rata share of (a) the Company’s net capital gain, which will be taxed as long-term capital gain to such U.S. Holder, and (b) the Company’s ordinary earnings, which will be taxed as ordinary income to such U.S. Holder. Generally, “net capital gain” is the excess of (a) net long-term capital gain over (b) net short-term capital loss, and “ordinary earnings” are the excess of (a) “earnings and profits” over (b) net capital gain. A U.S. Holder that makes a QEF Election will be subject to U.S. federal income tax on such amounts for each tax year in which the Company is a PFIC, regardless of whether such amounts are actually distributed to such U.S. Holder by the Company. However, for any tax year in which the Company is a PFIC and has no net income or gain, U.S. Holders that have made a QEF Election would not have any income inclusions as a result of the QEF Election. If a U.S. Holder that made a QEF Election has an income inclusion, such a U.S. Holder may, subject to certain limitations, elect to defer payment of current U.S. federal income tax on such amounts, subject to an interest charge. If such U.S. Holder is not a corporation, any such interest paid will be treated as “personal interest,” which is not deductible.

A U.S. Holder that makes a timely and effective QEF Election with respect to the Company generally (a) may receive a tax-free distribution from the Company to the extent that such distribution represents the Company’s “earnings and profits” as computed in accordance with U.S. federal income tax principles, that were previously included in income by the U.S. Holder because of such QEF Election and (b) will adjust such U.S. Holder’s tax basis in the Common Shares to reflect the amount included in income or allowed as a tax-free distribution because of such QEF Election. In addition, a U.S. Holder that makes a QEF Election generally will recognize capital gain or loss on the sale or other taxable disposition of Common Shares.

The procedure for making a QEF Election, and the U.S. federal income tax consequences of making a QEF Election, will depend on whether such QEF Election is timely. A QEF Election will be treated as “timely” for purposes of avoiding the default PFIC rules discussed above if such QEF Election is made for the first year in the U.S. Holder’s holding period for the Common Shares in which the Company was a PFIC. A U.S. Holder may make a timely QEF Election by filing the appropriate QEF Election documents at the time such U.S. Holder files a U.S. federal income tax return for such year. If a U.S. Holder does not make a timely and effective QEF Election for the first year in the U.S. Holder’s holding period for the Common Shares, the U.S. Holder may still be able to make a timely and effective QEF Election in a subsequent year if such U.S. Holder meets certain requirements and makes a “purging” election to recognize gain (which will be taxed under the default rules of Section 1291 of the Code discussed above) as if such Common Shares were sold for their fair market value on the day the QEF Election is effective. If a U.S. Holder makes a QEF Election but does not make a “purging” election to recognize gain as discussed in the preceding sentence, then such U.S. Holder will be subject to the QEF Election rules and will continue to be subject to tax under the default rules of Section 1291 discussed above with respect to its Common Shares. If a U.S. Holder owns PFIC stock indirectly through another PFIC, separate QEF Elections must be made for the PFIC in which the U.S. Holder is a direct shareholder and the Subsidiary PFIC for the QEF rules to apply to both PFICs.

A QEF Election will apply to the tax year for which such QEF Election is timely made and to all subsequent tax years, unless such QEF Election is invalidated or terminated or the IRS consents to revocation of such QEF Election. If a U.S. Holder makes a QEF Election and, in a subsequent tax year, the Company ceases to be a PFIC, the QEF Election will remain in effect (although it will not be applicable) during those tax years in which the Company is not a PFIC. Accordingly, if the Company becomes a PFIC again in a later tax year, the QEF Election will still be effective and the U.S. Holder will be subject to the QEF rules described above during any subsequent tax year in which the Company qualifies as a PFIC.

A U.S. Holder makes a QEF Election by attaching a completed IRS Form 8621, including a PFIC Annual Information Statement, to a timely filed United States federal income tax return. However, if the Company does not provide the required information with regard to the Company or any of its Subsidiary PFICs, U.S. Holders will not be able to make a QEF Election for such entity and will continue to be subject to the default rules of Section 1291 of the Code discussed above that apply to Non-Electing U.S. Holders with respect to the taxation of gains and excess distributions.

U.S. Holders should be aware that there can be no assurances that the Company will satisfy the record keeping requirements that apply to a QEF, or that the Company will supply U.S. Holders with information that such U.S. Holders are required to report under the QEF rules, in the event the Company is a PFIC. Thus, U.S. Holders may not be able to make a QEF Election with respect to the Company or any Subsidiary PFIC. Each U.S. Holder should consult its own tax advisors regarding the availability of, and procedure for making, a QEF Election.

Mark-to-Market Election

A U.S. Holder may make a Mark-to-Market Election with respect to its Common Shares only if the Common Shares are marketable stock. The Common Shares generally will be “marketable stock” if the Common Shares are regularly traded on (a) a national securities exchange that is registered with the SEC, (b) the national market system established pursuant to section 11A of the Exchange Act, or (c) a foreign securities exchange that is regulated or supervised by a governmental authority of the country in which the market is located, provided that (i) such foreign exchange has trading volume, listing, financial disclosure, and surveillance requirements, and meets other requirements and the laws of the country in which such foreign exchange is located, together with the rules of such foreign exchange, ensure that such requirements are actually enforced and (ii) the rules of such foreign exchange effectively promote active trading of listed stocks. If such stock is traded on such a qualified exchange or other market, such stock generally will be considered “regularly traded” for any calendar year during which such stock is traded, other than in de minimis quantities, on at least 15 days during each calendar quarter. Each U.S. Holder should consult its own tax advisor in this matter.

A U.S. Holder that makes a timely and effective Mark-to-Market Election with respect to its Common Shares generally will not be subject to the default rules of Section 1291 of the Code discussed above with respect to such Common Shares. However, if a U.S. Holder does not make a Mark-to-Market Election beginning in the first tax year of such U.S. Holder’s holding period for the Common Shares for which the Company is a PFIC (and such U.S. Holder has not made a timely QEF Election), the default rules of Section 1291 of the Code discussed above will apply to certain dispositions of, and distributions on, the Common Shares.

A U.S. Holder that makes a timely and effective Mark-to-Market Election will include in ordinary income, for each tax year in which the Company is a PFIC, an amount equal to the excess, if any, of (a) the fair market value of the Common Shares, as of the close of such tax year over (b) such U.S. Holder’s adjusted tax basis in such Common Shares. A U.S. Holder that makes a Mark-to-Market Election will be allowed a deduction in an amount equal to the excess, if any, of (a) such U.S. Holder’s adjusted tax basis in the Common Shares, over (b) the fair market value of such Common Shares (but only to the extent of the net amount of previously included income as a result of the Mark-to-Market Election for prior tax years).

A U.S. Holder that makes a timely and effective Mark-to-Market Election generally also will adjust such U.S. Holder’s tax basis in the Common Shares to reflect the amount included in gross income or allowed as a deduction because of such Mark-to-Market Election. In addition, upon a sale or other taxable disposition of Common Shares, a U.S. Holder that makes a Mark-to-Market Election will recognize ordinary income or ordinary loss (not to exceed the excess, if any, of (a) the amount included in ordinary income because of such Mark-to-Market Election for prior tax years over (b) the amount allowed as a deduction because of such Mark-to-Market Election for prior tax years). Losses that exceed this limitation are subject to the rules generally applicable to losses provided in the Code and Treasury Regulations.

A U.S. Holder makes a Mark-to-Market Election by attaching a completed IRS Form 8621 to a timely filed U.S. federal income tax return. A timely Mark-to-Market Election applies to the tax year for which such Mark-to-Market Election is made and to each subsequent tax year, unless the Common Shares cease to be “marketable stock” or the IRS consents to revocation of such election. Each U.S. Holder should consult its own tax advisors regarding the availability of, and procedure for making, a Mark-to-Market Election.

Although a U.S. Holder may be eligible to make a Mark-to-Market Election with respect to the Common Shares, no such election may be made with respect to the stock of any Subsidiary PFIC that a U.S. Holder is treated as owning if such stock is not itself marketable stock. Hence, the Mark-to-Market Election would not be effective to alter the default PFIC rules of Section 1291 of the Code described above with respect to deemed dispositions of Subsidiary PFIC stock or excess distributions from a Subsidiary PFIC to its shareholder.

Other PFIC Rules

Under Section 1291(f) of the Code, the IRS has issued proposed Treasury Regulations that, subject to certain exceptions, would cause a U.S. Holder that has not made a timely QEF Election to recognize gain (but not loss) upon certain transfers of Common Shares that would otherwise be tax-deferred (e.g., gifts and exchanges pursuant to corporate reorganizations) in the event that the Company is a PFIC during such U.S. Holder’s holding period for the relevant shares. However, the specific U.S. federal income tax consequences to a U.S. Holder may vary based on the manner in which Common Shares are transferred.

If finalized in their current form, the proposed Treasury Regulations applicable to PFICs would be effective for transactions occurring on or after April 1, 1992.  Because the proposed Treasury Regulations have not yet been adopted in final form, they are not currently effective, and there is no assurance that they will be adopted in the form and with the effective date proposed. Nevertheless, the IRS has announced that, in the absence of final Treasury Regulations, taxpayers may apply reasonable interpretations of the Code provisions applicable to PFICs and that it considers the rules set forth in the proposed Treasury Regulations to be reasonable interpretations of those Code provisions. The PFIC rules are complex, and the implementation of certain aspects of the PFIC rules requires the issuance of Treasury Regulations which in many instances have not been promulgated and which, when promulgated, may have retroactive effect. U.S. Holders should consult their own tax advisors about the potential applicability of the proposed Treasury Regulations.

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

In addition, a U.S. Holder who acquires Common Shares from a decedent generally will not receive a “step up” in tax basis of such Common Shares to fair market value unless such decedent had a timely and effective QEF Election in place.

Special rules also apply to the amount of foreign tax credit that a U.S. Holder may claim on a distribution from a PFIC. Subject to such special rules, foreign taxes paid with respect to any distribution in respect of stock in a PFIC are generally eligible for the foreign tax credit. The rules relating to distributions by a PFIC and their eligibility for the foreign tax credit are complicated, and each U.S. Holder should consult with its own tax advisors regarding the availability of the foreign tax credit with respect to distributions by a PFIC.

The PFIC rules are complex, and each U.S. Holder should consult its own tax advisors regarding the PFIC rules (including the applicability and advisability of a QEF Election or Mark-to-Market Election) and how the PFIC rules may affect the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

General Rules Applicable to the Ownership and Disposition of Common Shares

The following discussion is subject, in its entirety, to the rules described above under the heading "Passive Foreign Investment Company Rules".

Distributions on Common Shares

A U.S. Holder that receives a distribution, including a constructive distribution, with respect to a Common Share will be required to include the amount of such distribution in gross income as a dividend (without reduction for any Canadian income tax withheld from such distribution) to the extent of the Company’s current and accumulated “earnings and profits”, as computed in accordance with U.S. federal income tax principles. To the extent that a distribution exceeds the Company’s current and accumulated “earnings and profits”, such distribution will be treated first as a tax-free return of capital to the extent of the U.S. Holder’s adjusted tax basis in the Common Shares and thereafter as gain from the sale or exchange of such Common Shares. (See “Sale or Other Taxable Disposition of Common Shares” below). However, the Company does not intend to maintain calculations of its earnings and profits in accordance with U.S. federal income tax principles, and each U.S. Holder therefore should assume that any distribution by the Company with respect to the Common Shares will constitute ordinary dividend income. Dividends received on Common Shares by corporate U.S. Holders generally will not be eligible for the “dividends received deduction”. Subject to applicable limitations and provided the Company is eligible for the benefits of the Canada-U.S. Tax Convention or the Common Shares are readily tradable on a United States securities market, dividends paid by the Company to non-corporate U.S. Holders, including individuals, generally will be eligible for the preferential tax rates applicable to long-term capital gains for dividends, provided certain holding period and other conditions are satisfied, including that the Company not be classified as a PFIC in the tax year of distribution or in the preceding tax year. A dividend generally will be taxed to a U.S. Holder at ordinary income tax rates (rather than preferential rates for qualified dividend income to the extent otherwise applicable) if the Company is a PFIC for the tax year of such distribution or was a PFIC for the preceding tax year. The dividend rules are complex, and each U.S. Holder should consult its own tax advisors regarding the application of such rules.

Sale or Other Taxable Disposition of Common Shares

Upon the sale or other taxable disposition of Common Shares, a U.S. Holder generally will recognize capital gain or loss in an amount equal to the difference, if any, between (a) the U.S. dollar value of any cash received plus the fair market value of any property received and (b) such U.S. Holder’s adjusted tax basis in such Common Shares sold or otherwise disposed of. A U.S. Holder’s initial tax basis in Common Shares generally will be such U.S. Holder’s U.S. dollar cost for such Common Shares. Gain or loss recognized on such sale or other disposition generally will be long-term capital gain or loss if, at the time of the sale or other taxable disposition, the Common Shares have been held for longer than one year.

Preferential tax rates currently apply to long-term capital gain of a U.S. Holder that is an individual, estate, or trust. There are currently no preferential tax rates for long-term capital gain of a U.S. Holder that is a corporation. Deductions for capital losses are subject to significant limitations under the Code.

Receipt of Foreign Currency

The amount of any distribution paid to a U.S. Holder in foreign currency, or payment received in foreign currency on the sale, exchange or other taxable disposition of Common Shares, generally will be equal to the U.S. dollar value of such foreign currency based on the exchange rate applicable on the date of receipt or, if applicable, the date of settlement if the Common Shares are traded on an established securities market (regardless of whether such foreign currency is converted into U.S. dollars at that time). If the foreign currency received is not converted into U.S. dollars on the date of receipt, a U.S. Holder will have a tax basis in the foreign currency equal to its U.S. dollar value on the date of receipt. Any U.S. Holder who converts or otherwise disposes of the foreign currency after the date of receipt may have a foreign currency exchange gain or loss that would be treated as ordinary income or loss, and generally will be U.S. source income or loss for foreign tax credit purposes. Different rules apply to U.S. Holders who use the accrual method of tax accounting. Each U.S. Holder should consult its own U.S. tax advisors regarding the U.S. federal income tax consequences of receiving, owning, and disposing of foreign currency.

Foreign Tax Credit

Dividends paid on the Common Shares will be treated as foreign-source income, and generally will be treated as “passive category income” or “general category income” for U.S. foreign tax credit purposes. Any gain or loss recognized on a sale or other disposition of Common Shares generally will be U.S.-source gain or loss. Certain U.S. Holders that are eligible for the benefits of the Canada-U.S. Tax Convention may elect to treat such gain or loss as Canadian-source gain or loss for U.S. foreign tax credit purposes. The Code applies various complex limitations on the amount of foreign taxes that may be claimed as a credit by U.S. taxpayers. In addition, Treasury Regulations that apply to foreign taxes paid or accrued (the “Foreign Tax Credit Regulations”) impose additional requirements for Canadian withholding taxes to be eligible for a foreign tax credit, and there can be no assurance that those requirements will be satisfied. The Treasury Department has released guidance temporarily pausing the application of certain of the Foreign Tax Credit Regulations.

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

Information Reporting and Backup Withholding

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

Payments made within the United States or by a U.S. payor or U.S. middleman, of dividends on, and proceeds arising from the sale or other taxable disposition of Common Shares will generally be subject to information reporting and backup withholding tax, currently at a rate of 24%, if a U.S. Holder (a) fails to furnish such U.S. Holder’s correct U.S. taxpayer identification number (generally on IRS Form W-9), (b) furnishes an incorrect U.S. taxpayer identification number, (c) is notified by the IRS that such U.S. Holder has previously failed to properly report items subject to backup withholding tax, or (d) fails to certify, under penalty of perjury, that such U.S. Holder has furnished its correct U.S. taxpayer identification number and that the IRS has not notified such U.S. Holder that it is subject to backup withholding tax. However, certain exempt persons, such as U.S. Holders that are corporations, generally are excluded from these information reporting and backup withholding rules. Backup withholding is not an additional tax. Any amounts withheld under the U.S. backup withholding tax rules generally will be allowed as a credit against a U.S. Holder’s U.S. federal income tax liability, if any, or will be refunded, if such U.S. Holder furnishes required information to the IRS in a timely manner.

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

ITEM 6. [Reserved].

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") of the Company should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2025, and the accompanying notes thereto (the "Financial Statements") included in this Annual Report, which have been prepared in accordance with U.S. GAAP. Amounts are expressed in United States dollars ("$" or "USD") unless otherwise stated to be in Euro ("€"). Amounts stated in foreign currencies include approximate USD amounts based on exchange rates on December 31, 2025. Variance, ratio, and percentage changes in this MD&A are based on unrounded numbers. This MD&A reports the Company's activities through December 31, 2025, unless otherwise indicated. All share-related information presented in this section gives effect to the Share Consolidation.

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

Overview of our Business

The Company is the first and largest decentralized AI treasury company that is investing in the future of AI infrastructure through strategic ownership in 0G Tokens. The Company is an AI infrastructure company that has created an open and decentralized AI network fueled by the 0G Token.

The Company is a global pharmaceutical distributor through its wholly owned subsidiary Phatebo. Based in Germany, Phatebo is a wholesale pharmaceutical distribution company with import and export capabilities of a wide range of pharmaceutical goods and medical products to treat a variety of health indications, including drugs related to cancer therapies, ADHD, multiple sclerosis and anti-depressants, among others. Phatebo is focused on distributing pharmaceutical products within 28 countries globally, primarily in Europe, but also with sales to Asia, Latin America, and North America. Additionally, the Phatebo warehouse provides a logistics outpost for ZeroStack's growing product portfolio and distribution network within the European Union. On September 20, 2025, ZeroStack entered into an agreement for the disposition of certain components of our existing hemp and cannabis business, as described below under the header "Sale of Legacy Hemp and Cannabis Business."

Cryptocurrency Treasury Strategy

On May 2, 2025, the Company entered into the May 2025 Securities Purchase Agreement with the May 2025 Investors in connection with the issuance and sale by the Company to the May 2025 Investors in the May 2025 Private Placement of an aggregate of 80,340 May 2025 Common Shares at a purchase price of $11.70 per share and 18,642 May 2025 Pre-funded Warrants at a purchase price of $11.6961 per warrant, each to purchase one May 2025 Pre-funded Warrant Share which were immediately exercisable and expire when exercised in full, at an exercise price of $0.0039 per share.

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

On September 19, 2025, the Company entered into securities purchase agreements with certain investors pursuant to which the Company agreed to sell and issue the following securities in private placement offerings (collectively, the "PIPE Offering"): (i) 116,340 common share units ("PIPE Common Share Units") at a unit price of $25.19, payable in cash, for aggregate gross proceeds of $2.9 million, with each unit consisting of one common share ("PIPE Common Share") and 0.2 of a warrant, with each full warrant to purchase one common share at an exercise price of $25.19 ("PIPE Warrant"); (ii) 419,975 pre-funded warrant units ("PIPE Pre-Funded Warrant Units") at a unit price of $25.1899, payable in cash, for aggregate gross proceeds of $10.6 million, with each unit consisting of one pre-funded warrant to purchase one common share at an exercise price of $0.0001 ("PIPE Pre-Funded Warrant") and 0.2 of a PIPE Warrant; (iii) 8,546,955 PIPE Pre-Funded Warrants at a unit price of $25.1899, payable in 71,766,135 0G Tokens; and (iv) an unsecured convertible note in an aggregate original principal amount of 95,333 Solana (the "PIPE Note").

On September 26, 2025, in connection with the closing of the PIPE Offering, the Company issued 116,340 PIPE Common Share Units and 419,975 PIPE Pre-Funded Warrant Units for aggregate gross cash proceeds of $13.5 million, and 2,592,212 PIPE Pre-Funded Warrants for 21,766,135 0G Tokens, valued at $54.7 million on the issuance date. The remaining 5,954,473 PIPE Pre-Funded Warrant Units were issued on October 9, 2025, for 50,000,000 0G Tokens. The PIPE Note was issued on October 24, 2025, at which date the original principal amount of 95,333 Solana was received.

On September 19, 2025, the Company entered into an agreement with Zero Gravity pursuant to which the Company agreed to (i) borrow 50,000,000 0G Tokens from Zero Gravity under the Loan Agreement, and (ii) issue to Zero Gravity in a private placement offering 1,786,423 Loan Agreement Warrants. On September 22, 2025, the Company entered into a securities purchase agreement with Zero Gravity for the issuance of the Zero Gravity Convertible Note that replaced the Loan Agreement and Loan Agreement Warrants, subject to closing. The Zero Gravity Convertible Note was issued on October 23, 2025, at which date the 50,000,000 0G Tokens were received by the Company.

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

In connection with the Cryptocurrency Offering, on October 1, 2025, Mr. Clifford Starke resigned as a director and the Chief Executive Officer of the Company and Mr. Sammy Dorf resigned as the Executive Chairman.

On October 1, 2025, the Board appointed Mr. Daniel Reis-Faria and Michael Heinrich as non-independent directors of the Board, and in connection with their appointments to the Board, Mr. Reis-Faria, was also appointed as the Chief Executive Officer of the Company and Mr. Heinrich was also appointed as Executive Chairman effective October 1, 2025.

September 2025 ATM Offering

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

Subject to the terms and conditions of the Sales Agreement, the Agent will use its commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of Nasdaq, to sell on the Company's behalf all of the Common Shares requested to be sold by the Company. The Company may instruct the Agent not to sell Common Shares if the sales cannot be effected at or above the price designated by the Company in any such instruction. The Company or the Agent may suspend the offering of Common Shares being made through the Agent under the Sales Agreement upon proper notice to the other parties.

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

The Company issued a total of 134,089 Common Shares at an average purchase price of $11.20 per share for gross proceeds of $1.5 million in the year ended December 31, 2025. See Note 26 of the Company's consolidated financial statements for the year ended December 31, 2025 for issuances subsequent to December 31, 2025.

November 2025 Share Purchase Agreement with White Lion

On November 28, 2025, the Company entered into a share purchase agreement (the "ELOC Agreement") with White Lion Capital LLC ("White Lion") pursuant to which White Lion has agreed to purchase from the Company up to an aggregate of $25.0 million of Common Shares from time to time over the term of the ELOC Agreement, which amount may be increased to up to an aggregate of $50.0 million of Common Shares upon mutual agreement by the parties and subject to the satisfaction of certain conditions (the "Total Commitment"). Also, on November 28, 2025, the Company entered into a registration rights agreement with White Lion (the "Registration Rights Agreement"). Pursuant to its obligations under the Registration Rights Agreement, the Company has filed with the SEC the registration statement that includes this prospectus to register the resale under the Securities Act of the Common Shares that may be issued to White Lion pursuant to the Total Commitment under the ELOC Agreement. On December 10, 2025, the Company issued 13,469 Common Shares to White Lion valued at $0.1 million as a commitment fee for the ELOC Agreement.

The Company issued 111,550 Common Shares valued at $0.7 million on December 30, 2025 in connection with the Note Settlement Agreement.

Sale of Legacy Hemp and Cannabis Business

On September 26, 2025, the Company transferred the Transferred Interests to Flora Growth US Holdings LLC, a Florida limited liability company and the Noteholders, in exchange for full satisfaction of the balance receivable under the promissory notes issued by the Company to such Noteholders as part of the Company's acquisition of United on February 4, 2025.

Factors Impacting our Business

Financial results associated with fluctuations in the value of 0G. 0G is a new type of digital asset, which tend to be highly volatile. Although ZeroStack continues to initially record its 0G purchases at cost, upon adoption of ASU 2023-08 on January 1, 2025, any subsequent increases or decreases in fair value are recognized as incurred in the Consolidated Statements of Loss and Comprehensive Loss, and the fair value of the 0G is reflected within the Consolidated Statement of Financial Position each reporting period-end. Due to the volatility of 0G, and the Company's substantial holdings of 0G, ZeroStack expects changes in the market value of 0G to materially impact our results.

Risks associated with 0G. 0G is a digital asset, which is a novel asset class that is subject to significant legal, commercial, regulatory and technical uncertainty. Holding 0G does not generate any cash flows and involves custodial fees and other costs. Additionally, the price of digital assets has historically experienced significant price volatility, and a significant decrease in the price of 0G would adversely affect the Company's financial condition and results of operations. ZeroStack's strategy of acquiring and holding 0G also exposes it to counterparty risks with respect to the custody of its 0G, cybersecurity risks, and other risks inherent to holding a digital asset. In particular, the Company is subject to the risk that, if its private keys with respect to its digital assets are lost or destroyed or other similar circumstances or events occur, the Company may lose some or all of its digital assets, which could materially adversely affect the Company's financial condition and results of operations. For more information, see "Item 1A. Risk Factors."

Diversification of cashflows. Our sources of cash are currently focused on its pharmaceutical distribution business. Revenues are concentrated primarily in Germany.

Regulatory proficiency and adoption. The markets in which ZeroStack operates are highly regulated and require extensive experience in navigating the associated complexities. We have assembled a team with deep knowledge of the regulatory and governance environments in which the Company operates. Fundamental expertise entails compliance with product approvals, import permits, export permits, distribution licenses and other pertinent licenses.

Public Company Costs

As a public Company we incur substantial annual expenses for, among other things, directors' and officers' liability insurance and additional internal and external costs for investor relations, accounting, audit, legal, and other functions.

Minimum bid price requirement

On February 25, 2025, the Company was notified by Nasdaq that it was not in compliance with the minimum bid price requirement of $1.00 per share for 30 consecutive business days as set forth in Rule 5550(a)(2) of the Nasdaq Listing Rules (the "Minimum Bid Price Requirement"). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days, or until August 25, 2025, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the Company needed to maintain a minimum closing bid price of $1.00 or more for at least 10 consecutive trading days before August 25, 2025, unless Nasdaq Listing Qualifications Department exercised its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

On August 4, 2025, the Company effected a 1-for-39 share consolidation of the Company's issued and outstanding Common Shares, by filing Articles of Amendment to the Company's amended and restated Articles of Incorporation with the Ontario Ministry of Public and Business Service Delivery and Procurement. The Common Shares began trading on a post-share consolidation basis as of the opening of the Nasdaq on August 4, 2025.

From August 4, 2025 through August 18, 2025, a period of 10 consecutive trading days, the closing bid price of the Common Shares was greater than $1.00 per share. Accordingly, on August 19, 2025, the Company received formal notice from Nasdaq that it had regained compliance with the Minimum Bid Price Requirement and that the matter was closed. ZeroStack is now in compliance with all applicable continued listing standards and its Common Shares continue to be listed and traded on Nasdaq.

Minimum Independent Directors Requirement

On August 25, 2025, Harold Wolkin, a director of the Company passed away. Prior to his passing, Mr. Wolkin served as an "Independent Director", as defined in Nasdaq Listing Rule 5605(a)(2) (“Independent Director”), and as a member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. On August 26, 2025, Nasdaq was informed that because of Mr. Wolkin's passing, the Company was no longer in compliance with certain Corporate Governance Requirements as set forth in Nasdaq Listing Rule 5605.

Pursuant to Nasdaq Listing Rule 5605(b)(1), a majority of the Board of a listed company must be comprised of Independent Directors. With Mr. Wolkin's passing, the Board was comprised of only four members, Daniel Reis-Faria, Michael Heinrich, Edward Woo and Manfred Leventhal. Only two of the four, Mr. Woo and Mr. Leventhal, qualified as Independent Directors. Therefore, the Company's Board was no longer comprised of a majority of Independent Directors as required by Nasdaq Listing Rule 5605(b)(1).

On January 6, 2026, the Board unanimously approved by written consent the appointment of Mr. Laurence Zeifman as a director of the Company. Following Mr. Zeifman's appointment, the Board is currently comprised of five members, Daniel Reis-Faria, Michael Heinrich, Edward Woo, Manfred Leventhal and Laurence Zeifman. Three of the five members, Mr. Woo, Mr. Leventhal and Mr. Zeifman, qualify as Independent Directors. Therefore, the Company's Board is now comprised of a majority of Independent Directors. As a result of the foregoing, the Company regained and has maintained compliance with the Board composition requirements of Nasdaq Listing Rule 5605(b)(1).

Audit Committee Requirement

Pursuant to Nasdaq Listing Rule 5605(c)(2)(A), a listed company must have an audit committee of at least three members, each of whom must be an Independent Director and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. With Mr. Wolkin's passing, the Audit Committee was comprised of only two members, Edward Woo and Manfred Leventhal, each of whom meet the independence requirements set forth in Nasdaq Rule 5605(a)(2) and Rule 10-A3(b)(1) of the Exchange Act. Therefore, the Audit Committee was no longer comprised of at least three members meeting the aforementioned independence requirements as required by Nasdaq Listing Rule 5605(c)(2)(A). On January 6, 2026, the Board unanimously approved by written consent the appointment of Mr. Laurence Zeifman as a member of the Audit Committee and the Chair of the Audit Committee. Following Mr. Zeifman’s appointment, the Audit Committee is currently comprised of three members, each of whom being an Independent Director and meeting the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. As a result of the foregoing, the Company regained and has maintained compliance with the audit committee composition requirements of Nasdaq Listing Rule 5605(c)(2)(A).

Compensation Committee Requirement

Pursuant to Nasdaq Listing Rule 5605(d)(2), a listed company must have a compensation committee of at least two members, each of whom must be an Independent Director and meet the criteria for independence set forth in Nasdaq Listing Rule 5605(d)(2)(A). On January 6, 2026, the Board unanimously approved by written consent the appointment of Mr. Laurence Zeifman as a member of the Compensation Committee. Following Mr. Zeifman's appointment, the Compensation Committee is currently comprised of three members, each of whom being an Independent Director and meeting the criteria for independence set forth in Nasdaq Listing Rule 5605(d)(2)(A).

Nominating and Corporate Governance Committee Requirement

Pursuant to Nasdaq Listing Rule 5605(e)(1), director nominees of a listed company must either be selected or recommended for the board's selection by Independent Directors constituting a majority of a board's Independent Directors or a nominations committee comprised solely of independent directors. With Mr. Wolkin's passing, the Nominating and Corporate Governance Committee was comprised of only two members, Edward Woo and Manfred Leventhal, each of whom meet the independence requirements set forth in Nasdaq Rule 5605(a)(2). On January 6, 2026, the Board unanimously approved by written consent the appointment of Mr. Laurence Zeifman as a member of the Nominating and Corporate Governance Committee. Following Mr. Zeifman's appointment, the Nominating and Corporate Governance Committee is currently comprised of three members, each of whom being an Independent Director.

Key Components of Results of Operations

Revenue

The Company primarily generates revenue as a global pharmaceutical distributor through its wholly owned subsidiary Phatebo.

The Company operates its global pharmaceutical distribution business through its subsidiary in Germany.

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

Operating Expenses

The Company's operating expenses are apportioned based on the following categories:

  Loss from changes in fair value of digital assets relate to fluctuations in fair value of the Company's digital assets.
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
  Travel relate to flight, lodging and incidental expenses for attending conferences, events and key business meetings.
  Operating lease represents the cost of the Company's operating leases, primarily consisting of real estate and equipment.
  Depreciation and amortization expense is provided on a straight-line basis over the corresponding assets' estimated useful lives.
  Bad debt expense consists of changes in the provision for the Company's expected credit losses. The Company utilizes a provision matrix to estimate lifetime expected credit losses.
  Asset impairments includes the difference between the fair value and carrying amount of the asset group. An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of an asset group.
  Other expenses (income), net include miscellaneous expenses that do not fit the criteria for recognition in another category.

Non-Operating (Income) Loss

Non-operating (income) loss includes interest income and expenses, foreign exchange (gains) losses, gain on the disposal of Insolvent Entities and changes in financial instrument fair value. Interest is primarily related to the Company's lease liabilities and operating lines of credit. Foreign exchange is largely related to the revaluation of balances denominated in foreign currencies to U.S. dollars. Gain on the disposal of Insolvent Entities includes the difference between the fair value of any consideration received and the carrying values of the net assets of subsidiaries that have been deconsolidated as a result of filing for bankruptcy. Changes in financial instruments fair value pertain to fluctuations in the fair values of the Company's contingent consideration and non-current debt.

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

Results of Operations

The following table sets forth the Company’s consolidated results of operations for the fiscal years ended December 31, 2025 and 2024 (in thousands). The period-to-period comparisons of the Company’s historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The results from the year ended December 31, 2024 have been restated to reflect the sale of the Cannabis Business as discontinued operations.

	For the year ended December 31, 2025	For the year ended December 31, 2024
Revenue	$35,676	$35,865

Gross profit	1,649	2,196
Loss from changes in fair value of digital assets	142,997	-
Consulting and management fees	5,239	3,972
Professional fees	2,602	2,271
Share based compensation	1,208	2,779
General and administrative	1,391	1,929
Travel	274	226
Operating lease	151	102
Depreciation and amortization	23	25
Bad debt	323	-
Asset impairments	46	32
Other expenses (income), net	2,047	(215)
Operating loss	(154,652)	(8,925)
Non-operating (income) expenses	(39,301)	399
Net loss before taxes and discontinued operations	(115,351)	(9,324)
Income tax	59	22
Net loss from continuing operations	(115,410)	(9,346)
Loss from discontinued operations	(4,322)	(6,561)
Net loss for the period	$(119,732)	$(15,907)

Revenue

Revenue totaled $35.7 million and $35.9 million for the year ended December 31, 2025 and 2024, respectively. The revenue for both the years ended December 31, 2025 and 2024 was generated entirely by the Company's Phatebo subsidiary.

Gross Profit

Gross profit totaled $1.6 million and $2.2 million for the years ended December 31, 2025 and 2024, respectively. The decrease was primarily driven by the decreased margins at the Phatebo subsidiary in the year ended December 31, 2025. As a percentage of net sales, or gross margin, the Company reported 5% and 6% for the years ended December 31, 2025 and 2024, respectively.

Operating Expenses

Operating expenses totaled $156.3 million and $11.1 million for the years ended December 31, 2025 and 2024, respectively. The increase in the year ended December 31, 2025 was due to $143.0 million in losses recorded from changes in fair value of digital assets.

Loss from Changes in Fair Value of Digital Assets

Loss from changes in fair value of digital assets totaled $143.0 million and $nil for the years ended December 31, 2025 and 2024, respectively. The loss in the year ended December 31, 2025 is driven by a $138.9 million decrease in the value of the Company’s 0G holdings during the fourth quarter, as well as a $4.8 million decrease in the value of the Solana held by the Company prior to its settlement of the PIPE Note.

Consulting and Management Fees

Consulting and management fees were $5.2 million for the year ended December 31, 2025 compared to $4.0 million for the year ended December 31, 2024. These fees are related to employment and consulting contracts with most of the Company's management, as well as directors. The increase in the year ended December 31, 2025 was due to severance payments to the Company's former Chief Executive Officer.

Professional Fees

Professional fees totaled $2.6 million for the year ended December 31, 2025 compared to $2.3 for the year ended December 31, 2024. These expenses are associated with legal, accounting and audit services.

Share-based Compensation Expenses

Share based compensation expenses totaled $1.2 million for the year ended December 31, 2025 compared to $2.8 million for the year ended December 31, 2024. These expenses represent the amortization of the fair value of share-based payments. The decrease is due to the grants of RSAs to key employees in December 31, 2024 that vested immediately.

General and Administrative Expenses

General and administrative expenses totaled $1.4 million for the year ended December 31, 2025 compared to $1.9 million for the year ended December 31, 2024. The primary expenses included in both periods were filing services and shareholder communications, as well as professional dues and subscriptions. The decrease in the year ended December 31, 2025 was due to reduced marketing expenses.

Travel Expenses

Travel expenses totaled $0.3 million for the year ended December 31, 2025 compared to $0.2 million for the year ended December 31, 2024. These expenses were for various trips related to the subsidiaries and the Company's promotional activities.

Operating Lease Expenses

Operating lease expenses totaled $0.2 million for the year ended December 31, 2025 compared to $0.1 million for the year ended December 31, 2024.

Depreciation and Amortization Expense

Depreciation and amortization expenses totaled less than $0.1 million for both the years ended December 31, 2025 and 2024.

Bad Debt Expense

Bad debt expense totaled $0.3 million for the year ended December 31, 2025 compared to $nil for the year ended December 31, 2024. The amounts reflect the Company's estimate of lifetime expected losses related to outstanding trade receivables. The increase in 2025 was due to a credit loss from a customer in China.

Asset impairments

Asset impairments totaled less than $0.1 million for both the years ended December 31, 2025 and 2024. The Company tests its goodwill and indefinite-lived intangibles for impairment as part of its annual fourth quarter impairment test, and at interim periods when impairment indicators exist.

For asset groups that had indicators of impairment, the Company performed a quantitative analysis as of each interim period to determine if impairment existed by comparing the carrying amount of each asset group to the future undiscounted cash flows the asset group is expected to generate over their remaining lives. This analysis resulted in an impairment of operating lease right of use assets of less than $0.1 million for the year ended December 31, 2025, and an impairment of property, plant and equipment of less than $0.1 million for the year ended December 31, 2024.

Other Expenses (Income), Net

Other expenses totaled $2.0 million for the year ended December 31, 2025 compared to other income of $0.2 million for the year ended December 31, 2024. This expense (income) consists mainly of insurance, repairs and maintenance and royalties partially offset by miscellaneous incomes. Other expenses in the year ended December 31, 2025 was driven by a $1.2 million contingency loss recorded for a legal proceeding brought against Vessel, a former subsidiary of the Company, and the Company on June 2, 2025, as well as increased insurance and repairs and maintenance expenses.

Non-operating Expenses (Income)

The Company realized $39.3 million in non-operating income for the year ended December 31, 2025 compared to $0.4 million in non-operating expense for the year ended December 31, 2024. This expense (income) consists of unrealized losses (gains) from changes in fair value, interest (income) expense and foreign exchange loss. The increased income in the year ended December 31, 2025 was due to a $37.9 million gain from the revaluation of the Zero Gravity Convertible and PIPE Notes, a $1.6 million gain on the settlement of the PIPE Note, and a gain on the disposal of Insolvent Entities. This was partially offset by increased interest expense and losses related to contingent consideration in the year ended December 31, 2025.

Income Tax

The Company recognized $0.1 million in income tax expense for the year ended December 31, 2025 compared to less than $0.1 million in income tax expense for the year ended December 31, 2024. Our effective tax rate during the year ended December 31, 2025 and 2024 was -0.1% and -0.2%, respectively. The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company considers such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The Company continues to believe its deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance remains recorded against net deferred taxes as of December 31, 2025 and 2024.

Loss from Discontinued Operations

Loss from discontinued operations totaled $4.3 million in the year ended December 31, 2025 compared to $6.6 million in the year ended December 31, 2024. The sale of the legacy hemp and cannabis businesses was finalized on September 26, 2025.

Net loss

The Company incurred a net loss of $119.7 million and $15.9 million for the years ended December 31, 2025 and 2024, respectively. The increased net loss in the year ended December 31, 2025 was due to $143.0 million in losses recorded from changes in fair value of digital assets partially offset by $37.9 million in gains from the revaluation of the Zero Gravity Convertible and PIPE Notes.

Liquidity and Capital Resources

Since the Company's inception, we have funded our operations and capital spending through cash flows from product sales and proceeds from the sale of our capital stock. The Company is generating cash from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support our business growth and expansion. While we have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and unaudited condensed interim consolidated statements of cash flows mainly through our legacy hemp and cannabis businesses, we began implementing an expansion strategy focused on identifying and pursuing complementary growth opportunities within the global digital asset market in early 2025. This has resulted in $121.0 million in digital assets on the Company's condensed consolidated balance sheet as of December 31, 2025. Our current, principal sources of liquidity are cash and cash equivalents provided by our operations and prior equity offerings. Cash consists primarily of cash on deposit with banks. Cash was $5.6 million and $5.2 million as of December 31, 2025 and 2024, respectively. As a result of the PIPE Offering that closed on September 26, 2025, the Company believes that its existing sources of liquidity are and will be sufficient in both the short and long term to meet our working capital requirements and future obligations.

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

Cash Flows

The following table sets forth the major components of the Company's condensed consolidated statements of cash flows for the periods presented.

(In thousands of United States dollars)	For the year ended December 31, 2025	For the year ended December 31, 2024
Cash used in operating activities	$(8,676)	$(5,032)
Cash from financing activities	11,348	6,494
Cash (used) from investing activities	(3,458)	203
Effect of exchange rate change	1,159	2
Change in cash during the period	373	1,667
Cash, beginning of period	5,248	4,385
Cash included in assets held for sale	-	(804)
Cash, end of period	$5,621	$5,248

Cash used in Operating Activities

Net cash used in operating activities for the years ended December 31, 2025 and 2024 totaled $8.7 million and $5.0 million, respectively. Cash flows used in operating activities for the year ended December 31, 2025 were due primarily to operating expenses exceeding the gross profit for the year.

Cash flows used in operating activities for the year ended December 31, 2024 were due primarily to operating expenses exceeding the gross profit for the year.

Cash from Financing Activities

Net cash provided from financing activities for the years ended December 31, 2025 and 2024 totaled $11.3 million and $6.5 million, respectively. Cash flows provided from financing activities for the year ended December 31, 2025 were due to the sale of Common Shares in May 2025 and September 2025 as well as net borrowings on the credit facilities in Germany through the Company's Phatebo subsidiary.

Cash flows provided from financing activities for the year ended December 31, 2024 were related to the Company's April 2024 and December 2024 unit offerings (as described below) as well as net borrowings on the credit facilities in Germany through the Company's Phatebo subsidiary (as described below).

Cash (used) from Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 totaled $3.5 million. Cash flows used in investing activities for the year ended December 31, 2025 were primarily due to the net purchases of digital assets.

Net cash from investing activities for the year ended December 31, 2024 totaled $0.2 million. Cash flows from investing activities for the year ended December 31, 2023 were primarily proceeds from the sale of property, plant and equipment.

Working Capital

As of December 31, 2025, we had working capital of $0.1 million. The Company's primary cash flow needs are for the development of its operating activities, administrative expenses and for general working capital to support growing sales with related receivables and payables.

Funding Requirements

Our continued existence is dependent on our ability to generate positive cash flows through synergies within our operations, expanding our production capacity and geographic footprint, exploring strategic partnerships and pursuing accretive acquisitions to supplement our organic growth. We are committed to attaining a level of sustained growth that will effectively offset our overhead costs, thereby paving the path to achieving profitability. We will be required in the future to raise additional capital through either equity or debt financings. To date, we have raised capital through multiple equity offerings. Our equity offerings in 2024 and 2025 are described below.

September 2025 ATM Offering

On September 23, 2025, the Company entered into a Sales Agreement with the Agent pursuant to which the Company may sell from time to time, at its option, Common Shares through the Agent in its capacity as sales agent. The sale of Common Shares, if any, will be made under the Company's Registration Statement, by any method that is deemed to be an "at the market offering" as defined in Rule 415(a)(4) under the Securities Act.

Subject to the terms and conditions of the Sales Agreement, the Agent will use its commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of Nasdaq, to sell on the Company's behalf all of the Common Shares requested to be sold by the Company. The Company may instruct the Agent not to sell Common Shares if the sales cannot be effected at or above the price designated by the Company in any such instruction. The Company or the Agent may suspend the offering of Common Shares being made through the Agent under the Sales Agreement upon proper notice to the other parties.

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

The Company issued a total of 134,089 Common Shares at an average purchase price of $11.20 per share for gross proceeds of $1.5 million in the year ended December 31, 2025. See Note 26 of the Company's consolidated financial statements for the year ended December 31, 2025 for issuances subsequent to December 31, 2025.

November 2025 Share Purchase Agreement with White Lion

On November 28, 2025, the Company entered into the ELOC Agreement with White Lion pursuant to which White Lion has agreed to purchase from the Company up to an aggregate of $25.0 million of Common Shares from time to time over the term of the ELOC Agreement, which amount may be increased to up to an aggregate of $50.0 million of Common Shares upon mutual agreement by the parties and subject to the satisfaction of certain conditions. Also, on November 28, 2025, the Company entered a Registration Rights Agreement with White Lion. Pursuant to its obligations under the Registration Rights Agreement, the Company has filed with the SEC the registration statement that includes this prospectus to register the resale under the Securities Act of the Common Shares that may be issued to White Lion pursuant to the Total Commitment under the ELOC Agreement. On December 10, 2025, the Company issued 13,469 Common Shares to White Lion valued at $0.1 million as a commitment fee for the ELOC Agreement.

The Company issued 111,550 Common Shares valued at $0.7 million on December 30, 2025 in connection with the Note Settlement Agreement.

September 2025 Private Placement

On September 19, 2025, the Company entered into the PIPE Offering pursuant to which the Company agreed to sell and issue the following securities in private placement offerings: (i) 116,340 PIPE Common Share Units at a unit price of $25.19, payable in cash, for aggregate gross proceeds of $2.9 million, with each unit consisting of one PIPE Common Share and 0.2 PIPE Warrants, with each full warrant to purchase one Common Share at an exercise price of $25.19; (ii) 419,975 PIPE Pre-Funded Warrant Units at a unit price of $25.1899, payable in cash, for aggregate gross proceeds of $10.6 million, with each unit consisting of one PIPE Pre-Funded Warrant to purchase one Common Share at an exercise price of $0.0001 and 0.2 of a PIPE Warrant; (iii) 8,546,955 PIPE Pre-Funded Warrants at a unit price of $25.1899, payable in 71,766,135 0G Tokens; and (iv) the PIPE Note in an aggregate original principal amount of 95,333 Solana.

On September 26, 2025, in connection with the closing of the PIPE Offering, the Company issued 116,340 PIPE Common Share Units and 419,975 PIPE Pre-Funded Warrant Units for aggregate gross cash proceeds of $13.5 million, and 2,592,212 PIPE Pre-Funded Warrants for 21,766,135 0G Tokens, valued at $54.7 million on the issuance date. The remaining 5,954,743 PIPE Pre-Funded Warrant Units were issued on October 9, 2025, for 50,000,000 0G Tokens. The PIPE Note was issued on October 24, 2025, at which date the original principal amount of 95,333 Solana was received.

On September 19, 2025, the Company entered into an agreement with Zero Gravity pursuant to which the Company agreed to (i) borrow 50,000,000 0G Tokens from Zero Gravity under the Loan Agreement, and (ii) issue to Zero Gravity in a private placement offering 1,786,423 Loan Agreement Warrants. On September 22, 2025, the Company entered into an agreement with Zero Gravity for the issuance of the Zero Gravity Convertible Note in an aggregate original principal amount of 50,000,000 0G Tokens that replaced the Loan Agreement and Loan Agreement Warrants, subject to closing. The Zero Gravity Convertible Note was issued on October 23, 2025, at which date the 50,000,000 0G Tokens were received by the Company.

May 2025 Private Placement

On May 2, 2025, the Company closed a private placement offering of 80,340 Common Shares at a price of $11.70 per Common Share and 18,642 pre-funded warrants at a price of $11.6961 per warrant for gross proceeds of $1.1 million, of which the Company immediately invested $1.0 million in digital assets.

December 2024 Unit Offerings

In December 2024, we closed a registered direct offering of 73,077 units of the Company at a price of $48.75 per unit for gross proceeds of $3.6 million. Each unit is comprised of one Common Share. We paid $0.8 million in issuance costs relating to this December 2024 unit offering.

Also in December 2024, we sold an aggregate of 10,899 units of the Company at a price of $65.13 per unit for gross proceeds of $0.7 million pursuant to separate subscription agreements entered into between the Company and certain institutional investors. The Common Shares to be issued were offered pursuant to the Company's Offering Statement on Form 1-A, initially filed by the Company with the SEC under the Securities Act, on July 16, 2024, as subsequently amended with the SEC on each of August 7, 2024, October 15, 2024, and November 22, 2024, and most recently qualified by the SEC on November 29, 2024. Each unit is comprised of one Common Share. The Company paid $0.1 million in issuance costs relating to this December 2024 unit offering.

April 2024 Unit Offering

In April 2024, we closed a registered direct offering of 43,590 units of the Company at a price of $74.10 per unit for gross proceeds of $3.2 million. Each unit is comprised of one Common Share of the Company. We paid $0.4 million in issuance costs relating to the April 2024 unit offering.

Debt

In addition to the equity offerings described above, the Company also has access to credit facilities through its Phatebo subsidiary. The credit facilities total €2.4 million with three different German banks and are secured by default guarantees. On December 31, 2025, the outstanding amount was €2.3 million ($2.7 million) and was due within the next 12 months. The credit facilities have interest rates ranging from 5.08% to 10.50% per year and does not have a set maturity date. The interest rate is reset every time a new amount is drawn.

Off-Balance Sheet Arrangements

As of December 31, 2025, the Company did not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on its results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Contractual Obligations

At December 31, 2025, the Company had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

(In thousands of United States dollars)	Total	Less than 1 Year	1 - 3 Years	More than 3 Years
Legal disputes (1)	$1,167	$1,167	$-	$-
Operating lease obligations (2)	513	195	214	104
Debt (3)	53,489	2,722	37	50,730
Total	$55,169	$4,084	$251	$50,834

(1)	See Note 20 of the Company's consolidated financial statements for the year ended December 31, 2025.
(2)	See Note 15 of the Company's consolidated financial statements for the year ended December 31, 2025.
(3)	See Note 14 of the Company's consolidated financial statements for the year ended December 31, 2025.

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

Digital assets

The Company's accounting for digital assets involves significant management judgment and estimation uncertainty. In applying ASC 350-60, Intangibles-Goodwill and Other-Crypto Assets, management evaluates whether digital assets meet the definition of in-scope crypto assets and determines the appropriate accounting treatment. In accordance with ASU 2023-08, qualifying digital assets are measured at fair value, with changes in fair value recognized in earnings each reporting period. Management exercises judgment in identifying the principal market and determining fair value based on observable quoted prices in active markets, including the assessment of market accessibility and liquidity. When observable inputs are not directly available, management evaluates the appropriateness of valuation techniques and assumptions consistent with ASC 820. Additional judgment is required in assessing risks associated with custodial arrangements, including reliance on third-party service providers, as well as in monitoring regulatory, legal, and technological developments that may affect the Company's ability to access or transfer its digital assets.

Debt

The Company applies significant judgment and estimates in determining the fair value of the Zero Gravity Convertible Note. The fair value of the note is not directly observable in the market and, as a result, was determined using a Monte Carlo simulation incorporating Brownian motion. This valuation technique simulates a range of potential outcomes for the Company's common stock price and the price of the 0G Token over the contractual term of the note. The fair value measurement is highly sensitive to key assumptions, including the expected term to maturity of 9.7 years, the closing price of the Company's common stock of $6.26 and the closing price of the 0G Token of $0.98 as of December 31, 2025, the contractual conversion price of $33.34, a discount rate of 21.5%, an assumed risk-free interest rate of 3.84%, an interest rate on the note of 8.0%, and an expected volatility of 101%, which was derived from the historical daily returns of Solana due to limited observable trading history for the 0G Token. Changes in any of these assumptions could result in a materially different fair value measurement. Based on the observability of the inputs used in the valuation, the Zero Gravity Convertible Note was classified as a Level 3 financial instrument within the fair value hierarchy as of December 31, 2025.

The Company applies significant judgment and estimates in determining the fair value of the PIPE Note. As of December 30, 2025, the settlement date, the fair value of the PIPE Note was $13.9 million. Since the fair value of the PIPE Note is not directly observable, the Company estimated fair value using a Monte Carlo simulation incorporating Brownian motion. This valuation technique simulates a range of potential outcomes for the Company’s common stock price and the price of Solana over the contractual term of the note. Significant assumptions used in the valuation include an expected term to maturity of 4.8 years, the closing price of the Company’s common stock of $6.33 and the closing price of Solana of $124.88 as of December 30, 2025, the contractual conversion price of $33.34, a discount rate of 112.9%, an assumed risk-free interest rate of 3.47%, an interest rate on the note of 8.0%, and an expected volatility of 101%, which was derived from the historical daily returns of Solana. Because of a prepayment feature in the PIPE Note, the simulation analysis further considers if the holder would require the Company to prepay the note on either the 1st anniversary or the 2nd anniversary of the issuance date (the "Put Date"). The calculation is based on the higher of: i) the put value at each Put Date (calculated based on the higher of the Solana price or USD equivalent at $240) or ii) the present value of the Note at maturity (either conversion or repayment) plus the present value of forgone interest to the maturity date. The amount for the PIPE Note is measured as a Level 3 fair value financial instrument within the fair value hierarchy as at December 30, 2025.

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

ZeroStack Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of ZeroStack Corp. (formerly Flora Growth Corp.) (the “Company”), as of December 31, 2025 and 2024, and the related consolidated statements of loss and comprehensive loss, changes in shareholders’ equity, and cash flows for the years ended December 31, 2025, and 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of ZeroStack Corp. (formerly Flora Growth Corp.) as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025, and 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
PCAOB ID: 731

February 27, 2026

ZeroStack Corp. (formerly Flora Growth Corp.)
Consolidated Statements of Financial Position
(in thousands of United States dollars, except share amounts which are in thousands of shares)
As at:	December 31, 2025	December 31, 2024
ASSETS
Current
Cash	$5,596	$5,223
Restricted cash	25	25
Trade and amounts receivable, net of $327 allowance ($nil at 2024)	799	1,567
Prepaid expenses and other current assets	323	13
Indemnification receivables	-	4,241
Inventory	1,897	2,239
Current digital assets	76	-
Current assets held for sale	-	6,455
Total current assets	8,716	19,763
Non-current
Property, plant and equipment	128	81
Operating lease right of use assets	386	174
Restricted digital assets	49,000	-
Digital assets	71,950	-
Other assets	55	35
Noncurrent assets held for sale	-	6,174
Total assets	$130,235	$26,227
LIABILITIES
Current
Trade payables	$2,328	$3,572
Contingencies	1,167	4,241
Current portion of debt	2,722	2,080
Current portion of operating lease liability	163	130
Current portion of contingent purchase considerations	-	651
Other accrued liabilities	2,248	1,169
Current liabilities held for sale	-	6,989
Total current liabilities	8,628	18,832
Non-current
Long-term debt	50,767	-
Non-current operating lease liability	279	122
Deferred tax	9	-
Noncurrent liabilities held for sale	-	2,763
Total liabilities	59,683	21,717
SHAREHOLDERS' EQUITY
Share capital, no par value, unlimited authorized, 1,046 issued and outstanding (478 at 2024)	-	-
Additional paid-in capital	348,160	162,871
Accumulated other comprehensive income (loss)	180	(221)
Deficit	(277,788)	(158,140)
Total shareholders' equity	70,552	4,510
Total liabilities and shareholders' equity	$130,235	$26,227

The accompanying notes are an integral part of these consolidated financial statements. Commitments and contingencies - see Note 20.

ZeroStack Corp. (formerly Flora Growth Corp.)
Consolidated Statements of Loss and Comprehensive Loss
(in thousands of United States dollars, except per share amounts which are in thousands of shares)
	For the year ended December 31, 2025	For the year ended December 31, 2024
Revenue	$35,676	$35,865
Cost of sales	34,027	33,669
Gross profit	1,649	2,196
Operating expenses
Loss from changes in fair value of digital assets	142,997	-
Consulting and management fees	5,239	3,972
Professional fees	2,602	2,271
Share based compensation	1,208	2,779
General and administrative	1,391	1,929
Travel	274	226
Bad debt	323	-
Operating lease	151	102
Depreciation and amortization	23	25
Asset impairments	46	32
Other expenses (income), net	2,047	(215)
Total operating expenses	156,301	11,121
Operating loss	(154,652)	(8,925)
Interest expense, net	199	139
Foreign exchange (income) loss	(41)	462
Gain on disposal of Insolvent Entities	(1,119)	-
Changes in financial instruments fair value	(38,340)	(202)
Net loss before income taxes and discontinued operations	(115,351)	(9,324)
Income tax expense	59	22
Net loss from continuing operations	(115,410)	(9,346)
Loss from discontinued operations, net of taxes	(4,322)	(6,561)
Net loss for the year	$(119,732)	$(15,907)
Basic loss per share from continuing operations	$(41.92)	$(29.39)
Diluted loss per share from continuing operations	$(41.92)	$(29.39)
Basic loss per share attributable to ZeroStack Corp.	$(43.49)	$(50.02)
Diluted loss per share attributable to ZeroStack Corp.	$(43.49)	$(50.02)

Weighted average number of common shares outstanding - basic	2,753	318
Weighted average number of common shares outstanding - diluted	2,753	318

Comprehensive loss:
Net loss	$(119,732)	$(15,907)
Derecognition of equity related to Insolvent Entities, net of income taxes of $nil ($nil in 2024)	(595)	-
Derecognition of equity related to discontinued operations, net of income taxes of $nil ($nil in 2024)	489	-
Foreign currency translation, net of income taxes of $nil ($nil in 2024)	507	(81)
Comprehensive loss attributable to ZeroStack Corp.	$(119,331)	$(15,988)

The accompanying notes are an integral part of these consolidated financial statements.

ZeroStack Corp. (formerly Flora Growth Corp.)
Consolidated Statement of Shareholders' Equity
For the Years Ended December 31, 2025 and 2024
(in thousands of United States dollars, except share amounts which are in thousands of shares)
	Common shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Deficit	Shareholders' equity
	#
Balance, December 31, 2023	232	$-	$149,093	$(140)	$(142,549)	$6,404

Common stock offerings	128	-	7,502	-	-	7,502
Common stock offering issuance costs	-	-	(1,205)	-	-	(1,205)
Equity issued for business combinations	85	-	4,960			4,960
Equity issued for other agreements	1	-	55	-	-	55
Options issued	-	-	5	-	-	5
Options cancelled	-	-	(316)	-	316	-
Restricted stock granted	32	-	1,648	-	-	1,648
Restricted stock cancelled	-	-	(9)	-	-	(9)
SARs issued	-	-	1,138			1,138
Other comprehensive loss - exchange differences on foreign operations (net of income taxes of $nil)	-	-	-	(81)	-	(81)
Current year net loss	-	-	-	-	(15,907)	(15,907)
Balance, December 31, 2024	478	$-	$162,871	$(221)	$(158,140)	$4,510

Equity offerings	331	-	184,125	-	-	184,125
Equity offering issuance costs	-	-	(1,607)	-	-	(1,607)
Equity issued for business combinations	24	-	813			813
Equity issued for other agreements	125	-	834			834
Exercise of pre-funded warrants	88	-	-	-	-	-
Options issued	-	-	304	-	-	304
Options cancelled	-	-	(84)	-	84	-
Restricted stock vested	-	-	28	-	-	28
SARs vested	-	-	876	-	-	876
Derecognition of equity related to Insolvent Entities	-	-	-	(595)	-	(595)
Derecognition of equity related to discontinued operations	-	-	-	489	-	489
Other comprehensive loss - exchange differences on foreign operations (net of income taxes of $nil)	-	-	-	507	-	507
Current year net loss	-	-	-	-	(119,732)	(119,732)
Balance, December 31, 2025	1,046	$-	$348,160	$180	$(277,788)	$70,552

The accompanying notes are an integral part of these consolidated financial statements.

ZeroStack Corp. (formerly Flora Growth Corp.)
Consolidated Statements of Cash Flows
(in thousands of United States dollars)
	For the year ended December 31, 2025	For the year ended December 31, 2024
Cash flows from operating activities:
Net loss	$(119,732)	$(15,907)
Adjustments to net loss:
Depreciation and amortization	582	768
Stock-based compensation	1,208	2,779
Goodwill impairment	1,208	236
Inventory impairments through costs of sales	455	1,842
Other asset impairments	245	2,001
Changes in fair value of digital assets	142,997	-
Changes in financial instruments at fair value	(38,230)	(259)
Settlement of contingent consideration	1,434	-
Realized gain on settlement of convertible note	(1,612)	-
Bad debt expense	823	411
Loss on fixed asset disposals	56	129
Gain on disposal of Insolvent Entities	(1,162)	-
Derecognition of equity related to insolvent subsidiaries	595	-
Interest expense, net	243	213
Interest paid	(156)	(213)
Income tax benefit	(47)	(177)
	(11,093)	(8,177)
Net change in non-cash working capital:
Trade and other receivables	(346)	(685)
Inventory	(51)	1,317
Prepaid expenses and other assets	(346)	722
Trade payables and accrued liabilities	3,160	1,791
Net cash used in operating activities	(8,676)	(5,032)

Cash flows from financing activities:
Equity issued	16,070	7,502
Equity issue costs	(1,607)	(1,267)
Payment for settlement of contingent consideration	(1,800)	-
Settlement of convertible note	(1,750)	-
Loan borrowings	2,801	8,405
Loan repayments	(2,366)	(8,146)
Net cash provided by financing activities	11,348	6,494

Cash flows from investing activities:
Purchase of digital assets	(5,007)	-
Sale of digital assets	1,707	-
Net cash on cannabis business disposal	(425)	-
Purchases of property, plant and equipment and intangible assets	(127)	(134)
Net cash on insolvency	(67)	-
Net cash on asset disposals	-	273
Business and asset acquisitions, net of cash acquired	461	64
Net cash (used) provided in investing activities	(3,458)	203

Effect of exchange rate changes on cash	1,159	2
Change in cash for the year	373	1,667
Cash and restricted cash at beginning of period	5,248	4,385
Cash included in assets held for sale	-	(804)
Cash and restricted cash at end of year	$5,621	$5,248
Supplemental disclosure of non-cash investing and financing activities
Equity issued for digital assets	$168,055	$-
Debt issued for digital assets	102,521	-
Digital assets used to settle convertible note	9,853	-
Debt issued for business combinations	2,135	-
Operating lease additions to right of use assets	1,375	2,208
Common shares issued for business combinations	813	4,960
Shares issued to settle convertible note	706	-
ELOC commitment fee	128	-
Option cancellations reclassified to equity	84	316

The accompanying notes are an integral part of these consolidated financial statements.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

1. NATURE OF OPERATIONS

ZeroStack Corp. (the “Company” or “ZeroStack”) (formerly Flora Growth Corp.) (with its subsidiaries, the ”Group”) was incorporated as Flora Growth Corp. under the laws of the Province of Ontario, Canada on March 13, 2019. The Company, which filed articles of amendment to change its name to ZeroStack Corp. on January 29, 2026, is a decentralized AI treasury company that is investing in the future of AI infrastructure through strategic ownership in 0G Tokens (as defined below), and an AI-focused asset management company. The Company is also a global pharmaceutical distributor through its wholly owned subsidiary Phatebo GmbH (“Phatebo”). The Company's registered office and principal place of business is located at 40 King Street, W Suite 2400, Toronto, Ontario, M5H 3S1, Canada.

These consolidated financial statements have been prepared on a going concern basis, meaning that the Company will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.

Digital Asset Treasury Strategy. In early 2025 following a due diligence process, the Company began implementing an expansion strategy focused on identifying and pursuing complementary growth opportunities within the global digital asset market. On May 2, 2025 and September 19, 2025, the Company entered into various securities purchase agreements with certain investors pursuant to which the Company agreed to sell and issue various securities in private placement offerings. The Company used the net proceeds from these private offerings to further its new digital asset treasury strategy, mainly the one linked to 0G, the native tokens of the Zero Gravity (0G) blockchain ("0G Tokens" or "0G"), and to explore and expand the use of the native AI functionality of the 0G Tokens to enhance the business of the Company. See Note 9 and Note 16.

Sale of legacy hemp and cannabis business. On September 26, 2025, the Company transferred 100% of the issued and outstanding equity interests of the following direct and indirect wholly-owned subsidiaries, which collectively comprise the Company's legacy hemp and cannabis business: (i) Australian Vaporizers Pty LTD, an Australian limited company; (ii) Vessel Brand Canada Inc., a Canadian corporation; (iii) Klokken Aarhus Inc., a Canadian corporation; (iv) Rangers Pharmaceuticals A/S, a Danish stock-based corporation; (v) TruHC Pharma GmbH ("TruHC"), a German limited company; (vi) Vessel Brand Inc., a Delaware corporation; (vii) High Roller Private Label LLC, a Florida limited liability company; (viii) Just Brands LLC; a Florida limited liability company; (ix) Just Brands FL LLC, a Florida limited liability company; (x) Just Brands International LTD, a United Kingdom limited company; and (xi) United Beverage Distribution Inc., a South Dakota corporation and the Company's investment in an early-stage European cannabis company (collectively the "Cannabis Business") to Flora Growth US Holdings LLC, a Florida limited liability company and certain noteholders ("Noteholders") of the Company, in exchange for full satisfaction of the balance receivable under the promissory notes issued by the Company to such Noteholders as part of the Company's acquisition of United Beverage Distribution Inc. on February 4, 2025 (Note 12). See discussion in Note 5.

2. BASIS OF PRESENTATION

These consolidated financial statements have been presented in United States dollars and are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company has determined that the United States dollar is the most relevant and appropriate reporting currency as, despite continuing shifts in the relative size of its operations across multiple geographies, the majority of the Company’s operations are conducted in United States dollars and the Company’s financial results are prepared and reviewed internally by management in United States dollars.

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue one year after the date these consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

Pursuant to the requirements of ASC Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued. This evaluation does not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented or are not within control of the Company as of the date the consolidated financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The Group had cash of $5.6 million and an accumulated deficit of $277.8 million at December 31, 2025 and incurred a net loss of $119.7 million for the year then ended. In prior years, the Company believed that its level of cash was not sufficient to continue investing in growth, while at the same time meeting its obligations as they became due, and these conditions raised substantial doubt regarding the Group’s ability to continue as a going concern for a period of at least one year from the date of issuance of those consolidated financial statements. With the closing of the private equity offerings in the third and fourth quarters of 2025, the Company believes that its existing cash and the staking rewards from its unrestricted digital assets are and will be sufficient to meet its working capital requirements and future obligations for at least one year after the issuance date of these consolidated financial statements.

Presentation of comparative financial statements

On August 4, 2025, the Company consolidated its issued and outstanding common shares based on one new common share of the Company for every thirty-nine existing common shares of the Company. All common shares and per share amounts have been restated to give retroactive effect to the share consolidation. See discussion in Note 16.

Basis of consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions were eliminated on consolidation. Subsidiaries are entities the Company controls when it is exposed, or has rights, to variable returns from its involvement in the entity and can affect those returns through its power to direct the relevant activities of the entity. Subsidiaries are included in the consolidated financial results of the Company from the date of acquisition up to the date of disposition or loss of control. As at December 31, 2025, the Company had the following subsidiaries:

Subsidiaries	Country of Incorporation	Ownership %	Functional Currency
Flora Growth US Holdings Corp.	United States	100%	United States Dollar (USD)
Phatebo	Germany	100%	Euro (EUR)

During the year ending December 31, 2024, the Company voluntarily dissolved the following U.S. companies:

  Cardiff Brand Corp.
  Kasa Wholefoods LLC
   Flora Beauty LLC

On February 4, 2025, the Company completed the closing of the acquisition of 100% of the issued and outstanding shares of United Beverage Distribution Inc., a United States corporation with a functional currency of the United States dollar. See discussion of the acquisition in Note 12.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

During the year ended December 31, 2025, each of Franchise Global Health Inc. ("FGH"), Franchise Cannabis Corp. ("FCC"), CBDMed Therapeutics Inc., Harmony Health One Inc., 1200325 B.C. Ltd., Fayber Technologies Inc., ACA Mueller ADAG Pharma Vertriebs GmbH, Sativa Verwaltungs GmbH, and Sativa Verwaltungs GmbH and Co. KG (together, the "Insolvent Entities") made insolvency filings in the appropriate jurisdictions. Each of the Insolvent Entities was a direct or indirect subsidiary of the Company and was part of the Company's acquisition of FGH in December 2022. See discussion in Note 6.

On September 26, 2025, the Company sold the Cannabis Business to Flora Growth US Holdings LLC, a Florida limited liability company and Noteholders, in exchange for full satisfaction of the balance receivable under the promissory notes issued by the Company to such Noteholders as part of the Company's acquisition of United Beverage Distribution Inc. on February 4, 2025 (Note 12). See discussion in Note 5.

Basis of measurement

The consolidated financial statements have been prepared on the historical cost basis, except for certain financial instruments that are measured at fair value as explained in the accounting policies below. Historical cost is generally based on the fair value of the consideration given in exchange for goods and services.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of trade and amounts receivable, indemnification receivables, prepaids and other current assets, and trade and other payables, accrued liabilities, current portion of long-term debt, and current portion of lease liability approximate their fair values due to their short periods to maturity. The Company calculates the estimated fair value of financial instruments, including investments, and contingent consideration, using quoted market prices when available. When quoted market prices are not available, fair value is determined based on valuation techniques using the best information available and may include quoted market prices, market comparable, and discounted cash flow projections.

The consolidated financial statements are presented in United States dollars ("USD" or "$") unless otherwise noted.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

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

Derecognition

A financial asset is derecognized when the contractual rights to the cash flows from the asset expire, or the Group no longer retains substantially all the risks and rewards of ownership.

Impairment of financial assets

Financial assets classified subsequently as amortized cost are subject to impairment based on the expected credit losses (“ECL’s”). The Group’s financial assets subject to impairment are cash and trade and amounts receivables.

Trade and note receivables are recognized initially at fair value and subsequently measured at amortized cost, less any provisions for impairment. Impairment provisions are estimated using the ECL impairment model where any expected future credit losses are provided for, irrespective of whether a loss event has occurred at the reporting date. Estimates of expected credit losses consider the Group’s collection history by country and customer, deterioration of collection rates during the average credit period, as well as observable changes in and forecasts of future economic conditions that affect default risk. The Company utilizes a provision matrix to estimate lifetime ECL’s for trade receivables, supplemented by specific allowance based on customer-specific data. Changes in the allowance are recognized as bad debt expense in the consolidated statements of loss and comprehensive loss. When the Company determines that no recovery of the amount owed is possible, the amount is deemed irrecoverable, and the financial asset is written off. This is determined with judgment or otherwise when discharged by bankruptcy or other legal proceedings.

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

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

Property and equipment

Property and equipment are measured at cost less accumulated depreciation and impairment losses, if any. Depreciation is provided for on a straight-line basis over the assets’ estimated useful lives, which management has determined to be as follows:

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

Gains and losses on disposal of property and equipment are determined by comparing the proceeds from disposal with the carrying amount of the property and equipment and are recognized in the consolidated statements of loss and comprehensive loss of the related year.

Digital assets

Pursuant to ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets: Accounting for and Disclosure of Crypto Assets, codified into ASC subtopic 350-60, in-scope crypto assets are required to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard.

The Company adopted this guidance effective January 1, 2025 as this was the first year that the Group held digital assets. The Company’s digital assets are measured using Level 1 inputs under ASC 820, based on quoted prices from the principal market. ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity. The digital assets held by the Company are traded on a number of active markets globally. The Company determined that Kraken was the principal market for its digital assets, as it has high volumes for each of its digital assets and the Company has access to it. The Company recognizes gain or loss by utilizing daily close prices obtained from Kraken. The Company utilizes a first-in, first-out method to determine the cost basis for each type of digital asset in computing gains and losses.

Intangible assets

Intangible assets are recorded at cost less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization is provided on a straight-line basis over the assets’ estimated useful lives, which do not exceed the contractual period, if any. The Group’s finite-lived intangible assets are amortized as follows:

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

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

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

Business combinations

Acquisitions of businesses are accounted for using the acquisition method. The consideration transferred in a business combination is measured at fair value, which is calculated as the sum of the acquisition date fair values of the assets transferred by the Group, liabilities incurred by the Group to the former owners of the acquiree and the equity interests issued by the Company in exchange for control of the acquiree. Acquisition related costs are generally recognized in the consolidated statements of loss and comprehensive loss as incurred. At the acquisition date, the identifiable assets acquired, and the liabilities assumed, are recognized at their fair value.

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

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

Impairment of goodwill and indefinite-lived intangible assets

Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The Group operates in two operating segments which are the reporting units and goodwill is allocated at the operating segment level. The Company reviews goodwill and indefinite-lived intangible assets annually for impairment in the fourth quarter, or more frequently, if events or circumstances indicate that the carrying amount of an asset may not be recoverable.

Financial liabilities

Initial recognition and measurement

Financial liabilities are measured at amortized cost, unless they are required to be measured at FVPL as is the case for held for trading or derivative instruments, or the Company has opted to measure the financial liability at FVPL.

Subsequent measurement - Financial liabilities at amortized cost

After initial recognition, financial liabilities measured at amortized cost are subsequently measured at the end of each reporting period at amortized cost using the EIR method. Amortized cost is calculated by considering any discount or premium on acquisition and any fees or costs that are an integral part of the EIR. In these consolidated financial statements, trade payables and other accrued liabilities, lease liability and long-term debt are measured at amortized cost.

Subsequent measurement - Financial liabilities at FVPL

Financial liabilities measured at FVPL include any derivative financial instrument that is not designated as a hedging instrument in a hedge relationship. Financial liabilities measured at FVPL are carried at fair value in the consolidated statement of financial position with changes in fair value recognized in other income or expense in the consolidated statements of loss and comprehensive loss. In these consolidated financial statements, the convertible notes included in long term debt have been subsequently measured at fair value.

Derecognition

A financial liability is derecognized when the obligation under the liability is discharged, cancelled, or expires with any associated gain or loss recognized in other income or expense in the consolidated statements of loss and comprehensive loss.

Provisions

Provisions are recognized when (a) the Group has a present obligation (legal or constructive) due to a past event, and (b) it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation and a reliable estimate can be made of the amount of the obligation. Where the Company expects a provision to be reimbursed, for example under an insurance contract, the reimbursement is recognized as a separate asset but only when the reimbursement is probable. The Company expenses legal costs as incurred related to such matters.

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

Share capital

Issued common shares are recorded as equity at par value. Additional proceeds from the issuance of common shares are classified as equity in additional paid in capital. Incremental costs directly attributable to the issue of common shares, stock options and warrants are recognized as a deduction from equity, net of any tax effects. Common shares are considered issued when consideration has been received. When warrants are sold bundled with common shares as units, the various components are allocated using their relative fair values.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

Share based compensation
Share based compensation to employees is measured at the fair value of the instruments issued and amortized over the vesting periods. Share based compensation to non-employees are measured at the fair value of goods or services received or the fair value of the equity instruments issued if it is determined the fair value of the goods or services cannot be reliably measured and are recorded at the date the goods or services are received. The Company operates an equity-based compensation plan. The corresponding amount is recorded to the additional paid-in capital caption within shareholders’ equity, and the expense to the consolidated statements of loss and comprehensive loss over the vesting period. The fair value of stock options issued in years prior to December 31, 2024 were determined at the time of issuance using the Black-Scholes option pricing model. The stock options issued in the year ended December 31, 2025 were determined at the time of issuance using a Monte Carlo simulation incorporating Brownian motion, which simulates a distribution of stock prices for the Company throughout the term of the stock options, based on certain assumptions of stock price behavior. For awards with graded vesting schedules based on achieving a specified share price, the Company has elected to calculate the fair value as a single award and recognize expense over the total expected vesting period rather than in tranches. The number of shares and options expected to vest is reviewed and adjusted at the end of each reporting period such that the amount recognized for services received as consideration for the equity instruments granted shall be based on the number of equity instruments that eventually vest. Upon exercise of a stock option, any amount related to the initial value of the stock option, along with the proceeds from exercise are recorded to share capital. Upon expiration of a stock option, any amount related to the initial value of the stock option is recorded to accumulated deficit. The Company also grants employees and non-employees restricted stock awards (“RSAs”). The fair value of the RSAs is determined using the fair value of the common shares on the date of the grant. The Company has elected to recognize forfeitures as they occur. The Company also grants employees and non-employees stock appreciation rights (“SARs”). The fair value of the SARs is determined using the Black–Scholes pricing model which incorporates all market vesting conditions. For SARs awards with multiple vesting schedules, fair value was determined using a Monte Carlo simulation incorporating Brownian motion.

Foreign currency translation

These consolidated financial statements are presented in USD, which is the Group's reporting currency; however, the functional currency of the entities in these financial statements are their respective local currencies, including USD and euro.

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

Revenue recognition

The Group primarily generates revenue as a global distributor of pharmaceuticals. See disaggregation of the Group's revenue by operating segments and sales by country in Note 25.

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

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

Revenue is recognized at the transaction price, which is the amount of consideration to which the Group expects to be entitled in exchange for transferring promised goods to a customer. Gross revenue excludes duties and taxes collected on behalf of third parties. Revenue is presented net of expected price discounts, sales returns, sales taxes, customer rebates and other incentives.

The Group's contracts with customers for the sales of products consist of one performance obligation. Revenue from product sales is recognized at the point in time when control is transferred to the customer, which is on shipment or delivery, depending on the contract terms. The Group's payment terms generally range from 0 to 30 days from the transfer of control, and sometimes up to two months.

The Company elected as a permitted practical expedient to not adjust the customer contract consideration for significant financing components when the period between the transfer of the Group's goods and services and customer payment is one year or less.

The Company elected as a permitted practical expedient to expense, as incurred, the costs of obtaining a customer contract such as sales commissions and other selling transaction costs when the amortization period of the assets otherwise would be one year or less. Accordingly, the Group has no assets recorded for costs to obtain a customer contract as at December 31, 2025 and 2024 as there are no contracts where the underlying asset would have a life exceeding one year.

The Company elected as a permitted practical expedient for shipping and handling not to be a separate performance obligation.

Advertising costs

Advertising costs are expensed as incurred and recorded within the general and administrative caption on the consolidated statements of loss and comprehensive loss. Advertising costs were less than $0.1 million in 2025 ($nil in 2024).

Leases

At the inception of a contract, the Company assesses whether a contract is, or contains, a lease. A contract is, or contains, a lease if the contract conveys the right to control the use of an identified ass et for a period in exchange for consideration. The Company recognizes a right-of-use asset and a lease liability at the commencement date of the lease. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for any lease payments made at or before the commencement date, plus any initial direct costs incurred and an estimate of costs to dismantle and remove the underlying asset, less any lease incentives received. The lease liability is initially measured at the present value of the lease payments that are not paid at the commencement date, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company's estimated incremental borrowing rate.

The lease term at the lease commencement date is determined based on the noncancellable period for which the Group has the right to use the underlying asset, together with any periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option and periods covered by an option to extend (or not to terminate) the lease in which the exercise of the option is controlled by the lessor. The Company considers several factors when evaluating whether the options in its lease contracts are reasonably certain of exercise, such as length of time before an option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to the Group's operations, costs to negotiate a new lease, any contractual or economic penalties, and the economic value of leasehold improvements.

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

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

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

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

Non-controlling interests

Non-controlling interests of subsidiaries ("NCI") are recognized either at fair value or at the NCI's proportionate share of the net assets, determined on an acquisition-by-acquisition basis at the date of acquisition. Subsequently, the NCI's share of net loss and comprehensive loss is attributed to the NCI.

During 2024, the Company completed the acquisition of TruHC through two closings. At the first closing on April 22, 2024, the Company acquired a controlling 77% interest in TruHC. The Company acquired the remining 23% of TruHC at the second closing on November 27, 2024, at which time the NCI was derecognized. See discussion in Note 12. TruHC was sold as part of the Cannabis Businesses on September 26, 2025. See discussion in Note 5.

Discontinued operations and assets and liabilities held for sale

On September 26, 2025 the Company closed the sale of the Cannabis Business in exchange for full satisfaction of the balance receivable under the promissory notes issued by the Company to the Noteholders as part of the Company's acquisition of United on February 4, 2025. The assets and liabilities of the Cannabis Business are reflected in the accompanying consolidated balance sheets as assets and liabilities held for sale, respectively. The results of operations of the Cannabis Business are included in loss from discontinued operations, net of tax in the accompanying consolidated statements of operations and comprehensive loss. See discussion in Note 5.

Adoption of accounting standards and amendments

In June 2022, the FASB issued Accounting Standards Update 2022-03—Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which requires that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The effects of adoption are accounted for prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company adopted ASU 2022-03 effective as of January 1, 2024, and there was no impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures. The amendments enhance disclosures of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM), extend certain annual disclosures to interim periods, and permit more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 effective as of December 31, 2024 and the segment disclosures in Note 25 in these consolidated financial statements are reflective of that adoption.

In December 2023, the FASB issued Accounting Standards Update 2023-08, Crypto Assets (Subtopic 350-60) ("ASU 2023-08"), which addresses the accounting and disclosure requirements for certain crypto assets. The guidance requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. For all entities, the ASU's amendments are effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-08 effective as of January 1, 2025 and the disclosures around the Company's digital assets are reflective of that adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improve the transparency of disclosures related to the income tax rate reconciliation and income taxes paid. The amendments are effective for the Company in fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 effective as of January 1, 2025 and the disclosures around the Group's income taxes are reflective of that adoption.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

Accounting pronouncements not yet adopted

Certain new standards, amendments and interpretations, and improvements to existing standards have been published by the FASB and the SEC but are not yet effective and have not been adopted early by the Company. Management anticipates that all the relevant pronouncements will be adopted in the first reporting period following the date of application unless noted. Information on new standards, amendments and interpretations, and improvements to existing standards which could potentially impact the Company's financial statements are detailed as follows:

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires all public entities to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. The amendments are effective for the Company in fiscal years beginning after December 15, 2026. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently evaluating the guidance and its impact to the consolidated financial statements.

Certain other new standards and interpretations have been issued but are not expected to have a material impact on the Company’s consolidated financial statements.

4. CRITICAL JUDGMENTS AND ESTIMATION UNCERTAINTIES

The preparation of the Company’s consolidated financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgements are subject to change based on experience and new information which could result in outcomes that require a material adjustment to the carrying amounts of assets or liabilities affecting future periods. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized prospectively.

Going concern considerations

The accompanying consolidated financial statements have been prepared assuming that the Group will continue as a going concern. Management must assess the Group’s ability to continue as a going concern each reporting period. This assessment involves the use of internal budgets and estimates of revenues, expenses and cash flows, which requires a significant amount of management judgement. With the Group’s new digital asset treasury strategy, this assessment also involves determining the liquidity of 0G.

Determination of functional currency

The Company determines the functional currency through an analysis of several indicators. Primary considerations include the currency in which the Group’s goods and services are sold and the currency of the country whose competitive forces and regulations mainly determine the sales prices of its goods and services. The Company also considers the currency in which funds from financing debt and equity activities are generated and the currency in which receipts from operating activities are retained. Management judgment is applied when there are indicators supporting more than one currency for a Company subsidiary.

Digital assets

The Group's accounting for digital assets involves significant management judgment and estimation uncertainty. In applying ASC 350-60, Intangibles-Goodwill and Other-Crypto Assets, management evaluates whether digital assets meet the definition of in-scope crypto assets and determines the appropriate accounting treatment. In accordance with ASU 2023-08, qualifying digital assets are measured at fair value, with changes in fair value recognized in earnings each reporting period. Management exercises judgment in identifying the principal market and determining fair value based on observable quoted prices in active markets, including the assessment of market accessibility and liquidity. When observable inputs are not directly available, management evaluates the appropriateness of valuation techniques and assumptions consistent with ASC 820. Additional judgment is required in assessing risks associated with custodial arrangements, including reliance on third-party service providers, as well as in monitoring regulatory, legal, and technological developments that may affect the Group's ability to access or transfer its digital assets.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

Debt

The Company applies significant judgment and estimates in determining the fair value of the Zero Gravity Convertible Note at year end. The fair value of the note is not directly observable in the market and, as a result, was determined using the lower of the face value plus the interest payable of a Monte Carlo simulation incorporating Brownian motion. This valuation technique simulates a range of potential outcomes for the Company’s common stock price and the price of the 0G Token over the contractual term of the note. The fair value measurement is highly sensitive to key assumptions, including the expected term to maturity of 9.7 years, the closing price of the Company’s common stock of $6.26 and the closing price of the 0G Token of $0.98 as of December 31, 2025, the contractual conversion price of $33.34, a discount rate of 21.5%, an assumed risk-free interest rate of 3.84%, an interest rate on the note of 8.0%, and an expected volatility of 101%, which was derived from the historical daily returns of Solana due to limited observable trading history for the 0G Token. Changes in any of these assumptions could result in a materially different fair value measurement. Based on the observability of the inputs used in the valuation, the Zero Gravity Convertible Note was classified as a Level 3 financial instrument within the fair value hierarchy as of December 31, 2025.

The Company applies significant judgment and estimates in determining the fair value of the unsecured convertible note with an original principal amount of 95,333 Solana (the “PIPE Note”). See Note 14. As of December 30, 2025, the settlement date, the fair value of the PIPE Note was $13.9 million. Since the fair value of the PIPE Note is not directly observable, the Company estimated fair value using a Monte Carlo simulation incorporating Brownian motion, as well as a 19.5% discount for lack of marketability due to a lock up provision of the Solana tokens per the PIPE Note. This valuation technique simulates a range of potential outcomes for the Company’s common stock price and the price of Solana over the contractual term of the note. Significant assumptions used in the valuation include an expected term to maturity of 4.8 years, the closing price of the Company’s common stock of $6.33 and the closing price of Solana of $124.88 as of December 30, 2025, the contractual conversion price of $33.34, a discount rate of 112.9%, an assumed risk-free interest rate of 3.47%, an interest rate on the note of 8.0%, and an expected volatility of 101%, which was derived from the historical daily returns of Solana. The valuation further incorporates the note’s prepayment feature, including assumptions regarding whether the holder would elect to require prepayment on either the first or second anniversary of the issuance date. In modeling this feature, the simulation considers the higher of (i) the put value at each potential put date, calculated based on the higher of the Solana price or a USD equivalent of $240, or (ii) the present value of the note at maturity, including either conversion or repayment, plus the present value of interest that would be forgone through the maturity date. Changes in any of these assumptions could have a material impact on the estimated fair value. Based on the observability of the inputs used, the PIPE Note was classified as a Level 3 financial instrument within the fair value hierarchy as of December 30, 2025.

Business combinations

In a business combination, the Group may acquire assets and assume certain liabilities of an acquired entity. Judgement is used in determining whether an acquisition is a business combination or an asset acquisition. Estimates are made as to the fair value of the identifiable assets acquired and the liabilities assumed on the acquisition date, as well as the fair value of consideration paid and contingent consideration payable. In certain circumstances, such as the valuation of property, plant and equipment, intangible assets and goodwill acquired, the Company obtains assistance from third-party valuation specialists. The determination of these fair values involves a variety of judgment in assumptions, including revenue growth rates, expected operating income, discount rates, and earnings multiples.

Revenue recognition

Management judgment is required to determine when the Group is acting as principal or agent in a sales contract where the Company is an intermediary, which affects whether the amount of revenue recognized is presented on a gross or net basis, respectively. The Company first considers whether it has obtained control over the product when acting as an intermediary before transferring it to the customer, and if the Group combines or transforms the product with other goods and services before transferring the good to the customer. The Company considers secondary factors, including whether the Group is primarily responsible for the fulfillment of the product obligations to the customer, whether the Group has inventory risk (acquiring and/or paying for the product prior to transferring to the customer, Company liability for damages and sales returns), and whether the Company has price discretion when selling the product to its customers. Management considers the terms of the customer and supplier contracts, as well as established business practices for the arrangements.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

Management judgment is required to determine the effects on the sales contract transaction price for the potential impacts of sales returns, discounts, rebates, and other customer incentives. The Company considers the terms of the contract, historical experience, as well as actual and expected customer activity after the end of the reporting period.

The Group's primary sale of products requires management judgment to determine at what point in time control passes to the customer to recognize revenue. The Company considers the customer contract terms, logistic supplier terms, local law, and established business practices to make this determination.

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

Classification of pre-funded warrants

The Company has issued pre-funded warrants exercisable for shares of its common stock. The classification of these instruments as equity requires significant judgment and is based on an evaluation of the warrants' contractual terms under applicable accounting guidance, including ASC 480, ASC 815, and ASC 505. In making this determination, management assessed whether the warrants contain any obligation to settle in cash or other assets, whether they are indexed to the Company's own stock, and whether sufficient authorized and unissued shares are available to settle the warrants in shares at all times.

Management also evaluated provisions such as anti-dilution adjustments, fundamental transaction clauses, and change-in-control features to determine whether any could require settlement in a manner not solely within the Company's control. Based on this assessment, management concluded that the pre-funded warrants meet the criteria for equity classification. Changes in facts or circumstances, including amendments to the warrant agreements or changes in the Company's capital structure, could result in a different classification in future periods and could have a material impact on the Group's financial position and results of operations.

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

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

The Company applies judgment when determining whether the earnings of its foreign subsidiaries (outside Canada) will be indefinitely reinvested in those subsidiaries and earnings will not be repatriated. The Company considers its historical practices and projected plans for such subsidiaries when making this assessment.

The Company must apply judgement when determining whether it has taken an uncertain tax position. Management has analyzed the tax positions taken by the Company, and has concluded that as of December 31, 2025 and 2024, there were no uncertain tax positions taken.

5. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

On September 20, 2025, the Company entered into an Equity Transfer and Debt Repayment Agreement (the “Cannabis Sale Agreement”) with a group of investors (the “Cannabis Investors”), which included Clifford Starke and Sammy Dorf, each of whom were directors of the Company at the time of the transaction, and Dany Vaiman, the Company’s chief financial officer. Under the Cannabis Sale Agreement, the Cannabis Investors acquired assets from the Company relating to the Company’s hemp and cannabis related businesses, including Just Brands LLC, Just Brands FL LLC, Just Brands International LTD, High Roller Private Label LLC (together with Just Brands LLC, Just Brands FL LLC, Just Brands International LTD (“JustCBD”), Vessel Brand Inc., Vessel Brand Canada Inc. (together with Vessel Brand Inc., “Vessel”), United Beverage Distribution Inc. (“United”), Klokken Aarhus Inc., Rangers Pharmaceuticals A/S (together with Klokken Aarhus Inc. “Klokken”), TruHC, Australian Vaporizers Pty LTD and the Company’s investment in an early-stage European cannabis company. The sale of the Cannabis Business occurred following signing on September 26, 2025.

The consideration received by the Company for the sale of the Cannabis Business consisted of the cancellation by the Cannabis Investors of all of the Company's obligations pursuant to promissory notes owed to the Cannabis Investors with five year maturities currently held by the Company with an aggregate amount of principal and accrued interest of approximately $2.2 million.

The sale enabled the Company to concentrate on its international pharmaceutical distribution business. The sale was part of several strategic changes to become a digital assets treasury company.

The Company has presented the associated assets and liabilities of the Cannabis Business as held for sale. The major classes of assets and liabilities classified as held for sale as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024
Assets held for sale
Cash	$-	$804
Trade and amounts receivable	-	1,494
Prepaid expenses and other current assets	-	625
Inventory	-	3,532
Total current assets held for sale	-	6,455
Property, plant and equipment	-	231
Operating lease right of use assets	-	1,123
Intangible assets	-	2,746
Goodwill	-	2,006
Other assets	-	68
Total noncurrent assets held for sale	-	6,174
Total assets held for sale	$-	$12,629
Liabilities held for sale
Trade and other payables	$-	$1,892
Contingencies	-	2,695
Current portion of operating lease liability	-	660
Current portion of contingent purchase considerations	-	184
Other accrued liabilities	-	1,558
Total current liabilities held for sale	-	6,989
Non-current operating lease liability	-	1,907
Deferred tax	-	856
Total liabilities held for sale	$-	$9,752

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

The following table summarizes the major classes of line items included in the loss from discontinued operations, net of tax, for the year ended December 31, 2025 and 2024:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Revenue	$14,499	$23,640
Cost of sales	8,214	13,339
Gross profit from discontinued operations	6,285	10,301
Operating expenses
Consulting and management fees	3,798	5,689
Professional fees	237	413
General and administrative	971	1,350
Promotion and communication	2,349	3,957
Travel	134	279
Research and development	238	418
Operating lease	421	616
Depreciation and amortization	559	743
Bad debt	500	411
Asset impairment	1,407	2,205
Other	128	940
Operating loss from discontinued operations	(4,457)	(6,720)
Interest expense	44	73
Foreign currency translation (gain) loss	(8)	24
Unrealized gain from changes in fair value	(68)	(57)
Net loss before income taxes	(4,425)	(6,760)
Income tax benefit	(103)	(199)
Loss from discontinued operations	$(4,322)	$(6,561)
Basic and diluted loss per share from discontinued operations	$(1.57)	$(20.63)

The following table summarizes the significant operating and investing items related to the Cannabis Business for the year ended December 31, 2025 and 2024:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Operating activities of discontinued operations
Depreciation and amortization	$559	$743
Bad debt	500	411
Asset impairment	1,407	2,205
Investing activities of discontinued operations
Purchases of property, plant and equipment	$17	$100

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

The subsidiaries sold included TruHC, Klokken Aarhus Inc. and Rangers Pharmaceuticals A/S, which were part of the commercial and wholesale segment; Just Brands LLC, Just Brands FL LLC, Just Brands International LTD, High Roller Private Label LLC, Vessel Brand Inc., Vessel Brand Canada Inc., United Beverage Distribution Inc. and Australian Vaporizers Pty LTD which made up the entirety of the house of brands segment; and the Company's investment in an early stage European cannabis company which was part of the Company's corporate segment.

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

For the year ended December 31, 2025, the Company recorded a gain on disposal of $nil as the sales price equaled the carrying value of the assets being sold.

For the year ended December 31, 2025, the Company recorded a gain on disposal of $0.5 million because of the derecognition of equity components related to the Cannabis Business for which the Company lost control.

6. INSOLVENCY AND DECONSOLIDATION OF CERTAIN SUBSIDIARIES

On March 14, 2025, each of FGH, FCC, CBDMed Therapeutics Inc., Harmony Health One Inc., 1200325 B.C. Ltd., and Fayber Technologies Inc. (collectively, the "Canadian Insolvent Entities") made a voluntary assignment in bankruptcy pursuant to section 49 Bankruptcy and Insolvency Act (Canada) in the Ontario Superior Court of Justice (the "Ontario Court"). On March 14, 2025, the Ontario Court appointed a trustee of the estate of each of the Canadian Insolvent Entities.

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

The trustees have been appointed by the respective courts and the trustees have assumed and will continue to exercise control over all assets and liabilities of the Insolvent Entities. The assets of the Insolvent Entities are to be liquidated for distribution in accordance with the priorities established by the courts. The Company expects that no distributions will be available in the Insolvent Entities’ liquidations.

Each of the Insolvent Entities was a direct or indirect subsidiary of the Company and was part of the Company’s acquisition of FGH in December 2022. As a result of the insolvencies, the Company concluded that it no longer controls the Insolvent Entities for accounting purposes as of March 14, 2025, in accordance with ASC Topic 810, and, therefore, deconsolidated all assets and liabilities of the Insolvent Entities effective for the three months ended March 31, 2025 in the Company’s consolidated financial statements. Subsequent to the deconsolidation, the Company accounted for its investment in the Insolvent Entities using the cost method of accounting, which has been recorded recorded at $nil in the Company’s consolidated statement of financial position as of December 31, 2025. The Insolvent Entities’ results of operations are removed from the Company’s consolidated statements of loss and comprehensive loss effective March 14, 2025. The historical financial results for the Insolvent Entities have not been classified as a discontinued operation because their insolvency does not represent a strategic shift with a major effect on the Group’s operations and financial results.

The following table provides the combined carrying value of assets and liabilities of Insolvent Entities that have been deconsolidated at December 31, 2025:

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)
Cash	$67
Trade and amounts receivable	40
Indemnification receivables	4,329
Total assets	$4,436

Trade and other payables	$1,935
Contingencies	4,329
Current portion of long term debt	4
Current portion of operating lease liability	6
Total liabilities	$6,274

Net liabilities deconsolidated	1,838
Impairment of receivables from the Insolvent Entities	(676)

Gain on deconsolidation of the Insolvent Entities	$1,162

The gain on deconsolidation of the Insolvent Entities is recorded in gain on disposal of the Insolvent Entities in the consolidated statements of loss and comprehensive loss. The Insolvent Entities reported a combined net loss and comprehensive loss of less than $0.1 million for the year ended December 31, 2025 (2024 – $1.0 million).

As part of the deconsolidation of the Insolvent Entities, the Group reported a gain of $0.6 million related to currency translation adjustments, recorded in comprehensive loss for the year ended December 31, 2025.

The contingencies and indemnification receivables relate to a legal claim filed against FGH, which was covered under an indemnification agreement between the Company and the former chief executive officer and shareholder of FGH. The voluntary assignment in bankruptcy of FGH triggered an automatic stay on the related legal proceedings.

7. TRADE AND AMOUNTS RECEIVABLE

The Group's trade and amounts receivable are recorded at amortized cost. The trade and other receivables balance as at December 31, 2025 and 2024 consists of trade accounts receivable, amounts recoverable from the Government of Canada for Harmonized Sales Taxes ("HST"), as well as Value Added Tax ("VAT") from various jurisdictions, and other receivables.

	December 31, 2025	December 31, 2024
Trade accounts receivable	$697	$713
Allowance for expected credit losses	(327)	-
HST/VAT receivable	243	660
Other receivables	186	194
Total	$799	$1,567

Changes in the trade accounts receivable allowance relate to establishing an allowance for expected credit losses. The Company recorded less than $0.1 million of write-offs of trade receivables during 2025 (2024 - $nil). The Group has no amounts written-off that are still subject to collection enforcement activity as at December 31, 2025. The aging of the Group's trade accounts receivable is as follows:

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)
	December 31, 2025	December 31, 2024

Current	$190	$46
1-30 Days	-	521
31-60 Days	172	146
61-90 Days	-	-
91-180 Days	-	-
180+ Days	335	-
Total trade receivables	$697	$713

A continuity schedule of the allowance for expected credit losses for the year ended December 31, 2025 is as follows:

Year Ended December 31, 2025

Balance at January 1	$ -
Current period additions for expected credit losses	(323)
Write-offs charges against allowance	(4)
Recoveries collected	-
Balance at December 31	$ (327)

8. INVENTORY

Inventory is comprised of the following as at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Raw materials and supplies	$8	$27
Finished goods	1,889	2,212
Total	$1,897	$2,239

In the year ended December 31, 2025, $33.9 million of inventory was expensed to cost of sales (2024 - $33.7 million) and write-downs to cost of sales for impairment was $0.1 million (2024 - $nil). There were no reversals of previous inventory impairments in the years ended December 31, 2025 or 2024.

9. DIGITAL ASSETS

The Company used the proceeds from the May 2, 2025 private placement securities offering to purchase $0.4 million Solana, $0.4 million Ethereum, $0.1 million Sui and $0.1 million Ripple (Note16). The Company sold all these digital assets on September 2, 2025 for a gain of $0.7 million.

The Company received 0.856737 Bitcoin tokens on September 18, 2026, valued at $0.1 million, as proceeds from an investor in the September 19, 2025 private placement securities offering (Note 16).

The Company received 21,766,135 0G Tokens on September 26, 2025, in exchange for the issuance of 2,592,212 PIPE Pre-Funded Warrants (Note 18). The 0G Tokens were initially valued at $54.7 million, equal to the fair value of the PIPE Pre-Funded Warrants at issuance, which reflects the Company's common share closing price of $21.10 per unit on that date. These 0G Tokens were initially classified as restricted digital assets as they were held in an escrow account under the Company's name. On October 9, 2025, these digital assets were released from escrow as the conditions for their release were met.

The Company received 50,000,000 0G Tokens from Daniel Reis-Faria, the Company's Chief Executive Officer, on October 9, 2025, in exchange for the issuance of 5,954,743 PIPE Pre-Funded Warrants (Note 18). The 0G Tokens were initially valued at $113.3 million, equal to the fair value of the PIPE Pre-Funded Warrants at issuance, which reflects the Company's common share closing price of $19.02 per unit on that date.

The Company received 50,000,000 0G Tokens from Zero Gravity Labs Inc. ("Zero Gravity") on October 23, 2025, in exchange for an unsecured convertible note in an aggregate original principal amount of 50,000,000 0G Tokens (the "Zero Gravity Convertible Note"). The 0G Tokens were initially valued at $87.9 million, which reflects the value of the 0G Tokens at the closing price on October 23, 2025 (Note 14). These 0G Tokens are classified as restricted digital assets as the Company is not allowed to sell the tokens or the related staking rewards unless it obtains prior written consent from Zero Gravity.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

The Company received 95,333 Solana on October 24, 2025, in exchange for the PIPE Note in an aggregate original principal amount of 95,333 Solana. The Solana were initially valued at $14.7 million, which reflects the value of the Solana at the closing price on October 24, 2025. A 20.5% discount for lack of marketability ("DLOM") was further considered because the Solana received were locked tokens that were to be unlocked in 28 equal monthly installments on the last day of each month until January 2028. As the Solana were unlocked, the Company earned staking rewards. A total of 829 Solana were earned for a total value of $0.1 million, which was recorded in the loss from changes in fair value of digital assets line of the consolidated statement of income and comprehensive loss for the year ended December 31, 2025. On December 29, 2025, the Company entered into a note settlement agreement with the note holder pursuant to which the PIPE Note was settled. As part of the settlement, the Company transferred all of its 96,162 Solana to the former holder. See Note 14.

The Company's digital assets consist of the following as of December 31, 2025:

Digital Assets				Restricted Digital Assets
	Number of Units	Cost Basis	Fair Value	Number of Units	Cost Basis	Fair Value
Zero Gravity (0G)	73,418,427	$171,952	$71,950	50,000,000	$87,850	$49,000
Bitcoin (BTC)	0.856737	100	76	-	-	-
Total digital assts		$172,052	$72,026		$87,850	$49,000

The following table presents a reconciliation of the fair values of the Company's investments in digital assets for the year ended December 31, 2025:

	Digital Assets	Restricted Digital Assets	Total
Balance as of December 31, 2024	$-	$-	$-
Additions	173,370	102,521	275,891
Dispositions	(2,015)	-	(2,015)
Digital assets transferred to settle PIPE Note (non-cash)	-	(9,853)	(9,853)
Total gains on digital assets	555	-	555
Total losses on digital assets	(99,884)	(43,668)	(143,552)
Balance as of December 31, 2025	$72,026	$49,000	$121,026

The Company recorded $0.7 million in realized gains on the disposition of digital assets during the year ended December 31, 2025.

In accordance with ASC Topic 820, Fair Value Measurement, the Company measures the fair value of its digital assets based on the quoted end-of-day price on the measurement date for a single digital asset on an active trading platform. Management has determined that Kraken, an active exchange market, represents the principal market for the 0G and BTC that it holds, and the end-of-day quoted price is both readily available and representative of fair value (Level 1 inputs). The Company measured the fair value of its SOL based on the quoted end-of-day price on the measurement date for a single digital asset on Kraken, an active exchange market that represents the principal market for the SOL that it holds, and the end-of-day quoted price is both readily available and representative of fair value, then adjusts the value based on the DLOM (Level 2 inputs). The DLOM used by the Company to value the SOL changed from 20.5% on October 24, 2025 to 19.5% on December 30, 2025, the date the SOL was used to settle the PIPE Note.

The Company recorded a net loss of $143.0 million in the value of its digital assets for the year ended December 31, 2025, respectively, which was reported in the loss from changes in fair value of digital assets in the consolidated statements of loss and comprehensive loss.

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2025	December 31, 2024

Buildings	$104	$32
Machinery and office equipment	144	133
Vehicles	7	7
Total	255	172
Less: accumulated depreciation	(127)	(91)
Property, plant and equipment, net	$128	$81

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

Depreciation expense for the year ended December 31, 2025 was less than $0.1 million (2024 - less than $0.1 million) and was recorded in depreciation and amortization in the consolidated statements of operations and comprehensive loss.

For the year ended December 31, 2024, the Company recorded an impairment charge of the remaining value of the property, plant and equipment of ACA Mueller ADAG Pharma Vertriebs GmbH, within the commercial and wholesale segment. The amount of less than $0.1 million (2025 - $nil) is included in "other asset impairments" in the consolidated statements of operations and comprehensive loss.

As at December 31, 2025, the Company's property, plant and equipment have no significant restrictions on title or pledges as security for liabilities, there are no significant commitments for future purchases, and there were no significant disposals during the year ended December 31, 2025.

11. INVESTMENTS

As discussed in Note 5, the Company's investment in an early-stage European cannabis company was fully divested as part of the Company's sale of the Cannabis Business on September 26, 2025. As at December 31, 2024, this investment consisted of common shares and warrants to purchase additional common shares in the early-stage European cannabis company. The Company purchased common shares from the investee during 2021 for Euro 2.0 million ($2.4 million), purchased its first tranche of warrants from existing investors in exchange for 11,250 common shares of the Company and obtained a second tranche of warrants from the investee as an inducement to exercise some of the first tranche of warrants. As at December 31, 2024, the Company owned approximately 9.6% of the investee, or approximately 9% on a diluted basis including exercisable warrants of the Company and other investors.

The warrants allowed the holder to purchase one common share of the investee for CAD 0.30 ($0.22) for the first tranche, and CAD 1.00 ($0.74) for the second tranche. The Company did not exercise the warrants and they expired on February 1, 2023.

The Company's cost of the investment was recorded based on the fair value of the consideration exchanged as at the respective transaction dates. The investee was not a publicly listed entity and had no active quoted prices for its common shares or warrants. The Company had elected the measurement alternative to record the common share investment at cost and test for impairment. The investment had impairment indicators during 2022 and 2023, and was fully impaired by the end of 2023. The Company also considers observable transactions of the common shares for indicators of fair value but there have been none. Cumulative impairment related to the common shares was $2.9 million and the net carrying value was $nil at December 31, 2024.

12. ASSET ACQUISITIONS AND BUSINESS COMBINATIONS

2025 Acquisition

United business combination

On January 30, 2025, the Company and United, a South Dakota corporation, entered into a Share Purchase Agreement (the "United Purchase Agreement") pursuant to which the Company purchased 100% of the issued and outstanding common shares of United (the "United Common Shares"). Under the terms of the United Purchase Agreement, the Company agreed to purchase the United Common Shares from the group of sellers listed in the United Purchase Agreement (the "United Sellers"), which included Clifford Starke and Sammy Dorf, each of whom were directors of the Company, and the Company's Chief Financial Officer, Dany Vaiman (together, the "Related Parties") for (i) 23,688 shares of the Company, valued at $0.8 million utilizing the $34.32 share price on February 4, 2025, and representing 4.99% of the outstanding common shares of the Company as of January 30, 2025, issued to the United Sellers who are not Related Parties and (ii) promissory notes with five year maturities that accrue interest at a rate of 6% per annum in an aggregate principal amount of $2.1 million issued to the United Sellers. Total consideration for the United acquisition was $2.9 million.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

United was founded in 2024 and is a distributor of cannabis-infused drinks. The acquisition allowed the Company to drive synergies with its existing portfolio of brands.

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

As discussed in Note 2 and Note 5, the Company transferred 100% of the issued and outstanding equity interests of United and other entities to Flora Growth US Holdings LLC and certain Noteholders of the Company in exchange for full satisfaction of the balance receivable under the promissory notes.

2024 Acquisitions

TruHC business combination

On April 16, 2024, the Company entered into a Stock Purchase Agreement (the "TruHC Purchase Agreement") with TruHC (the "TruHC Seller") pursuant to which the Company acquired all of the issued and outstanding shares of TruHC in exchange for 71,044 common shares of the Company (the "TruHC Purchase Price"), valued at $4.3 million.

The TruHC Purchase Price was paid and satisfied by the Company in two closings. At the first closing on April 22, 2024, the Company issued 54,751 of its common shares, which was equal to 19.99% of the Company's issued and outstanding common shares prior to signing the TruHC Purchase Agreement, to the TruHC Seller. The common shares issued at the first closing on April 22, 2024, valued at $3.3 million, represented a 77% ownership in TruHC. The remaining 23% noncontrolling interest was valued at $1.0 million, which represents the 16,293 common shares to be issued at the second closing multiplied by the $60.84 share price at the first closing. The second closing occurred on November 27, 2024 when the Company issued 16,293 of its common shares, valued at $1.0 million, to the TruHC Seller after receiving shareholder approval for such issuance in accordance with the rules of the Nasdaq Stock Capital Market at its annual general meeting of shareholders, held August 14, 2024.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

TruHC is an early-stage cannabis company based in Hamburg, Germany, that holds wholesale, processing and production licenses for medical cannabis as well as a facility offering flexible production space with European Union Good Manufacturing Practice ("EU-GMP") certified modules. The acquisition allowed the Company to leverage TruHC's German network and EU-GMP production facility and maximize the benefits of the recent cannabis legislation passed in Germany.

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

As discussed in Note 2 and Note 5, the Company transferred 100% of the issued and outstanding equity interests of TruHC and other entities to Flora Growth US Holdings LLC and certain Noteholders of the Company in exchange for full satisfaction of the balance receivable under the promissory notes issued by the Company to such Noteholders as part of the Company's acquisition of United Beverage Distribution Inc. on February 4, 2025.

AV business combination

On June 4, 2024, the Company acquired 100% of the issued and outstanding common shares of AV in exchange for 14,103 common shares of the Company, valued at $0.6 million, which represents the 14,103 common shares issued multiplied by the $45.24 share price on June 4, 2024. AV was founded in 2010 and is an online retailer of vaporizers, hardware, and accessories in Australia. The acquisition provided the Company with a historically profitable business and allowed the Company to drive synergies with its existing portfolio of brands.

The purchase is accounted for as a business combination with amounts recognized as at the acquisition date for each major class of assets acquired and liabilities assumed are as follows:

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

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

As discussed in Note 2 and Note 5, the Company transferred 100% of the issued and outstanding equity interests of AV and other entities to Flora Growth US Holdings LLC and certain Noteholders of the Company in exchange for full satisfaction of the balance receivable under the promissory notes issued by the Company to such Noteholders as part of the Company's acquisition of United Beverage Distribution Inc. on February 4, 2025.

13. IMPAIRMENT OF ASSETS

The Company tests its goodwill for impairment as part of its annual fourth quarter impairment test, and at interim periods when impairment indicators exist. The Company's goodwill was assigned to the reporting units associated with the original acquisition of those operations. Management determined the Company's reporting units for impairment testing were its former reportable segments shown in Note 25, but with the former house of brands segment broken down into separate reporting units for the Company's JustCBD, Vessel, United and AV product groups of assets, and with the former commercial and wholesale segment broken down into separate reporting units for the Company's FGH and TruHC reporting units.

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

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

2025 Impairment Test of Discontinued Operations

For the year ended December 31, 2025, all the Company's goodwill was associated with the Cannabis Business. As such, the Company assessed the goodwill and long-lived assets of each of the Cannabis Business for indicators of impairment. While no indicators of impairment were noted, the Company determined the fair value of the disposal group was less than the carrying value of the net assets. The carrying value of the TruHC reporting unit was $4.9 million, comprised mainly of goodwill of $2.2 million and licenses of $2.5 million. Because the fair value of the disposal group was less than the carrying amount of the net assets, the Company recorded an impairment of $1.4 million within the commercial and wholesale segment. This item was recorded in the loss from discontinued operations, net of taxes caption on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

Other Long-Lived Asset Impairment Tests for the year ended December 31, 2025

As discussed in Note 15, the Company had been subleasing retail space in Miami, Florida to a third party since the third quarter of 2023. The Company is leasing this retail space pursuant to a lease agreement that expires in November 2026, which is the same term as the sublease agreement. In March 2025, the sublessor informed the Company that it planned to terminate the sublease agreement, effective in May 2025. The Company considered this to be an indicator of impairment, and, thus, performed a quantitative analysis as of March 31, 2025 to determine if impairment existed by comparing the carrying amount of the operating lease right of use asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. This analysis indicated the asset values may not be recoverable. The Company then calculated the fair value of this asset using an income approach. As a result, the Company recorded an impairment of operating lease right of use assets within its corporate asset group and segment totaling less than $0.1 million. These charges were recorded in the asset impairment caption on the consolidated statements of loss and comprehensive loss. The Company has found a new sublessor for this space under an agreement with similar payment terms as the original sublease. Therefore, there were no further indicators of impairment as of December 31, 2025.

2024 Impairment Test of Discontinued Operations

The Company qualitatively assessed whether it is more likely than not that the fair value of TruHC is less than its carrying amount, including goodwill. Based on that assessment, the Company determined that this condition, for TruHC, does not exist. As such, performing the first step of the two-step test impairment test for TruHC was unnecessary.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

2024 Goodwill Impairment Test of AV

At September 30, 2024, the Company's AV reporting unit had external indicators of impairment due to new limitations by the Australian government that limits the sales of vaporizers containing nicotine to only pharmacies, which are likely to negatively impact AV's direct-to-consumer online sales. As such, the Company tested the AV reporting unit for impairment as at September 30, 2024 and determined that the carrying value of the AV reporting unit's assets exceeded the recoverable amount, resulting in goodwill impairment of $0.2 million recorded in the period ending September 30, 2024. The impairment is recorded in the loss from discontinued operations, net of taxes caption on consolidated statements of loss and comprehensive loss.

AV's September 30, 2024 carrying value of $0.6 million was comprised primarily of goodwill of $0.2 million and other long-lived assets of $0.2 million. The carrying value is reduced by inseparable market participant liabilities associated with the June 2024 acquisition of AV which includes $0.1 million of lease liability. The estimated recoverable amount of AV at September 30, 2024 was $nil, resulting in goodwill impairment of the remaining $0.2 million as the carrying value of the reporting unit's assets exceeds the recoverable amount. The impairment is recorded in the loss from discontinued operations, net of taxes caption on consolidated statements of loss and comprehensive loss.

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

Other Long-Lived Asset Impairment Tests for the year ended December 31, 2024

For asset groups that had indicators of impairment, the Company performed a quantitative analysis as of each interim period in 2024 to determine if impairment existed by comparing the carrying amount of each asset group to the future undiscounted cash flows the asset group is expected to generate over their remaining lives. This analysis indicated that certain asset values may not be recoverable. The Company then calculated the fair value of these assets using an income approach. These analyses are discussed below. All the below charges were recorded in the loss from discontinued operations, net of taxes caption on the consolidated statements of loss and comprehensive loss for the year ended December 31, 2024. These impairment test valuations are considered a Level 3 method within the ASC 820 fair value hierarchy.

On May 7, 2024, Just Brands LLC agreed to a settlement and general release, whereby Just Brands LLC is to remove the products subject to the stop sales orders from the state of Florida and accept a five-year revocation of its food permit in the state of Florida. As a result of this settlement, the Company began negotiations to exit its current warehouse lease in Pompano Beach, FL, and searching for a new warehousing facility in a different state. The Company considered this to be an indicator of impairment and, thus, performed a quantitative analysis as of March 31, 2024 to determine if impairment existed by comparing the carrying amount of the operating lease right of use asset and related leasehold improvements to the future undiscounted cash flows the asset is expected to generate over its remaining life. This analysis indicated the asset values may not be recoverable. The Company then calculated the fair value of this asset using an income approach. As a result, the Company recorded an impairment of operating lease right of use assets and property, plant and equipment within its Vessel asset group within the house of brands segment totaling $0.9 million. The key inputs included in the recoverable amount calculations are the potential sub-lease recoveries and a 10% discount rate. As a sensitivity assessment to the recoverable amount calculations, increasing the discount rate in the income approach model by 3% would result in a nominal decrease of the recoverable amounts.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

Likewise, a facility lease housing the High Roller Private Label LLC operations expired on June 30, 2024, and the Company had completed the move of these operations to the new warehouse in Pompano Beach, FL. The Company determined that much of the machinery and office equipment at the old facility would not be used at the new facility. As such, the Company looked to sell these assets. The Company was able to estimate the selling price of each asset as well as any potential cost of sales, which was then compared to the current book value of the assets. The difference of $0.1 million was recorded within its JustCBD asset group within the house of brands segment for the period ending June 30, 2024. The Company had been unsuccessful in selling these assets and had no intention of utilizing them in the future. As such, the Company believed the value of these assets was $nil and recorded impairment of $0.1 million within its JustCBD asset group within the house of brands segment for the period ending December 31, 2024. The key inputs included in the recoverable amount calculations are the expected selling prices of each asset. As a sensitivity assessment to the recoverable amount calculations, increasing the selling prices by 3% would result in a nominal increase of the recoverable amounts.

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

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

14. DEBT

The Company's debt consisted of the following:

	December 31, 2025	December 31, 2024
Zero Gravity Convertible Note (carrying amount of 51,000,000 0G)	$50,723	$-
Euro credit facility	2,706	2,080
Other secured debt	60	-
Total debt	53,489	2,080
Current portion of long-term debt	2,722	2,080
Long-term debt	$50,767	$-

Zero Gravity Convertible Note

On October 23, 2025, the Company received 50,000,000 0G Tokens from Zero Gravity in exchange for the issuance of the Zero Gravity Convertible Note in an aggregate original principal amount of 50,000,000 0G Tokens as part of the Cryptocurrency Offering discussed in Note 1. The Zero Gravity Convertible Note, which matures on September 22, 2035 and contains an option for the Company to prepay at any time by delivering the 0G Tokens back to the holder without penalty, was valued at $87.9 million on October 23, 2025. The Company has elected the fair value option under ASC 825-10-50-28 and accordingly measures the instrument at fair value each reporting period with changes in fair value recognized in the changes in financial instruments fair value line on the consolidated statements of loss and comprehensive loss. The fair value of the Zero Gravity Convertible Note was determined using a Monte Carlo simulation incorporating Brownian motion, which simulates a distribution of stock prices of the Company and the 0G Token prices throughout the term of the notes. The significant inputs to the valuation include an 9.9-year term to maturity, the closing value of 0G on October 23, 2025 ($1.76), the closing price of the Company’s common stock on October 23, 2025 ($13.87), a discount rate of 21.0%, a risk-free rate of return of 3.63%, a volatility of 102% based on the available historical volatility of Solana calculated from its historical daily returns, a contractual conversion price of $33.34, and an 8.0% interest rate on the note.

The Zero Gravity Convertible Note accrues interest payable in 0G Tokens, or in cash at $3.00 per token at the holder’s option, at a rate of eight percent (8.0%) per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 (each such date, an "Interest Payment Date"). At the Company’s option, with respect to any Interest Payment Date through and including September 30, 2026, accrued interest for the applicable period can be payable in-kind by capitalizing and adding such accrued interest to the outstanding 0G Token principal amount. The Zero Gravity Convertible Note is denominated in 0G Tokens. However, at maturity, the original principal of the note is repayable in 0G whereas the holder can demand interest in either 0G Tokens or in cash at $3.00 per token. Shareholder approval of the issuance of the Common Shares underlying the Zero Gravity Convertible Note was obtained at the Shareholder Meeting, which occurred on December 19, 2025, and the Zero Gravity Convertible Note and accrued and unpaid interest became convertible into common shares (the "Zero Gravity Note Shares") at a conversion ratio of the U.S. Dollar Value (as defined in the Zero Gravity Convertible Note) of Tokens divided by $33.34, subject to updates in accordance with the terms of the Zero Gravity Convertible Note. This conversion is also limited to a 4.99% maximum ownership percentage of the number of Common Shares outstanding immediately after giving effect of such issuance. The 0G Tokens related to the Zero Gravity Convertible Note contain restrictions that prevent the Company from selling the tokens or the related staking rewards unless it obtains prior written consent from Zero Gravity.

As of December 31, 2025, the total outstanding amount on the Zero Gravity Convertible Note was 51,000,000 0G Tokens with a fair value of $50.7 million. The reduction in outstanding amount from the date of issuance was due mainly to a fair value adjustment of $37.1 million. The fair value of the Zero Gravity Convertible Note was determined as the lower of the prepayment amount and the fair value using a Monte Carlo simulation incorporating Brownian motion, which simulates a distribution of stock prices of the Company and the 0G Token prices throughout the term of the notes. The significant inputs to the valuation include an 9.7-year term to maturity, the closing value of 0G on December 31, 2025 ($0.98), the closing price of the Company’s common stock on December 31, 2025 ($6.26), a discount rate of 21.5%, a risk-free rate of return of 3.84%, a volatility of 101% based on the available historical volatility of Solana calculated from its historical daily returns, a contractual conversion price of $33.34, and an 8.0% interest rate on the note. The amount for the Zero Gravity Convertible Note is measured as a Level 3 fair value financial instrument within the fair value hierarchy.

PIPE Note

On October 24, 2025, the Company received 95,333 Solana in exchange for the issuance of the PIPE Note in an aggregate original principal amount of 95,333 Solana as part of the September 2025 private placement discussed in Note 14. The PIPE Note matures on October 24, 2030, but the holder can demand full prepayment during two 60-day windows after the 1st and 2nd anniversaries of issuance. The PIPE Note was valued at $14.7 million on October 24, 2025. The Company has elected the fair value option under ASC 825-10-50-28 and accordingly measures the instrument at fair value each reporting period with changes in fair value recognized in the changes in financial instruments fair value line on the consolidated statements of loss and comprehensive loss. The fair value of the PIPE Note was determined using a Monte Carlo simulation incorporating Brownian motion, which simulates a distribution of stock prices of the Company and Solana prices throughout the term of the notes. The significant inputs to the valuation include a 5.0-year term to maturity, the closing value of Solana on October 24, 2025 ($193.58), the closing price of the Company’s common stock on October 24, 2025 ($13.30), a discount rate of 112.5%, a risk-free rate of return of 3.30%, a volatility of 102% based on the available historical volatility of Solana calculated from its historical daily returns, a contractual conversion price of $33.34, and an 8.0% interest rate on the note. Because of the prepayment feature, the simulation analysis further considers if the holder would require the Company to prepay the note on either the 1st anniversary or the 2nd anniversary of the issuance date (the "Put Date"). The calculation is based on the higher of: i) the put value at each Put Date (calculated based on the higher of the Solana price or USD equivalent at $240) or ii) the present value of the Note at maturity (either conversion or repayment) plus the present value of forgone interest to the maturity date.

The PIPE Note accrues interest payable in Tokens at a rate of eight percent (8.0%) per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 (each such date, an "Interest Payment Date"). At the Company’s option, with respect to any Interest Payment Date through and including September 30, 2026, accrued interest may be payable in kind by capitalizing and adding to the outstanding principal amount. The PIPE Note is denominated in Solana, but the holder can demand repayment of principal and interest in USD at a fixed conversion rate of $240. Shareholder approval was obtained at the Shareholder Meeting, which occurred on December 19, 2025, and the PIPE Note and accrued and unpaid interest became convertible into common shares at a conversion ratio of the U.S. Dollar value of Solana divided by $33.34. This conversion was also limited to a 4.99% maximum ownership percentage of the number of Common Shares outstanding immediately after giving effect of such issuance.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

On December 29, 2025, the Company entered into a note settlement agreement (the "Note Settlement Agreement") with the holder pursuant to which the PIPE Note was settled. The Note Settlement Agreement provided that upon payment by the Company to the holder on December 30, 2025 of: (i) 96,162 Solana with a value of $9.9 million based on the $124.88 closing price of Solana on December 30, 2025 as reported on its principal market, Kraken, and reduced by a 19.5% DLOM for the portion of the Solana that was locked, (ii) $1.8 million in cash and (iii) 111,550 common shares of the Company, with a value of $0.7 million based on the $6.33 per share closing share price on December 30, 2025, then the Company was deemed to have paid the entire principal and interest of the PIPE Note in full, the Company had no further obligations under the PIPE Note, and the PIPE Note was deemed to be satisfied.

As of December 30, 2025, the date of settlement, PIPE Note was valued at $13.9 million. The fair value of the PIPE Note was determined using a Monte Carlo simulation incorporating Brownian motion, which simulates a distribution of stock prices of the Company and Solana prices throughout the term of the notes. The significant inputs to the valuation include a 4.8-year term to maturity, the closing value of Solana on the December 30, 2025 ($124.88), the closing price of the Company’s common stock on December 30, 2025 ($6.33), a discount rate of 112.9%, a risk-free rate of return of 3.47%, a volatility of 101% based on the available historical volatility of Solana calculated from its historical daily returns, a contractual conversion price of $33.34, and an 8.0% interest rate on the note. Because of the prepayment feature, the simulation analysis further considers if the holder would require the Company to prepay the note on either the 1st anniversary or the 2nd anniversary of the issuance date (the "Put Date"). The calculation is based on the higher of: i) the put value at each Put Date (calculated based on the higher of the Solana price or USD equivalent at $240) or ii) the present value of the Note at maturity (either conversion or repayment) plus the present value of forgone interest to the maturity date. The amount for the PIPE Note is measured as a Level 3 fair value financial instrument within the fair value hierarchy as at December 30, 2025.

The Company recorded a gain on the settlement of the PIPE note of $1.6 million, which was recorded in the changes in financial instruments fair value line on the consolidated statements of loss and comprehensive loss for the year ended December 31, 2025.

Euro credit facility

The Company, through its Phatebo subsidiary, has credit facilities totaling 2.4 million Euro, or $2.8 million (2024 - 2.4 million Euro, or $2.5 million), at three different banks in Germany. These arrangements are open-ended without predetermined maturity dates. Principal and interest payments are due at the end of the respective terms, with interest payable either monthly or at the end of the term, depending on the lending institution. Interest rates can be adjusted every three to six months. As of December 31, 2025, the total outstanding amount on these credit facilities was 2.3 million Euro, or $2.7 million, (2024 - $2.0 million Euro, $2.1 million) with a weighted average interest rate of 7.44% and due within the next twelve months. These credit facilities are secured by various guarantees, including payment guarantees upon default.

United promissory notes (Related Parties)

As discussed in Note 12, the Company issued promissory notes with five-year maturities that accrue interest at a rate of 6% per annum in an aggregate principal amount of $2.1 million to the Sellers of United on February 4, 2025. The promissory notes required the first payments of principal and interest to be made in February 2026. On September 26, 2025, the Company transferred the equity and assets of the Cannabis Business in exchange for the cancellation of the promissory notes. See Note 5. At September 26, 2025, the total outstanding amount of these promissory notes was $2.2 million, $0.4 million of which was due within the next 12 months. Of the total amount outstanding at September 26, 2025, $1.9 million was owed to the Related Parties. These promissory notes were secured by payments guarantees and a default interest rate of 11% upon default.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

Maturities

The following table shows the maturities of the Company's debt instruments outstanding as of December 31, 2025.

Payments
2026	$2,722
2027	18
2028	19
2029	7
2030	-
Thereafter	50,723
Total	$53,489

15. LEASES

The Company's leases primarily consist of administrative real estate leases in Germany and the United States. Management has determined all the Company's leases are operating leases through December 31, 2025. Information regarding the Company's leases is as follows:

Thousands of United States dollars	Year ended December 31, 2025	Year ended December 31, 2024
Components of lease expense
Operating lease expense	$151	$102
Short-term lease expense	39	19
Sublease income	(105)	(103)
Total lease expense	$85	$18

Other Information
Operating cash outflows from operating leases	$209	$158
ROU assets obtained in exchange for new operating lease liabilities	325	111
Weighted-average remaining lease term in years for operating leases	3.4	2.2
Weighted-average discount rate for operating leases	9.4%	9.2%

Maturities of operating lease liabilities as of December 31, 2025 are as follows:

Thousands of United States dollars	Operating Leases
2026	$195
2027	111
2028	103
2029	89
2030	15
Thereafter	-
Total future lease payments	513
Less: imputed interest	(71)
Total lease liabilities	442
Less: current lease liabilities	(163)
Total non-current lease liabilities	$279

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

Some of the Company's leases contain renewal options to continue the leases for another term equivalent to the original term, which are generally up to five years. The lease liabilities above include renewal terms that management has executed or is reasonably certain of renewing, which only included leases that would have expired in 2025 or 2026.

In March 2025, the Company began leasing 10,400 sq. ft. of warehouse and office space in Hilzingen, Germany, for $1,000 a month, pursuant to a lease agreement that expires in February 2030.

The Company's operating lease of retail space in Miami, FL expires November 30, 2026. The lease includes an option to extend the lease term for the entire space for a period of five years at the end of the current lease term. At December 31, 2024, the renewal option is not included in the related operating right of use asset recorded. The Company had been subleasing this retail space to a third party since the third quarter of 2023. The Company received notification from the sublessor in March 2025 of its intention to exit the sublease. In July 2025, the Company began subleasing the retail space to a new third party with the new sublease agreement effective through November 30, 2026 and containing one option to renew for five more years.

16. SHARE CAPITAL

Authorized and issued

The Company is authorized to issue an unlimited number of common shares, no par value. On August 4, 2025, the Company consolidated its issued and outstanding common shares based on one new common share of the Company for every thirty-nine existing common shares of the Company. All common shares and per share amounts have been restated to give retroactive effect to the share consolidation. See discussion below.

The Company had the following significant common share transactions:

Year ended December 31, 2025

SEPTEMBER 2025 PRIVATE PLACEMENT

On September 19, 2025, the Company entered into securities purchase agreements with certain investors pursuant to which the Company agreed to sell and issue the following securities in private placement offerings (collectively, the “PIPE Offering”): (i) 116,340 common share units (“PIPE Common Share Units”) at a unit price of $25.19, payable in cash, for aggregate gross proceeds of $2.9 million, with each unit consisting of one common share (“PIPE Common Share”) and 0.2 of a warrant to purchase one common share at an exercise price of $25.19 (“PIPE Warrant”); (ii) 419,975 pre-funded warrant units (“PIPE Pre-Funded Warrant Units”) at a unit price of $25.1899, payable in cash, for aggregate gross proceeds of $10.6 million, with each unit consisting of one pre-funded warrant to purchase one common share at an exercise price of $0.0001 (“PIPE Pre-Funded Warrant”) and 0.2 of a PIPE Warrant; (iii) 8,546,955 PIPE Pre-Funded Warrants at a unit price of $25.1899, payable in 71,766,135 0G Tokens (as defined below); and (iv) an unsecured convertible note in an aggregate original principal amount of 95,333 Solana (the “PIPE Note”).

On September 19, 2025, the Company entered into an arrangement with Zero Gravity pursuant to which the Company agreed to (i) borrow 50,000,000 0G Tokens from Zero Gravity under a term loan agreement ("Loan Agreement"), and (ii) issue to Zero Gravity in a private placement offering 1,786,423 warrants to purchase one common share at an exercise price of $0.01 ("Loan Agreement Warrants"). On September 22, 2025, the Company entered into the Zero Gravity Convertible Note that will replace the Loan Agreement and Loan Agreement Warrants, subject to closing. The Zero Gravity Convertible Note was issued on October 23, 2025, at which date the 50,000,000 0G Tokens were received.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

The Company issued 116,340 PIPE Common Shares on September 26, 2025, in connection with the closing of the PIPE Offering. The PIPE Common Shares were issued for cash proceeds in bundled transactions that included PIPE Warrants and, in certain cases, PIPE Pre-Funded Warrants. For each transaction, cash proceeds were allocated among the underlying securities based on relative fair values at issuance. The fair values of the PIPE Common Shares and PIPE Pre-Funded Warrants reflect the Company's common share closing price of $21.10 per share on that date. The fair value of the PIPE Warrants was determined using the Black-Scholes option pricing model with the following inputs: share price of $21.10, risk-free interest rate of 3.7%, expected volatility of 102.5%, expected term of 1,825 days, and dividend yield of 0%. Of the $13.3 million of total cash proceeds, $2.5 million were allocated to PIPE Common Shares. PIPE Common Shares are recorded net of $1.1 million of issuance costs. A total of 69,520 of the PIPE Pre-Funded Warrants were exercised for the Company's common shares during the year ended December 31, 2025. See Note 18.

SEPTEMBER 2025 AT THE MARKET ("ATM") OFFERING

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

Subject to the terms and conditions of the Sales Agreement, the Agent is to use its commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the Nasdaq Capital Market, to sell on the Company's behalf all of the Common Shares requested to be sold by the Company. The Company may instruct the Agent not to sell Common Shares if the sales cannot be effected at or above the price designated by the Company in any such instruction. The Company or the Agent may suspend the offering of Common Shares being made through the Agent under the Sales Agreement upon proper notice to the other parties.

Unless otherwise agreed between the Company and the Agent, settlement for sales of the Common Shares are to occur on the first trading day following the date on which any sales are made. Sales of the Common Shares are to be settled through the facilities of The Depository Trust Company or by such other means as the Company and the Sales Agents may agree.

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

The Company issued a total of 134,089 common shares of the Company at an average purchase price of $11.20 per share for gross proceeds of $1.5 million in the year ended December 31, 2025. See Note 26 for issuances subsequent to December 31, 2025.

MAY 2025 PRIVATE PLACEMENT

On May 2, 2025, the Company entered into a securities purchase agreement (the "May 2025 Securities Purchase Agreement") with certain investors (the "May 2025 Investors") in connection with the issuance and sale by the Company to the May 2025 Investors via a private placement (the "May 2025 Private Placement") of an aggregate of 80,340 common shares (the "May 2025 Common Shares") at a purchase price of $11.70 per share and 18,642 pre-funded warrants of the Company (the "May 2025 Pre-funded Warrants") at a purchase price of $11.6961 per warrant each to purchase one common share which were immediately exercisable and expire when exercised in full, at an exercise price of $0.0039 per share.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

The net proceeds from the sale of the May 2025 Common Shares and May 2025 Pre-funded Warrants were approximately $1.1 million after deducting estimated expenses relating to the May 2025 Private Placement. From these net proceeds the Company used $0.4 million to purchase Solana, $0.4 million to purchase Ethereum, $0.1 million to purchase Sui, $0.1 million to purchase Ripple, and the balance for general corporate and working capital purposes and to pay any fees and expenses of the offering.

A total of 18,642 of these pre-funded warrants were exercised for common shares during the year ended December 31, 2025. See Note 18. The Company filed a registration statement on Form S-3 on May 14, 2025.

FEBRUARY 2025 PAYMENT TO UNITED OWNERS

As discussed in Note 12, the Company issued 23,688 of its common shares valued at $0.8 million to certain prior owners of United, who were also Related Parties, as part of the Company's acquisition of 100% of the issued and outstanding common shares of United on February 4, 2025.

OTHER ISSUANCES

On November 28, 2025, the Company entered into a share purchase agreement (the "ELOC Agreement") with White Lion Capital LLC ("White Lion") pursuant to which White Lion has agreed to purchase from the Company up to an aggregate of $25.0 million of common shares from time to time over the term of the ELOC Agreement, which amount may be increased to up to an aggregate of $50.0 million of common shares upon mutual agreement by the parties and subject to the satisfaction of certain conditions (the "Total ELOC Commitment"). Also, on November 28, 2025, the Company entered into a registration rights agreement with White Lion (the "Registration Rights Agreement"). Pursuant to its obligations under the Registration Rights Agreement, the Company has filed with the SEC the registration statement that includes this prospectus to register the resale under the Securities Act of the common shares that may be issued to White Lion pursuant to the Total ELOC Commitment under the ELOC Agreement. On December 10, 2025, the Company issued 13,469 common shares to White Lion valued at $0.1 million as a commitment fee for the ELOC Agreement.

The ELOC Agreement was negotiated and executed on an arm’s-length basis between independent parties with no existing relationship, and the pricing and other material terms are based on observable market inputs and customary conditions for similar financing arrangements. Accordingly, the Company has accounted for and disclosed the ELOC Agreement as a transaction with a non-related party.

As discussed in Note 14, the Company issued 111,550 common shares of the Company valued at $0.7 million on December 30, 2025 in connection with the Note Settlement Agreement.

Year ended December 31, 2024

DECEMBER 2024 EQUITY OFFERINGS

On December 16, 2024, the Company closed a registered direct offering of 73,077 of the Company's common shares at a public offering price of $48.75 per Common Share for gross proceeds of $3.6 million. The Company paid $0.8 million in issuance costs relating to the December 2024 registered direct offering.

On December 10, 2024 and December 11, 2024, the Company sold an aggregate of 10,899 of the Company’s common shares at a price of $65.13 per common share for gross proceeds of $0.7 million pursuant to separate subscription agreements entered into between the Company and certain institutional investors. The common shares to be issued were offered pursuant to the Company's Offering Statement on Form 1-A, initially filed by the Company with the SEC under the Securities Act, on July 16, 2024, as subsequently amended with the SEC on each of August 7, 2024, October 15, 2024, and November 22, 2024, and most recently qualified by the SEC on November 29, 2024. The Company paid $0.1 million in issuance costs relating to the December 2024 Form 1-A offering.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

APRIL AND NOVEMBER 2024 PAYMENTS TO TRUHC OWNERS

As discussed in Note 12, the Company issued 54,751 of its common shares valued at $3.3 million to the prior owners of TruHC as part of the first closing of the Company's acquisition of TruHC on April 22, 2024. The first closing made up 77% of the total agreed upon share price of 71,044 common shares of the Company. The remaining 16,293 common shares of the Company valued at $1.0 million were issued to the prior owners of TruHC as part of the second closing on November 27, 2024, after receiving shareholder approval for such issuance in accordance with the rules of the Nasdaq Capital Market at its annual general meeting of shareholders, held August 14, 2024.

JUNE 2024 PAYMENT TO AV OWNERS

As discussed in Note 12, the Company issued 14,103 of its common shares valued at $0.6 million to the prior owners of AV as part of the Company's acquisition of 100% of the issued and outstanding common shares of AV on June 4, 2024.

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

AT THE MARKET ("ATM") OFFERING

On April 26, 2024, the Company entered into an ATM Issuances Sales Agreement (the "ATM Sales Agreement") with Aegis Capital Corp. (the "ATM Agent") pursuant to which the Company could sell from time to time, at its option, common shares through the ATM Agent in its capacity as sales agent. The sale of common shares, if any, was to be made under the Company's registration statement filed on Form S-3 (File No. 333-274204) (the "Registration Statement"), by any method that is deemed to be an "at the market offering" as defined in Rule 415(a)(4) under the Securities Act.

Subject to the terms and conditions of the ATM Sales Agreement, the ATM Agent was to use its commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the Nasdaq Capital Market to sell on the Company's behalf all of the common shares requested to be sold by the Company. The ATM Agent was to offer the common shares, subject to the terms and conditions of the ATM Sales Agreement, on a daily basis or as otherwise agreed upon by the Company and the ATM Agent. The Company was to designate the maximum amount of common shares to be sold through the ATM Agent on a daily basis or otherwise determine such maximum amount, together with the ATM Agent. The Company could instruct the ATM Agent not to sell common shares if the sales cannot be effected at or above the price designated by the Company in any such instruction. The Company or the ATM Agent could suspend the offering of common shares being made through the ATM Agent under the ATM Sales Agreement upon proper notice to the other parties.

The aggregate compensation payable to the ATM Agent, on behalf of the ATM Agent, was to be up to 3.0% of the aggregate gross proceeds from each sale of the common shares sold through the ATM Agent pursuant to the ATM Sales Agreement. In addition, the Company had agreed in the ATM Sales Agreement to provide indemnification and contribution to the ATM Agent against certain liabilities, including liabilities under the Securities Act.

The Company was not obligated to make any sales of common shares under the ATM Sales Agreement. The offering of common shares pursuant to the ATM Sales Agreement was to terminate upon the termination of the ATM Sales Agreement by the Company or by the ATM Agent, only with respect to itself, under the circumstances specified in the ATM Sales Agreement. The Company did not sell any of its common shares under the ATM Sales Agreement. On December 12, 2024, the Company and the ATM Agent mutually agreed to terminate the ATM Sales Agreement effective as of December 12, 2024. On December 12, 2024, the Company filed a prospectus supplement to de-register the common shares registered with the SEC for issuance under the ATM Program.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

OTHER ISSUANCES

On March 8, 2024, the Company entered into a settlement agreement with a third party pursuant to which the Company issued 1,283 common shares of the Company, valued at $0.1 million, to a third party to settle outstanding amounts owed.

17. SHARE BASED COMPENSATION

The Company adopted the Flora Growth Corp. 2022 Incentive Compensation Plan (the “2022 Plan”) to attract, retain and motivate independent directors, executives, key employees and consultants. The 2022 Plan was approved by the Company’s shareholders on July 5, 2022, and reserves an aggregate of 7,693 of the Company’s common shares for issuance in connection with Awards (as defined in the 2022 Plan) granted under the 2022 Plan. The 2022 Plan was amended on June 6, 2023, with approval from the Company’s shareholders, to increase the shares available under the 2022 Plan from 7,693 to 24,359. The 2022 Plan was amended, again, to increase the number of shares issuable thereunder from 24,359 to 64,103 shares on August 14, 2024, with approval from the Company’s shareholders. The 2022 Plan was amended, again, to increase the number of shares issuable thereunder from 64,103 to 115,385 shares on June 30, 2025, with approval from the Company’s shareholders. And on December 19, 2025 the 2022 Plan was amended, again, to increase the number of shares issuable thereunder from 115,385 to 1,506,892 shares. Previously, the Company’s shareholders had adopted a “rolling” stock option plan (the “Prior Plan”) which authorized the Company to grant stock options constituting up to 10% of the Company’s issued and outstanding common shares at the time of each option grant. Since the adoption of the 2022 Plan, no further grants have been made or will be made under the Prior Plan; however, any currently outstanding stock options granted prior to July 5, 2022 will remain in effect until they have been exercised or terminated or have expired in accordance with the terms of the Prior Plan. Under the 2022 Plan, the compensation committee of our board of directors (the “Committee”) may grant a variety of awards including stock options, stock appreciation rights (“SAR”s), restricted stock, restricted stock units, dividend equivalents and other stock-based awards.

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

Information relating to share options outstanding for the years ended December 31, 2025 and 2024 is as follows:

	Options Outstanding		Options Exercisable
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Balance, December 31, 2023	1,272	$1,055.74	1,143	$1,145.93
Granted	-	-	129	273.00
Forfeited or expired	(726)	729.07	(726)	731.99
Balance, December 31, 2024	546	1,490.10	546	1,490.10
Granted	1,178,020	7.31	-	-
Forfeited or expired	(107)	1,755.00	(107)	1,755.00
Balance, December 31, 2025	1,178,459	$7.84	439	$1,425.53

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

Information relating to share options outstanding and exercisable as at December 31, 2025 is as follows:

Date of expiry	Options outstanding	Options exercisable	Exercise price	Grant date fair value vested	Remaining life in years
September 25, 2026	52	52	$5,382.00	$205	0.7
December 16, 2026	98	98	1,591.20	111	1.0
January 17, 2027	65	65	1,326.00	63	1.0
January 26, 2027	30	30	1,154.40	25	1.1
March 17, 2033	129	129	273.00	31	7.2
July 5, 2033	65	65	522.60	31	7.5
December 19, 2035	1,178,020	-	7.31	304	10.0
	1,178,459	439	$7.84	$770	10.0

The fair value of stock options issued in years prior to December 31, 2024 were determined at the time of issuance using the Black-Scholes option pricing model. The stock options issued in the year ended December 31, 2025 were determined at the time of issuance using a Monte Carlo simulation incorporating Brownian motion, which simulates a distribution of stock prices for the Company throughout the term of the stock options, based on certain assumptions of stock price behavior. The significant inputs to the valuation include a 10-year term to expiration, the closing price of the Company’s common shares on the December 19, 2025 grant date ($7.31), a risk-free rate of return of 4.12% per annum, and a volatility of 102% based on the historical volatility of Solana calculated from its historical daily returns.

The total expense related to the options granted in the year ended December 31, 2025 was $0.3 million (2024 – less than $0.1 million). This expense is included in the share based compensation line on the consolidated statement of loss and comprehensive loss. The options granted in 2025 vest based on the Company's volume weighted average price ("VWAP") of the Company's Common Shares as follows:

Percentage of Options Vested	At or Above the Following VWAP on Any Trading Day
20%	$10.97
20%	$14.62
20%	$18.28
20%	$21.93
20%	$25.59

During the year ended December 31, 2025, 107 (2024 - 726) unexercised stock options expired following the termination of certain employees and independent directors and were charged to deficit.

There were no options exercised in the years ended December 31, 2025 and 2024. The total fair value of options vested in the year ended December 31, 2025 was $nil (2024 - less than $0.1 million).

For the years ended December 31, 2025 and 2024, there has been no recognized income tax benefits associated with stock options, and no amounts capitalized as part of the cost of an asset.

At December 31, 2025 the total remaining stock option cost for nonvested awards is expected to be $7.5 million over a weighted average future period of 0.7 years until the awards vest. A total of 1,178,020 options issued in 2025 will vest based on the VWAP of the Company’s Common Shares, as described above,  provided if the award holder is still employed or engaged by the Company or the twelve-month anniversary of the date the award holder’s service ceased.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

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

Information relating to restricted stock awards outstanding for the years ended December 31, 2025 and 2024:

	Number of restricted stock awards	Weighted average grant date fair value
Balance, December 31, 2023	10,025	$55.14
Granted	31,669	50.70
Cancelled	(91)	(269.10)
Vested	(41,268)	(49.36)
Balance, December 31, 2024	335	289.18
Vested	(69)	(366.60)
Balance, December 31, 2025	266	$269.10

The total expense related to the restricted stock awards for the year ended December 31, 2025 was less than $0.1 million (2024 - $1.6 million). This expense is included in the share based compensation line on the consolidated statements of loss and comprehensive loss. For the years ended December 31, 2025 and 2024, there have been no recognized income tax benefits associated with restricted stock awards.

The Company issued 31,669 restricted stock awards that vested immediately on December 15, 2024 at a total fair value of $1.6 million. The remaining restricted stock awards issued are to vest in 2026 provided the award holder is still employed or engaged by the Company. As of December 31, 2025, the Company had less than $0.1 million of unrecognized compensation expense related to restricted stock awards which is to be recognized over the next year.

There were no restricted stock awards expired or were forfeited in the year ended December 31, 2025 (2024 - 91).

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

On August 14, 2024, the Company granted 41,139 and 13,712 SARs to its Chief Executive Officer and Chief Financial Officer, respectively, which was approved by a majority of the Company's shareholders at the Company's annual meeting held on August 14, 2024. The fair value of the SARs at August 14, 2024 was determined using a Monte Carlo simulation incorporating Brownian motion. The significant inputs to the valuation include an 11-year term to maturity, the Company's closing share price at August 14, 2024 ($35.49), estimated volatility (110%) based on the Company's common share and comparable companies' historical volatilities, and risk-free rate of 3.8% per annum to discount the ending result to present value. The valuation also includes a derived service period, which is the median time to vest, as calculated by the model. This derived service period inherently contains some degree of estimation uncertainty.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

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

The vesting terms of the SARs granted on December 15, 2023 and August 14, 2024 to the Company's Chief Executive Officer were amended such that the first of nine tranches will vest upon the Company's share price increasing by 25% from $22.62, with each tranche thereafter requiring an additional 25% increase in share price. The vesting terms of the SARs granted on December 15, 2023 and August 14, 2024 to the Company's Chief Financial Officer were amended such that the first of eight tranches will vest upon the Company's share price increasing by 25% from $22.62, with each tranche thereafter requiring an additional 25% increase in share price. In accordance with ASC 718, the Company treated this modification of terms as an exchange of the original award for a new award. The fair value of the new SARs award was determined using a Monte Carlo simulation incorporating Brownian motion. The significant inputs to the valuation include a 10.1-year term to maturity, the Company's closing share price at June 30, 2025 ($22.62), estimated volatility (110%) based on the Company's common share and comparable companies' historical volatilities, and risk-free rate of 4.2% to discount the ending result to present value. The valuation also includes a new derived service period, which is the median time to vest, as calculated by the model. The new valuation resulted in an incremental value of less than $0.1 million, which, along with the unrecognized compensation cost, will be recognized as compensation cost over the new requisite service period.

The SARS granted on December 15, 2024, and amended on June 30, 2025, were vested at the grant date and the expense was accelerated at that time. There is no incremental fair value for these awards.

Mr. Clifford Starke resigned as director and Chief Executive Officer of the Company on October 1, 2025. Under terms of Mr. Starke's SARs agreement, this triggered the full vesting of his remaining outstanding SARS. Under terms of Mr. Starke's separation agreement, all his 41,139 SARs were cancelled on December 19, 2025.

Information relating to SARs outstanding for the years ended December 31, 2025 and 2024:

	SARs Outstanding
	Number of SARS	Grant date average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding balance, December 31, 2023	-	$-
Granted	66,137	$22.62
Outstanding balance, December 31, 2024	66,137	$22.62
Cancelled	(41,139)	$22.62
Outstanding balance, December 31, 2025	24,998	$22.62	9.32	$114
Exercisable balance, December 31, 2025	18,142	$22.62	9.21	$114

The total expense related to the SARs in the year ended December 31, 2025 was $0.9 million (2024 - $1.1 million). This expense is included in the share based compensation line on the consolidated statements of loss and comprehensive loss. For the years ended December 31, 2025 and 2024, there have been no recognized income tax benefits associated with SARs.

There were no SARs exercised for the years ended December 31, 2025 and 2024.

The SARs granted in 2024 will vest in tranches based on the derived service period, ranging from zero to one year, provided that the recipient is still employed or engaged by the Company.

18. WARRANTS

MAY 2025 PRIVATE PLACEMENT

As discussed in Note 16, the May 2, 2025 Private Placement included the 18,642 May 2025 Pre-funded Warrants at a purchase price of $11.6961 per warrant each to purchase one common share which shall be immediately exercisable and expire when exercised in full, at an exercise price of $0.0039 per share. The May 2025 Pre-Funded Warrants are classified as equity because they are freestanding financial instruments, are immediately exercisable, permit the holder to receive a fixed number of the Company's common shares and do not provide any guarantee of value or return. Due to the nominal exercise price and no expiration date, the May 2025 Pre-funded Warrants were allocated a value of $0.2 million at issuance based on the number issued multiplied by $11.6961 per unit cash immediately received. There were 18,642 May 2025 Pre-funded Warrants exercised during the year ending December 31, 2025. There were no May 2025 Pre-funded Warrants outstanding as of December 31, 2025. The intrinsic value of May 2025 Pre-funded Warrants exercised was $0.4 million.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

SEPTEMBER PRIVATE PLACEMENT

As discussed in Note 16, the Company issued an aggregate of 3,004,249 PIPE Pre-Funded Warrants and 105,666 PIPE Warrants on September 26, 2025, in connection with the first closing of the PIPE Offering. The Company issued another 5,962,681 PIPE Pre-Funded Warrants and 1,586 PIPE Warrants on October 9, 2025, in connection with the second closing of the PIPE Offering. Subject to shareholder approval, which occurred on December 19, 2025, each PIPE Pre-Funded Warrant entitles the holder to purchase one common share at an exercise price of $0.0001, and each PIPE Warrant entitles the holder to purchase one common share at an exercise price of $25.19. The PIPE Pre-Funded Warrants have no expiry date, whereas the PIPE Warrants expire 1,825 days after shareholder approval.

The PIPE Pre-Funded Warrants and the PIPE Warrants are classified as equity because they are freestanding financial instruments, are immediately exercisable, permit the holder to receive a fixed number of the Company's common shares and do not provide any guarantee of value or return.

Of the total PIPE Pre-Funded Warrants issued in connection with the first closing of the PIPE Offering, 2,592,212 were exchanged for 0G Tokens and recorded at fair value of $54.7 million, based on the Company's common share closing price of $21.10 per share on the issuance date. Of the total PIPE Pre-Funded Warrants issued in connection with the second closing of the PIPE Offering, 5,954,743 were exchanged for 0G Tokens and recorded at fair value of $113.3 million, based on the Company's common share closing price of $19.02 per share on the issuance date.

The remaining PIPE Pre-Funded Warrants and PIPE Warrants were issued for cash proceeds in bundled transactions that, in certain cases, also included PIPE Common Shares. For each transaction, cash proceeds were allocated among the underlying securities based on relative fair values at issuance. The fair values of the PIPE Common Shares and PIPE Pre-Funded Warrants from the first closing of the PIPE Offering reflect the Company's common share closing price of $21.10 per share on that date. The fair value of the PIPE Warrants was determined using the Black-Scholes option pricing model with the following inputs: share price of $21.10, risk-free interest rate of 3.7%, expected volatility of 102.5%, expected term of 1,825 days, and dividend yield of 0%. Of total cash proceeds of $13.3 million, $9.0 million was allocated to PIPE Pre-Funded Warrants and $1.7 million allocated to PIPE Warrants. The fair values of the PIPE Common Shares and PIPE Pre-Funded Warrants from the second closing of the PIPE Offering reflect the Company's common share closing price of $18.97 per share on that date. The fair value of the PIPE Warrants was determined using the Black-Scholes option pricing model with the following inputs: share price of $18.97, risk-free interest rate of 3.7%, expected volatility of 102.4%, expected term of 1,825 days, and dividend yield of 0%. Of total cash proceeds of $0.2 million, $0.2 million was allocated to PIPE Pre-Funded Warrants and less than $0.1 million allocated to PIPE Warrants.

There were 69,520 PIPE Pre-Funded Warrants exercised during the year ending December 31, 2025, and the total number of PIPE Pre-Funded Warrants outstanding was 8,897,410 as of December 31, 2025, all of which were vested were exercisable and have no expiry date. The intrinsic value of PIPE Pre-Funded Warrants exercised was $0.4 million.

There were no warrants exercised for the year ended December 31, 2024. The total fair value of warrants and pre-funded warrants granted during the year ended December 31, 2025 was $179.1 million (2024 - $nil).

For all warrants, common shares are newly issued from available authorized shares upon exercise of awards.

Information relating to warrants outstanding for the years ended December 31, 2025 and 2024, excluding the Pre-Funded and PIPE Pre-Funded Warrants:

	Number of warrants	Weighted average exercise price
Balance, December 31, 2023	61,144	$386.31
Balance, December 31, 2024	61,144	$386.31
Issued	107,252	$25.19
Balance, December 31, 2025	168,396	$156.31

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

The following tables show warrants outstanding as at December 31, 2025, excluding the Pre-Funded and PIPE Pre-Funded Warrants:

Date of expiry	Warrants outstanding	Exercise price	Grant date fair value	Remaining life in years

November 18, 2026	5,675	$2,925.00	$6,729	0.88
November 18, 2027	590	2,574.00	1,055	1.88
December 8, 2027	642	343.20	149	1.94
September 21, 2028	17,727	97.50	712	2.73
September 21, 2028	1,405	93.21	81	2.73
March 21, 2029	35,105	97.50	1,120	3.22
December 19, 2030	107,252	25.19	1,760	4.97
	168,396	$156.31	$11,606	4.19

19. RELATED PARTY DISCLOSURES

Key management personnel compensation

In addition to their contracted fees, directors and officers also participate in the Company's stock option program. Certain executive officers are subject to termination notices of 6 to 24 months and change of control payments (Note 20). Key management personnel compensation is comprised of the following:

	Year ended December 31, 2025	Year ended December 31, 2024
Directors' and officers' compensation	$2,868	$847
Share-based compensation	1,180	2,659
	$4,048	$3,506

The Company defines key management personnel as those persons having authority and responsibility for planning, directing, and controlling the activities of the Company directly or indirectly, and was determined to be executive officers and directors (executive and non-executive) of the Company. The remuneration of directors and key executives is determined by the Board having regard to the performance of individuals and market trends.

As at December 31, 2025, $0.2 million of the above directors' and officers' compensation was included in the trade payables and accrued liabilities (2024 - $0.1 million). These amounts are unsecured, non-interest bearing and due on demand.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

Related party transactions

On January 30, 2025, the Company and United entered the United Purchase Agreement pursuant to which the Company purchased 100% of the United Common Shares. Under the terms of the United Purchase Agreement, the Company agreed to purchase the United Common Shares from the United Sellers, which included Clifford Starke and Sammy Dorf, each of whom were directors of the Company at the time of the transaction, and the Company's chief financial officer, Dany Vaiman (together with Clifford Starke and Sammy Dorf, the "Related Parties") for (i) 23,688 shares of the Company, valued at $0.8 million utilizing the $34.32 share price on February 4, 2025, and representing 4.99% of the outstanding common shares of ZeroStack as of January 30, 2025, issued to the United Sellers who are not Related Parties and (ii) promissory notes with five year maturities that accrue interest at a rate of 6% per annum in an aggregate principal amount of $2.1 million issued to the Sellers. See Note 12.

On September 20, 2025, the Company entered into the Cannabis Sale Agreement with the Cannabis Investors, which included Clifford Starke and Sammy Dorf, each of whom were directors of the Company at the time of the transaction, and Dany Vaiman, the Company's chief financial officer. Under the Cannabis Sale Agreement, the Cannabis Investors acquired assets from the Company relating to the Company's hemp and cannabis related businesses. The sale of the Cannabis Business occurred following signing on September 26, 2025. The consideration received by the Company for the sale of the Cannabis Business consisted of the cancellation by the Cannabis Investors of all of the Company's obligations pursuant to promissory notes owed to the Cannabis Investors with five year maturities currently held by the Company with an aggregate amount of principal and accrued interest of approximately $2.2 million. See Note 5.

On October 9, 2025, Daniel Reis-Faria, the Company's chief operating officer, contributed 50,000,000 0G tokens valued at $113.3 million in exchange for 5,954,743 PIPE Prefunded Warrants as part of the second closing of the PIPE Offering. See Note 9 and Note 18.

On October 23, 2025, the Company received 50,000,000 0G Tokens from Zero Gravity in exchange for the issuance of the Zero Gravity Convertible Note in an aggregate original principal amount of 50,000,000 0G Tokens as part of the Cryptocurrency Offering. Michael Heinrich, the Company's executive chairman and a member of the Board, is the chief executive officer of Zero Gravity.

Prior to its acquisition by the Company, Harmony Health One ("Harmony"), a subsidiary of FGH, entered into an Intellectual Property License Agreement with Hampstead Private Capital Limited ("Hampstead") - a corporation controlled by the former Chief Executive Officer of the Company and former Chief Executive Officer of FGH. Under the terms of this agreement, Harmony is to pay Hampstead a royalty in the amount of 3.5% of the gross revenues from the sale of Harmony products. No royalty amounts had been recorded by the Company for the years ended December 31, 2025 and December 31, 2024, as there were no sales for the period after the Company acquired FGH. As discussed in Note 6, both FGH and Harmony made voluntary assignments in bankruptcy and a trustee of the estate of each was appointed on March 14, 2025.

20. COMMITMENTS AND CONTINGENCIES

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

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

Provisions

The Company's current known provisions and contingent liabilities consist of termination benefits and legal disputes. The sales tax provision included in the annual report for the year ended December 31, 2024 was part of the Cannabis Business sold on September 26, 2025, and is included in the current liabilities held for sale line on the consolidated statement of financial position.

Legal disputes
Balance as at December 31, 2023	$2,962
Payments/settlements	(7)
Additional provisions	1,190
Foreign currency translation	96
Balance as at December 31, 2024	4,241
Payments/settlements	(4,329)
Additional provisions	1,245
Foreign currency translation	10
Balance as at December 31, 2025	$1,167

The legal disputes balance as of December 31, 2025 involves a legal proceeding that was brought against the Company and Vessel Brand Inc., which was formerly a wholly owned subsidiary of the Company, by the lessor of the warehousing and office space in Carlsbad, CA on June 2, 2025, in the Superior Court of California, County of San Diego. The lessor is claiming breach of lease and written guaranty agreements by the Company and is seeking damages for $1.2 million in unpaid rent, 10% interest on its damages, and reasonable attorneys' fees of the lessor. The Company has assessed the claims and concluded that it is probable that a liability has been incurred and the Company is able to reasonably estimate the loss of $1.2 million. As a result, without acknowledgement (explicitly or implicitly) of any amount of liability arising from this claim, the Company recognized a provision of $1.2 million to reflect the value of the claim. At December 31, 2025, this balance was included in the contingencies line on the consolidated statement of financial position.

The settlement of legal disputes in 2025 was a result of FGH making a voluntary assignment in bankruptcy on March 14, 2025, which triggered an automatic stay on a FGH legal proceeding. The legal proceeding involved a former shareholder of ACA Mueller, an entity that was part of the Company's acquisition of FGH in December 2022, who filed a statement of claim against FGH in the Constance Regional Court in Germany. As the Company no longer controlled FGH as of March 14, 2025, all assets and liabilities of FGH were deconsolidated at that time. See Note 6.

On April 30, 2024, a group representing the sellers of Just Brands LLC to the Company in February 2022 (the "Plaintiffs") brought an action against the Company in the United States District Court for the Southern District of New York (the "Court") claiming that the Company failed to promptly issue additional shares in accordance with a specific formula set forth in the securities purchase agreement after the two-year anniversary of the closing, which occurred on February 24, 2024. The plaintiffs claim that they were entitled to 16,218 common shares and $38.0 million to complete the acquisition of Just Brands LLC. On March 27, 2025, the Court dismissed both the claims brought under the securities laws without prejudice and the state law claims for lack of subject matter jurisdiction because the parties did not have diversity of citizenship in order to maintain those claims in the Court. The Plaintiffs did not amend their complaint against the Company within the thirty-day period allotted by the Court, and, thus, as of April 28, 2025, this litigation was no longer active. On May 9, 2025, the Plaintiffs filed a new action in New York State Supreme Court claiming that the Company failed to issue additional shares in accordance with a specific formula set forth in the securities purchase agreement after the two-year anniversary of the closing, which occurred on February 24, 2024. The Plaintiffs sought specific performance of the issuance of shares as well as monetary damages. The Company had assessed the claims and concluded that it was probable that a liability has been incurred and that the Company was able to reasonably estimate the loss based on the fair value of 16,218 common shares of the Company, which was valued at $0.7 million as of December 31, 2024. On September 18, 2025, the Company and the Plaintiffs entered into a settlement and release agreement (the "Settlement Agreement") whereby the Company paid the Plaintiffs $1.8 million and the Plaintiffs forfeited and waived any claim to shares of the Company, as well as released, waived and forever discharged the Company from any and all known and unknown claims, both current and in the future. The Settlement Agreement was accepted by the New York State Supreme Court, and this litigation is no longer considered active. The $1.1 million difference between the $1.8 million paid by the Company to the Plaintiffs and the $0.7 million estimate prior to the settlement was recorded in the changes in financial instruments fair value on the consolidated statement of loss and comprehensive year ended December 31, 2025.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

Legal proceedings

The Company records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and where liability is probable. The Company is engaged from time to time in various legal proceedings and claims that have arisen in the ordinary course of business. The outcome of all the proceedings and claims against the Company is subject to future resolution, including the uncertainties of litigation. Based on information currently known to the Company and after consultation with outside legal counsel, management believes that the probable ultimate resolution of any such proceedings and claims, individually or in the aggregate, will not have a material adverse effect on the financial condition of the Company, taken as a whole as at December 31, 2025.

As discussed above, on June 2, 2025, Vessel Brand, Inc., and the Company were served by the plaintiffs in the Superior Court of California in the County of San Diego for breach of lease and written guaranty agreement in a civil case for $1.2 million plus interest and legal fees. The Company believes that an unfavorable settlement in this matter is probable, and the loss can be reasonably estimated, and, as such, has accrued a liability of $1.2 million to reflect the value of the claim as of December 31, 2025.

Management contracts

The Company is party to management contracts with certain of its executive officers. As at December 31, 2025, these contracts would require payments totaling approximately $3.1 million to be made in the event that such executive officers are terminated (i) "without cause" or (ii) within twelve months following a "change in control" (as such terms are defined in the management contracts). If due to a "change of control", the payments would total $3.9 million. As a triggering event has not taken place, these amounts have not been recorded in these consolidated financial statements.

21. INCOME TAXES

The Company is domiciled in Canada.

A disaggregation of loss before income taxes for the year ended December 31, 2025 is as follows:

	Continuing Operations	Discontinued Operations	Total
Domestic (Canada)	$(45,335)	$-	$(45,335)
Foreign	(70,016)	(4,425)	(74,441)
Total loss before income taxes	$(115,351)	$(4,425)	$(119,776)

The components of the income tax provision include the following:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Current
Canada	$-	$-
U.S. federal	-	-
U.S. state	3	-
Foreign	-	-
Total current tax expense	$3	$-

Deferred
Canada	$-	$-
U.S. federal	-	-
U.S. state	-	-
Foreign	56	22
Total deferred tax expense	$56	$22

Total income tax benefit	$59	$22

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

The reconciliation of the combined Canadian federal and provincial statutory income tax rate of 25% for the year ended December 31, 2025 to the effective rate is as follows. As the Company is domiciled in Canada, the reconciliation is to the Company's home country income tax rate rather than the applicable statutory rates in the United States. The statutory tax rate as of December 31, 2025 in other countries relevant to the Company's subsidiaries include the following: United States 21% and Germany 27.73%.

	Amount	Rate
Canadian federal statutory tax rate	$(28,838)	25.0%
Provincial, net of federal (national) income tax effect	(688)	0.6%
Foreign tax effect
United States
Statutory rate difference between the United States and Canada	3,124	-2.7%
State and local income tax	(2,765)	2.4%
Changes in valuation allowance	27,484	-23.8%
Non-taxable or non-deductible items
Non-taxable realized gain (loss)	10,663	-9.2%
Non-taxable unrealized gain (loss)	(11,550)	10.0%
Other	413	-0.4%
Change in valuation allowance	2,455	-2.1%
Other	(239)	0.2%
	$59	-0.1%

The reconciliation of the combined Canadian federal and provincial statutory income tax rate of 26.5% for the year ended December 31, 2024 to the effective rate is as follows.

Rate
Statutory Canadian rate	26.5%

Earnings in jurisdictions taxed at different rates	0.4%
Impairments	-1.2%
Stock based compensation	-7.9%
Valuation allowance	7.7%
Other permanent items	-2.1%
Prior year adjustments, change in tax rates	-23.6%
-0.2%

The Company's effective tax rate differs from the statutory rate primarily due to changes in valuation allowance, non-taxable gains and losses, and jurisdictional rate differentials.

The Components of the Company's deferred income tax assets and liabilities at December 31, 2025 and 2024 are as follows:

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)
	2025	2024
Deferred tax assets
Non-capital loss carryforwards	$15,154	$12,686
Financing costs	655	643
Long term debt - convertible note	(5,295)	-
Loan receivable	320	-
Capital loss	26,132	2,973
Digital assets	25,692	-
Lease liabilities	15	(25)
Intangible assets	-	20
Other	416	81
Accrued sales tax	-	(16)
Gross deferred tax assets	63,089	16,362
Valuation allowance	(63,089)	(16,362)
Total net deferred tax assets	-	-

Deferred tax liabilities
Intangible assets	-	-
Right of use assets	9	-
Other accruals	-	-
Total deferred tax liabilities	9	-

Net deferred tax liabilities	$(9)	$-

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

Unused loss carryforwards in Canada totaling $56.9 million expire beginning 2037. Unused loss carryforwards in the United States totaling $0.3 million have an indefinite carryforward period. Deferred tax assets have not been recognized for legal entities where it is not probable that future taxable profit will be available against which the Company can use the benefits. Tax attributes are subject to review, and potential adjustment, by tax authorities. The tax years that remain subject to examination by significant tax jurisdictions of the Company as of December 31, 2025 are as follows: Canada 2020 to 2023 and United States 2020 to 2023.

The amount of current income tax expense for the year ended December 31, 2025 was less than $0.1 million and deferred income tax benefit was $0.1 million within the consolidated statements of loss and comprehensive loss. The amount of current income tax expense recorded for the year ended December 31, 2024 was $nil and deferred income tax expense was less than $0.1 million.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

Income taxes paid, net of refunds, during the year ended December 31, 2025 were immaterial.

The Company had no unrecognized income tax benefits because of uncertain income tax positions for the years ended December 31, 2025 and 2024.

22. LOSS PER SHARE

The Company calculates basic loss per share based upon the weighted average number of common shares outstanding during the period, while the calculation of diluted earnings per share includes the dilutive effect of potential common shares outstanding during the period. The calculation of diluted earnings per share excludes all potential common shares, with the exception of Pre-Funded Warrants, if their inclusion would have an anti-dilutive effect. Restricted stock award recipients under the 2022 Plan have a non-forfeitable right to receive dividends declared by the Company and are therefore included in computing earnings per share. A total of 8,897,410 Pre-funded Warrants are included in the computing earnings per share because the exercise price of the Pre-funded Warrants is nominal and there are no conditions that must be satisfied prior to their exercise.

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive as the Company has a net loss for each period presented:

	December 31, 2025	December 31, 2024
Stock options	1,178,459	546
Warrants	168,396	61,144
Restricted stock awards	266	335
Stock appreciation rights	18,142	21,569
Zero Gravity Convertible Note shares	1,469,706
JustCBD potential additional shares to settle contingent consideration	-	16,218
Total anti-dilutive	2,834,969	99,812

23. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

Fair value

The Company's financial instruments measured at amortized cost as at December 31, 2025 and December 31, 2024 consist of cash, restricted cash, trade and amounts receivable, trade payables, contingencies, other accrued liabilities, contingent purchase consideration liabilities, lease liabilities, and certain debt. The amounts reflected in the consolidated statements of financial position approximate fair value due to the short-term maturity of these instruments.

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

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

The Company's contingent purchase considerations consisted of the estimated fair value of contingent purchase consideration from the acquisition of JustCBD in February 2022. The amount for JustCBD was measured at FVPL as a Level 2 fair value financial instrument within the fair value hierarchy in prior periods. The fair value was determined using a simplified calculation which took the expected shares to be issued (16,218) multiplied by the Company's closing share price at the end of each reporting period. The contingent purchase consideration was fully settled on September 22, 2025 when the Company paid $1.8 million to the former owners of JustCBD. The difference between the $1.8 million paid and the $0.7 million balance in contingent purchase consideration at December 31, 2024 was recorded in the changes in financial instruments fair value line on the consolidated statement of loss and comprehensive loss for the year ended December 31, 2025.

The following tables present information about the Company's financial instruments and their classifications as at December 31, 2025 and 2024 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Fair value measurements at December 31, 2025 using:
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Contingent purchase consideration from business combinations	$-	$-	$-	$-
Convertible notes payable	-	-	50,723	50,723
Fair value measurements at December 31, 2024 using:
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Contingent purchase consideration from business combinations	$-	$651	$-	$651

The following table present a reconciliation of the fair value measurements using significant unobservable inputs (Level III) as of December 31, 2025 (2024 – none):

	Zero Gravity Convertible Note	PIPE Note	Total
Balance at December 31, 2024	$-	$-	$-
Issuance	87,850	14,671	102,521
Settlements	-	(13,921)	(13,921)
Changes in fair value	(37,127)	(750)	(37,877)
Balance at December 31, 2025	$50,723	$-	$50,723

Risk management overview

The Company has exposure to credit, liquidity and market risks from its use of financial instruments. This note provides information about the Company's exposure to each of these risks, the Company's objectives, policies and processes for measuring and managing risk. Further quantitative disclosures are included throughout these consolidated financial statements.

Credit risk

Credit risk is the risk of financial loss to the Company if a counterparty to a financial instrument fails to meet its contractual obligations and arises principally from the Company's trade and amounts receivables and cash held with banks and other financial intermediaries.

The carrying amount of the cash, restricted cash, trade and amounts receivables, and indemnification receivable represents the maximum credit exposure as presented in the statement of financial position.

The Company provides credit to certain customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk. Credit risk for customers is assessed on a case-by-case basis and an allowance for specific expected credit losses is recorded where required, in addition to an estimate of lifetime expected credit losses for the portfolio of accounts receivable. See credit risk analysis for trade receivables at Note 7.

The Company held cash and restricted cash of $5.6 million as at December 31, 2025 (2024 - $5.2 million), of which, $5.6 million (2024 - $5.2 million) is held with large financial institutions and national central banks. The remaining cash amount of less than $0.1 million cash (2024 - less than $0.1 million) are held with financial intermediaries in the United States, Canada, and Germany. The Company has assessed no significant increase in credit risk from initial recognition based on the availability of funds, and the regulatory and economic environment of the financial intermediary. As a result, the loss allowance recognized during the period was limited to twelve months of expected credit losses. Based on historical information, and adjusted for forward-looking expectations, the Company has assessed an insignificant loss allowance on these cash and restricted cash balances as at December 31, 2025 and 2024.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)
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

As at December 31, 2025, the Company had the following monetary assets and liabilities denominated in foreign currencies:

	CAD	EUR
Thousands of foreign currencies
Cash	68	992
Amounts receivable	-	618
Trade payables	(274)	(380)
Accrued liabilities	(416)	(294)
Lease liability	-	(306)
Long term debt	-	(2,351)
Net carrying value	(622)	(1,721)

As at December 31, 2024, the Company had the following monetary assets and liabilities denominated in foreign currencies:

	CAD	EUR
Thousands of foreign currencies
Cash	245	1,211
Amounts receivable	70	1,419
Trade payables	(1,781)	(975)
Accrued liabilities	(300)	(4)
Lease liability	-	(81)
Long term debt	-	(2,004)
Net carrying value	(1,766)	(434)

Monetary assets and liabilities denominated in Canadian dollars and euros are subject to foreign currency risk. The Company has estimated that as at December 31, 2025, the effect of a 10% increase or decrease in Canadian dollars and euros against the Unites States dollar on financial assets and liabilities would result in an increase or decrease of approximately $0.2 million (December 31, 2024 - $0.3 million) to net loss and comprehensive loss.Subsequent to December 31, 2025 and through the date of issuance of these financial statements, the exchange rates remained within the 10% range discussed above, and the Company does not expect significant changes in unsettled transactions from December 31, 2025.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

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

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with its financial liabilities. The Company's financial liabilities consist of trade payables and accrued liabilities, debt, and lease liabilities as presented on the statement of financial position. The Company had cash and restricted cash as presented on the statement of financial position. As discussed in Note 14, the Company has 0.1 million Euros ($0.1 million USD) available on credit facilities through its German subsidiary as of December 31, 2025. The Company has no other available credit lines of facilities to draw borrowings from should additional liquidity be needed. The Company's policy is to review liquidity resources and ensure that sufficient funds are available to meet financial obligations as they become due. Further, the Company's management is responsible for ensuring funds exist and are readily accessible to support business opportunities as they arise.

Trade payables and accrued liabilities consist of invoices payable to trade suppliers for administration and professional expenditures. The Company processes invoices within a normal payment period. Trade payables have contractual maturities of less than 90 days. Some suppliers of materials and inventory require full prepayment from the Company prior to providing such goods to the Company. See schedule of future lease commitments at Note 15 and other commitments at Note 20.

The Company's long-term investments in equity of other entities are not publicly traded and there is not an active market to sell the investments for cash.

Concentration risk

Management considers concentration risk with counterparties considering the level of purchases and sales of its business segments (Note 25).

At December 31, 2025, the Company held approximately $121.0 million of 0G cryptocurrency, representing approximately 93% of total assets. The Company maintains custody of substantially all its 0G holdings with a limited number of digital asset custodians and transacts primarily through a limited number of digital asset trading platforms.

Accordingly, the Company is exposed to concentration risk associated with the operational performance, financial condition, and regulatory compliance of these custodians and trading platforms. If any such custodian or trading platform were to experience financial distress, cybersecurity incidents, operational disruptions, insolvency, loss of required licenses, or other adverse developments, the Company could experience delays in accessing its assets, incur losses, or be required to transfer assets to alternative service providers, which may not be available on commercially reasonable terms.

Management monitors the financial and operational condition of its custodians and trading counterparties; however, no assurance can be provided that such measures would prevent losses in the event of failure or disruption of these counterparties. Any such event could have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

24. CAPITAL MANAGEMENT

The Company considers the aggregate of its common shares, options, SARs, warrants and borrowings as capital. The Company's capital management objective is to ensure sufficient resources are available to meet day to day operating requirements and to safeguard its ability to continue as a going concern to provide returns for shareholders and benefits for other shareholders.

The Company's capital management objectives were being met in 2025 primarily from the use of cash balances from the 2024 and 2025 issuances of common shares, warrants and pre-funded warrants and generating revenue in 2025 from the Company's reportable segments as presented in Note 25.

The Company holds digital assets as part of its treasury strategy that may be converted to cash and used as a source of liquidity if necessary, however, the Company does not presently intend to liquidate its digital assets holdings to fund its capital requirements and obligations.

The Company's officers and senior management take full responsibility for managing the Company's capital and do so through quarterly meetings and regular review of financial information. The Board is responsible for overseeing this process.

As discussed in Note 1, the Company adopted a new digital asset treasury strategy during 2025. This strategy may involve acquiring digital assets with liquid assets that exceed working capital requirements. It may also involve issuing debt or equity securities or engaging in other capital-raising transactions with the objective of using a significant portion of the proceeds to purchase cryptocurrency from time to time, subject to market conditions. The Company will continue to monitor market conditions in determining whether to engage in financings to purchase additional cryptocurrency. This overall strategy also contemplates that the Company may (i) periodically sell cryptocurrency for general corporate purposes, including to generate cash for treasury management (which may include debt repayment or the repurchase of our securities, if appropriate at such time), for acquisitions, or for strategies that generate tax benefits in accordance with applicable law, (ii) enter into additional capital raising transactions that are collateralized by its digital asset holdings, and (iii) pursue strategies to create income streams or otherwise generate funds using its cryptocurrency holdings.

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

The Company is not subject to any external capital requirements.

25. SEGMENTED INFORMATION

The Company formerly reported its financial results for the following two operating segments, which are also its reportable segments: commercial and wholesale (primarily Phatebo and TruHC), which sell pharmaceutical products, and house of brands (JustCBD, Vessel, United and AV subsidiaries), which sells a mix of products across multiple categories including food and beverage, cannabis accessories and technology, personal care and wellness. As discussed in Note 5, the Company disposed of the entirety of the house of brands segment on September 26, 2025. As a result, the Company had only one operating segment, commercial and wholesale, for most of 2025. This segment reflects how the Company's operations are managed, how the Company's Chief Executive Officer, who is the chief operating decision maker, allocates resources and evaluates performance, and how the Company's internal management financial reporting is structured. The chief operating decision maker uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the segment or into other parts of the Company, such as for acquisitions. Net income is used to monitor actual results versus budget and prior year, which is used to assess the performance of the segment.

The Company operates its distribution business within its Germany subsidiary. The Corporate segment reflects balances and expenses that do not directly influence business unit operations or the Company's digital assets.

As discussed in Note 1, the Company began implementing an expansion strategy focused on identifying and pursuing complimentary growth opportunities within the global digital asset market in 2025. As a result of this strategy, management has re-evaluated its segment reporting structure and determined that a new segment, digital assets, would be created, beginning with this annual report. There were no other impacts to the current or prior periods.

In 2025, the Company made sales to two customers that each exceeded 10% of its consolidated revenue. In 2024, the Company made sales to two customers that each exceeded 10% of its consolidated revenue.

The following table shows information regarding the Company's segments for the year ended December 31, 2025.

	Commercial & Wholesale	Digital Assets	Corporate	Total

Revenue	$35,676	$-	$-	$35,676
Cost of sales	34,027	-	-	34,027
Gross profit	1,649	-	-	1,649
Consulting and management fees	1,642	100	3,497	5,239
Share based compensation	-	-	1,208	1,208
Depreciation and amortization	23	-	-	23
Impairment expense	-	-	46	46
Gain on disposal of Insolvent Entities	(11,589)	-	10,470	(1,119)
Loss from changes in fair value of digital assets	-	142,997	-	142,997
Changes in financial instruments fair value	-	(39,489)	1,149	(38,340)
Interest expense, net	166	-	33	199
Other segment items (1)	1,830	50	4,867	6,747
Net loss before income taxes	9,577	(103,658)	(21,270)	(115,351)
Income taxes	56	-	3	59
Net loss from continuing operations	$9,521	$(103,658)	$(21,273)	$(115,410)

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

The following table shows information regarding the Company's segments for the year ended December 31, 2024.

	Commercial & Wholesale	Digital Assets	Corporate	Total

Revenue	$35,865	$-	$-	$35,865
Cost of sales	33,669	-	-	33,669
Gross profit	2,196	-	-	2,196
Consulting and management fees	2,595	-	1,377	3,972
Share based compensation	270	-	2,509	2,779
Depreciation and amortization	25	-	-	25
Impairment expense	32	-	-	32
Interest expense, net	104	-	35	139
Changes in financial instruments fair value	-	-	(202)	(202)
Other segment items (1)	726	-	4,049	4,775
Net loss before income taxes	(1,556)	-	(7,768)	(9,324)
Income taxes	22	-	-	22
Net loss from continuing operations	$(1,578)	$-	$(7,768)	$(9,346)

(1) Other segment items include professional fees, general and administrative, travel expenses, research and development, operating lease expense, bad debt expense, other expenses (net), and foreign exchange loss (income).

Other significant items:

	Commercial & Wholesale	Digital Assets	Corporate	Consolidated
2025
Purchases of property, plant and equipment and other assets	$110	$-	$-	$110
Total assets	4,311	121,026	4,898	130,235

2024
Purchases of property, plant and equipment and other assets	$80	$-	$-	$80
Total assets (2)	9,435	-	16,792	26,227

(2) Total assets in the Corporate segment include assets held for sale.

All the Company's revenue for the years ended December 31, 2025 and 2024 originated from Germany. Disaggregation of net loss before income taxes by geographic area:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net Loss Before Income Taxes
United States	$(69,478)	$-
Germany	(538)	(1,557)
Canada	(45,335)	(7,767)
	$(115,351)	$(9,324)

ZeroStack Corp. (formerly Flora Growth Corp.)
Notes to the consolidated financial statements
For the years ended December 31, 2025 and 2024
(in thousands of United States dollars, except number of shares and units and per share and per unit amounts, or as indicated)

Disaggregation of property, plant and equipment and other long-lived assets by geographic area:

	December 31, 2025	December 31, 2024
Property, Plant and Equipment
United States	$-	$-
Germany	128	81
Canada	-	-
	$128	$81

	December 31, 2025	December 31, 2024
Other Long-lived Assets
United States	$120,950	$-
Germany	380	68
Canada	61	141
	$121,391	$209

	December 31, 2025	December 31, 2024
Total Assets (2)
United States	$124,450	$6,706
Germany	4,311	14,642
Canada	1,474	4,163
Australia	-	470
United Kingdom	-	246
	$130,235	$26,227

26. SUBSEQUENT EVENTS

STAKING REWARDS

On January 21, 2026, the Company commenced staking its 0G Tokens and earned 2,223,707 Tokens between that date and February 23, 2026. Staking yields may fluctuate and could decrease materially or be eliminated due to a variety of factors, including but not limited to:

  changes in network participation rates or total staked supply;
  modifications to protocol reward structures or governance decisions;
  smart contract or protocol-level risks;
  market price volatility of the underlying digital assets;
  technical, security, or operational risks affecting the blockchain network; and
  regulatory developments or changes in applicable laws and guidance.

NAME CHANGE

Effective January 29, 2026, the Company filed Articles of Amendment under the Business Corporations Act (Ontario) to change its name from "Flora Growth Corp." to "ZeroStack Corp."

DIGITAL ASSET VALUATION

The Company holds 125,645,134 0G tokens with a fair value of $78.5 million utilizing the closing price on February 23, 2026.

OTHER
There were 1,366,939 PIPE Pre-Funded Warrants exercised subsequent to December 31, 2025.

The Company, through the September 2025 ATM, issued a total of 18,265 common shares of the Company at an average purchase price of $6.29 per share for gross proceeds of $0.1 million subsequent to December 31, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and the regulations promulgated thereunder) as of December 31, 2025 (the "Evaluation Date"). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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
  provide reasonable assurance that receipts and expenditures are made only in accordance with authorizations of our management and Board (as appropriate); and
  provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control-Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on such assessment, our management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2025, there were no changes in the Company's internal control over financial reporting that materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors & Executive Officers

The names of our current directors and executive officers and their respective ages, positions, biographies are set forth below.

Name and Place of Residence	Position	Age
Executive Officers:
Daniel Reis-Faria Dubai, United Arab Emirates	Chief Executive Officer and Director	36
Michael Heinrich Singapore	Executive Chairman and Director	43
Dany Vaiman Ontario, Canada	Chief Financial Officer	40
Non-Employee Directors:
Edward Woo British Columbia, Canada	Director(1)	47
Laurence Zeifman Ontario, Canada	Director(1)	64
Manfred Leventhal Ontario, Canada	Director(1)	74

____________

(1) Each nominee for director has been reviewed and recommended for nomination by our Nominating and Corporate Governance Committee and has consented to serve as a director if elected.

Non-Director Executive Officers

Dany Vaiman, Chief Financial Officer: Mr. Vaiman has served as the Company's Chief Financial Officer since June 2023 and as the Company's Senior VP Finance from December 2022 to June 2023. From February 2022 through the closing of the Company's arrangement with FGH on December 23, 2022 (the "Arrangement"), he served as the Chief Financial Officer of FGH. Prior to that, Mr. Vaiman served as Corporate Controller (from July 2018 to July 2021) and as Assistant Controller (from June 2016 to June 2018) of Torex Gold Resources Inc.- a leading intermediate gold producer listed on the TSX. For seven years, Mr. Vaiman was with Ernst & Young's Toronto Audit Group, specializing in publicly listed TSX and SEC clients. Mr. Vaiman is a Chartered Professional Accountant (CPA) and Chartered Accountant (CA) in Ontario, a Certified Public Accountant (CPA) in Illinois, and holds a Bachelor of Business Administration (Honours) from the Schulich School of Business.

Directors

Daniel Reis-Faria, Chief Executive Officer and Director: Mr. Reis-Faria was appointed as the Company's Chief Executive Officer in October 2025. Mr. Reis-Faria is a global technology entrepreneur, investor, and diplomat with over fifteen years of experience building and scaling companies across AI, blockchain, and cyber-security. He is the founder of Erebor Capital Inc., an investment firm with holdings spanning North America, Japan, Africa, Europe, and the Caribbean, focused on Big Data, AI, Cyber Security, and Digital Assets. He was the founding Chief Executive Officer of OARO, Canada's leading aviation cyber-security company, where he pioneered large-scale deployment of blockchain biometric identity systems for airlines. He originated and facilitated the investment deal between Janover and DeFi Development Corporation (NASDAQ: DFDV) that led to the creation of the first Solana Treasury Vehicle in the United States. His work in designing regulated token contribution frameworks, on-chain treasury strategies, and hybrid equity and token structures positions him among the leaders bridging TradFi and Web3. He holds a master's degree in computer science from the University of Coimbra and an Entrepreneurship Diploma from MIT and is fluent in seven languages.

Michael Heinrich, Executive Chairman and Director: Mr. Heinrich was appointed as the Company's Executive Chairman in October 2025. Mr. Heinrich, a Forbes 40 under 40 entrepreneur, started two unicorn companies. He runs 0G Labs (0g.ai), the largest AI Layer 1 powered by the first decentralized AI Operating System. He's previously generated over $200 million in revenue and raised more than $1B in capital. Mr. Heinrich's strategic leadership guided over 650 employees through volatile markets and achieved remarkable customer satisfaction. He previously worked at Microsoft, SAP Labs, Bain, and Bridgewater Associates. He's been named a top technologist, top YCombinator company, and top entrepreneur, and has been featured in media such as Entrepreneur, Bloomberg, Forbes, Techcrunch, Business Insider, and Coin Telegraph. Mr. Heinrich was educated at Stanford, Harvard, UC Berkeley.

Edward Woo, Director: Mr. Woo joined our Board in December 2022. From August 2021 through the closing of the Arrangement, he served as the President and Chief Operating Officer of FGH. Mr. Woo is a seasoned business executive with extensive experience in the consumer-packaged goods industry. Over the past 20 years, Mr. Woo focused his efforts on the tobacco industry in the areas of sales, trade marketing, business strategy, political mobilization and government affairs. As a former executive at Rothmans Benson & Hedges Inc. and Philip Morris International, Mr. Woo held several leadership roles which included serving as Head of Regulatory & External Affairs at the Global Headquarters in Lausanne, Switzerland (2016 through 2021) and as Regional Communications Director Latin America and Canada (from 2013 through 2016). Mr. Woo has extensive global experience and strong ties to the European markets and worked closely with over 30 markets in Europe, Middle East, Asia and Latin America on the rollout of Philip Morris' revolutionary IQOS product, with a particular focus on execution, supply chain, regulation and stakeholder engagement. Mr. Woo holds a BA in Economics from the University of Western Ontario. Mr. Woo's qualifications to serve on our Board include his extensive experience in the consumer-packaged goods industry, his regulatory knowledge and experience and his ties to the European markets.

Laurence Zeifman, Director: Mr. Zeifman has practiced as a public accountant for over forty years, primarily as an audit partner for small and mid-sized public companies, investment funds and regulated entities. He is a partner of Zeifmans LLP, a mid-sized accounting firm in Toronto, where his tenure has included over twenty years as its managing partner. For over 15 years he was the chair of Nexia Canada, the Canadian division of Nexia, Zeifmans' international network and one of the world's largest accounting organizations. A past director of the Ottawa Senators Hockey Club and an Alternate Governor of the National Hockey League, Mr. Zeifman is the Chairman of the Board of First Phosphate Corp., a company in the electrification supply chain that is listed on the Canadian Securities Exchange. A Chartered Accountant and a Chartered Professional Accountant (Ontario and Alberta, Canada), Mr. Zeifman has a Bachelor of Commerce degree from the University of Toronto.

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

For the fiscal year ended December 31, 2025, the Company had one late Form 3 filing for Michael Heinrich and one late Form 3 filing for Daniel Reis-Faria. To the Company's knowledge, all other transactions required to be reported pursuant to Section 16(a) for the year ended December 31, 2025, were timely reported by the Company's directors, officers and persons who own more than 10% of a registered class of the Company's equity securities.

Corporate Governance

Overall Role of the Board of Directors

Our Common Shares are listed on the Nasdaq Capital Market under the symbol "ZSTK." Pursuant to our Bylaws and applicable Canadian law, our business and affairs are managed under the direction of our Board. Directors are kept informed of the Company's business through discussions with management, by reviewing materials provided to them and by participating in meetings of the Board and its committees.

Board of Directors Leadership Structure

The Company is led by Mr. Reis-Faria, who has served as Chief Executive Officer since October 2025. Mr. Heinrich has served as the Company's Executive Chairman since October 2025.

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

Director Independence. Our Board undertook a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our Board has determined that the Board meets independence standards under the applicable rules and regulations of the SEC, the listing standards of Nasdaq and National Instrument 52-110 - Audit Committees ("NI 52-110"). The Board has affirmatively determined that the following Directors are "independent" as defined in the listing standards of Nasdaq and under National Instrument 58-101 - Disclosure of Corporate Governance Practices ("NI 58-101"): Edward Woo, Laurence Zeifman and Manfred Leventhal. The Board has also determined that Daniel Reis-Faria and Michael Heinrich are not "independent" as defined in the listing standards of Nasdaq and under NI 52-110. In making these determinations, our Board considered the current and prior relationships that each director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our Common Shares by each director, and the transactions involving them described in the section titled "Certain Relationships and Related Party Transactions." While our Board has appointed Mr. Heinrich as lead Director and Executive Chairman, the breadth and depth of experience of the independent Directors as a whole provides the Board with important leadership qualities. All Directors, including independent Directors, are invited to openly provide their thoughts and opinions. The Board does not take any specific steps to provide leadership for its independent Directors.

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

Orientation and Continuing Education. The Nominating and Corporate Governance Committee is responsible for the onboarding of new directors and the continuing education of existing directors. Pursuant to its charter, the Nominating and Corporate Governance Committee develops and annually reviews orientation and education programs for new directors and provides ongoing education for all directors. Upon joining the Board of Directors, each director is provided with an orientation package regarding the role of the Board of Directors, its committees and its directors, and the nature and operation of the Company's current and past business. They are also provided with a copy of the Code of Conduct and Ethics, the Audit Committee Charter and the Nominating and Corporate Governance Charter. The Board of Directors encourages directors to participate in continuing education opportunities in order to ensure that the directors maintain or enhance their skills and abilities as directors and maintain a current and thorough understanding of the Company's business.

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

The table below provides current committee membership information:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Laurence Zeifman	Chair	X	X
Edward Woo	X	Chair	X
Manfred Leventhal	X	X	Chair

Committee Meetings. Edward Woo and Manfred Leventhal had 100% attendance at all committee meetings held in 2025; while serving on the Board in 2025, Harold Wolkin had 100% attendance at all committee meetings. Laurence Zeifman did not attend committee meetings held in 2025 as he was appointed to the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee on January 6, 2026.

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

The Audit Committee is composed of Messrs. Laurence Zeifman, Edward Woo and Manfred Leventhal with Mr. Zeifman serving as Chair. Mr. Zeifman, Mr. Leventhal and Mr. Woo each qualify as an "audit committee financial expert" as such term has been defined in Item 407(d)(5) of Regulation S-K. All Audit Committee members are "financially literate" as defined in NI 52-110. Our Board has affirmatively determined that Messrs. Zeifman, Leventhal and Woo each meet the definition of "independent director" for purposes of serving on the Audit Committee under the Nasdaq rules, the independence standards under Rule 10A-3 of the Exchange Act and under NI 52-110. Both our independent registered public accounting firm and management personnel periodically meet privately with our Audit Committee.

Our Board has adopted a written charter for the Audit Committee.

The Report of the Audit Committee, which is set forth in this Annual Report, further describes the Audit Committee's responsibilities and its recommendation with respect to our audited consolidated financial statements for the year ended December 31, 2025.

Compensation Committee. Our Compensation Committee is responsible for, among other things:

  reviewing and approving the corporate goals and objectives, evaluating the performance and reviewing and approving the compensation of our executive officers;
  reviewing and approving or making recommendations to our Board regarding our incentive compensation and equity-based plans, policies and programs;
  reviewing and approving all employment agreement and severance arrangements for our executive officers;
  making recommendations to our Board regarding the compensation of our directors; and
  retaining and overseeing any compensation consultants.

The Compensation Committee is composed of Laurence Zeifman, Manfred Leventhal and Edward Woo, with Mr. Woo serving as Chair. Our Board has affirmatively determined that Messrs. Zeifman, Leventhal and Woo each meet the definition of "independent director" for purposes of serving on the Compensation Committee under the Nasdaq rules, the independence standards under Rule 10A-3 of the Exchange Act and under NI 58-101. Each member of our Compensation Committee is a non-employee director (within the meaning of Rule 16b-3 under the Exchange Act).

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

Our Board has adopted a written charter for the Compensation Committee.

The Compensation Committee did not receive any recommendations from any compensation consultants during the 2025 fiscal year.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee is responsible for, among other things:

  identifying individuals qualified to become members of our Board, consistent with criteria approved by our Board;
  overseeing succession planning for our executive officers;
  periodically reviewing our Board's leadership structure and recommending any proposed changes to our Board;
  overseeing an annual evaluation of the effectiveness of our Board and its committees, including distributing annual written self-assessments and assessments of the Board; and
  developing and recommending to our Board a set of corporate governance guidelines.

The Nominating and Corporate Governance Committee is composed of Mr. Zeifman, Mr. Leventhal and Mr. Woo, with Mr. Leventhal serving as chair. Our Board has affirmatively determined that Messrs. Woo, Zeifman and Leventhal each meet the definition of "independent director" for purposes of serving on the Nominating and Corporate Governance Committee under the Nasdaq rules, the independence standards under Rule 10A-3 of the Exchange Act and under NI 58-101.

Our Board has adopted a written charter for the Nominating and Corporate Governance Committee.

Director Nominations. The Nominating and Corporate Governance Committee may solicit recommendations for the Board from any or all of the following sources: non-management directors, the Chief Executive Officer, other executive officers, third-party search firms, or any other source it deems appropriate, including shareholders. The Committee will evaluate all such proposed director candidates in the same manner, with no regard to the source of the initial recommendation of such proposed director candidate. In identifying and evaluating proposed director candidates, the Nominating and Corporate Governance Committee considers, in addition to the minimum qualifications and other criteria for Board membership, all facts and circumstances that it deems appropriate or advisable, including, among other things:

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

5. The needs of the Board.

The Nominating and Corporate Governance Committee will consider candidates recommended by the Company's shareholders who are eligible to serve as directors in accordance with the Company's Bylaws and the OBCA.

Although we have not adopted a formal policy regarding the consideration of Board candidates recommended by our shareholders, the Board believes that the procedures set forth in our Bylaws are currently sufficient and that the establishment of a formal policy is not necessary. Without limiting the requirements contained in our Bylaws, the recommendation must set forth (i) as to each person whom the shareholder proposes to nominate for election as a director (A) the name, age, business address and residence address of the person, (B) the principal occupation or employment of the person, (C) the class and number of Common Shares that are owned beneficially or of record by the person, (D) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) and (E) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder; and (ii) as to the shareholder giving the notice (A) the name and record address of such shareholder as they appear on the Company's books, (B) the class and number of Common Shares that are owned beneficially and of record by such shareholder and the beneficial owner, if any, on whose behalf the nomination is made and (C) any material interest of the shareholder in such nomination. Such notice must be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected.

Communications with the Company and the Board. All interested parties, including shareholders, may communicate with the Company or our Board by letter addressed to ZeroStack Corp. Attention: Chief Financial Officer, 40 King St W Suite 2400, Toronto, ON M5H 3Y2, Canada.

ITEM 11. EXECUTIVE COMPENSATION

Overview

This section discusses the material components of our executive compensation program for our named executive officers ("Named Executive Officers") during our fiscal years ended December 31, 2025 and December 31, 2024. As a "smaller reporting company," we are required to provide executive compensation information for the following individuals: (i) all individuals who served as the Company's principal executive officer ("PEO"), during the last completed fiscal year, regardless of compensation; (ii) the two most highly compensated executive officers (other than the PEO) who were serving as executive officers of the Company at the end of the last completed fiscal year and whose total compensation was greater than $100,000; and (iii) up to two additional persons who served as executive officers (other than as the PEO) during the last completed fiscal year but were not serving in that capacity at the end of the fiscal year if their total compensation is higher than any of the other two Named Executive Officers in the preceding group.

In 2025, our Named Executive Officers and their positions were as follows:

  Daniel Reis-Faria, our Chief Executive Officer;
  Michael Heinrich, our Executive Chairman;
  Dany Vaiman, our Chief Financial Officer;
  Clifford Starke, our former Chief Executive Officer;
  Sammy Dorf, our former Executive Chairman.

Summary Compensation Table

The following table sets out the compensation for the Named Executive Officers for the years ended December 31, 2025 and 2024:

Name and Principal Position	Fiscal Year	Salary (US$)(1)	Bonus (US$)(2)	Common Shares Awards (US$)(3)	Stock Appreciation Rights & Stock Option Awards (US$)(4)	Nonequity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$) ($)	All Other Compensation (US$)(5)	Total Compensation (US$)
Daniel Reis-Faria, Chief Executive Officer	2025	168,333	250,000	-	3,134,125	-	-	23,507	3,575,965
	2024	-	-	-	-	-	-	-	-
Michael Heinrich, Executive Chairman	2025	168,333	250,000	-	3,134,125	-	-	12,898	3,565,356
	2024	-	-	-	-	-	-	-	-
Dany Vaiman, Chief Financial Officer	2025	299,167	-	-	1,578,191	-	-	75,286	1,952,644
	2024	275,000	18,000	-	818,998	-	-	23,806	1,135,804
Clifford Starke, former Chief Executive Officer	2025	350,000	-	-	38,809	-	-	955,000	1,343,809
	2024	420,000	36,000	1,170,000	1,094,435	-	-	-	2,720,435
Sammy Dorf, former Executive Chairman	2025	200,000	-	-	-	-	-	-	200,000
	2024	20,967	-	325,000	-	-	-	-	345,967

(1) Salary amounts represent actual amount of base salary earned by each Named Executive Officer in the applicable year.

(2) Bonus amounts for 2025 and 2024 represent the actual amount of cash bonuses earned during 2024 and 2025, respectively, under the Company's annual bonus program. All such bonuses have been paid. Refer to "Annual Bonus/Non-Equity Incentive Plan Compensation" below.

(3) Value based on trading price of the Common Shares on the date of the respective grants. These grants include grants of restricted Common Shares. See "Narrative to the Summary Compensation Table-Equity-Based Compensation-Equity Awards to Named Executive Officers during 2024 and 2025." for information regarding these grants.

(4) Represents the aggregate grant date fair value of stock appreciation rights and stock options granted to each Named Executive Officer, calculated in accordance with the binomial simulation valuation model. The amounts in 2025 for Mr. Vaiman and Mr. Starke include the incremental value caused by the modification of the terms of grants from 2024.

(5) For 2025, Mr. Reis-Faria's amount represents health and dental benefits of $12,000 and vacation accrued but not taken of $11,507. Mr. Heinrich's amount represents vacation accrued but not taken of $12,898.  Mr. Vaiman's amount includes vacation accrued but not taken for a total of $38,604, a relocation allowance of $28,571 as well as health and dental benefits totaling $8,111. Mr. Starke's amount represents severance payments of $895,000 and a relocation allowance of $60,000.

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

Annual Bonus/Non-Equity Incentive Plan Compensation

For 2025 and 2024, our Named Executive Officers were eligible to earn a cash bonus under the Company's annual bonus program based upon achievement of both corporate and individual goals determined by the Board based on a target percentage of annual base salary.  For 2025, Mr. Reis-Faria earned a signing bonus of $250,000 and Mr. Heinrich received a signing bonus of $250,000. For 2024, Mr. Starke received a cash bonus of $36,000 and Mr. Vaiman received a cash bonus of $18,000.

Equity-Based Compensation

Certain of the Company's Named Executive Officers received grants of stock appreciation rights and grants of restricted Common Shares under the Company's option plan and 2022 Plan during 2024 and 2025.

Company Stock Option Plan

The Company has a stock option plan whereby it may grant options for the purchase of Common Shares to any director, consultant, employee or officer of the Company or its subsidiaries. The aggregate number of shares that may be issuable pursuant to options granted under the Company's stock option plan will not exceed 10% of fully diluted Common Shares of the Company. The options are non-transferable and non-assignable and may be granted for a term not exceeding five to ten years. The exercise price of the options is determined by the Board at the time of grant, but in the event that the Common Shares are traded on any stock exchange, may not be less than the closing price of such shares on such exchange on the trading date immediately precedent the date of grant, subject to all applicable regulatory requirements.

2022 Plan

The 2022 Plan was adopted by the Company following shareholder approval at the Company's 2022 annual meeting (the "Shareholder Approval Date") and amended at the Company's 2023 and 2024 annual meetings, as well as the 2025 special meeting.

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

Shares Available for Awards

Under the 2022 Plan, the total number of Common Shares reserved and available for delivery under the 2022 Plan ("Awards") at any time during the term of the Plan shall be equal to 1,506,892 Common Shares. Awards issued in substitution for awards previously granted by a company acquired by the Company or a Related Entity, or with which the Company or any Related Entity combines, do not reduce the limit on grants of Awards under the 2022 Plan. The maximum aggregate number of Common Shares that may be delivered under the 2022 Plan as a result of the exercise of stock options shall be 847,843 Common Shares.

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

The committee designated and empowered by the Board to administer the 2022 Plan ("Committee") is authorized to adjust the limitations described in the preceding paragraph and is authorized to adjust outstanding Awards (including adjustments to exercise prices of stock options and other affected terms of Awards) in the event that a dividend or other distribution (whether in cash, Common Share or other property), recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange or other similar corporate transaction or event affects the Common Shares so that an adjustment is appropriate. The Committee is also authorized to adjust performance conditions and other terms of Awards in response to these kinds of events or in response to changes in applicable laws, regulations or accounting principles.

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

Equity Awards to Named Executive Officers during 2025 and 2024

Daniel Reis-Faria

On December 19, 2025, Mr. Reis-Faria was granted 471,208 stock options at an exercise price of $7.31 per option. The expiration date is ten years from the grant date. The options will vest based on the Company's volume weighted average price ("VWAP") of the Company's Common Shares as follows:

Percentage of options vested	At or above the following VWAP on any trading day
20%	$10.97
20%	$14.62
20%	$18.28
20%	$21.93
20%	$25.59

Michael Heinrich

On December 19, 2025, Mr. Heinrich was granted 471,208 stock options at an exercise price of $7.31 per option. The expiration date is ten years from the grant date. The options will vest based on the Company's VWAP of the Company's Common Shares as follows:

Percentage of options vested	At or above the following VWAP on any trading day
20%	$10.97
20%	$14.62
20%	$18.28
20%	$21.93
20%	$25.59

Dany Vaiman

On December 19, 2025, Mr. Vaiman was granted 235,604 stock options at an exercise price of $7.31 per option. The expiration date is ten years from the grant date. The options will vest based on the Company's VWAP of the Company's Common Shares as follows:

Percentage of options vested	At or above the following VWAP on any trading day
20%	$10.97
20%	$14.62
20%	$18.28
20%	$21.93
20%	$25.59

On August 14, 2024, Mr. Vaiman was granted 4,920 stock appreciation rights at a base price of $35.69 per unit and 8,792 stock appreciation rights at a base price of $47.19 per unit. Both grants of stock appreciation rights vest in 12 equal tranches. The first tranche will vest upon the Company's share price increasing by 50% from the Company's closing share price on the grant date with each tranche thereafter requiring an additional 50% increase in share price to vest in accordance with the following schedule:

Tranche	Percentage Increase in ZeroStack Corp. Share Price From Grant Date For Tranche to Vest
1	50%
2	100%
3	150%
4	200%
5	250%
6	300%
7	350%
8	400%

On December 15, 2024, Mr. Vaiman was granted 9,552 stock appreciation rights at a base price of $50.70 per unit, which vested in full on December 15, 2024.

On June 30, 2025, the base price of the outstanding attributable to Mr. Vaiman was repriced to $22.62 per unit.

Clifford Starke

On August 14, 2024, Mr. Starke was granted 14,760 stock appreciation rights at a base price of $35.69 per unit and 26,379 stock appreciation rights at a base price of $47.19 per unit. Both grants of stock appreciation rights were scheduled to vest in 12 equal tranches. The first tranche was scheduled to vest upon the Company's share price increasing by 50% from the Company's closing share price on the grant date with each tranche thereafter requiring an additional 50% increase in share price to vest in accordance with the following schedule:

Tranche	Percentage Increase in ZeroStack Corp. Share Price From Grant Date For Tranche to Vest
1	50%
2	100%
3	150%
4	200%
5	250%
6	300%
7	350%
8	400%
9	450%
10	500%
11	550%
12	600%

On June 30, 2025, the base price of the outstanding attributable to Mr. Starke was repriced to $22.62 per unit. On December 19, 2025, and as part of Mr. Starke's separation and release agreement with the Company, all outstanding stock appreciation rights were forfeited.

On December 15, 2024, Mr. Starke received 23,077 restricted Common Shares, which vested in full on December 15, 2024.

Sammy Dorf

On December 15, 2024, Mr. Dorf received 6,411 restricted Common Shares, which vested in full on December 15, 2024.

Employee Benefits

For 2024 and 2025 certain Named Executive Officers were eligible to participate in such employee benefit plans and programs to the same extent as the Company's other full-time employees, subject to the terms and eligibility requirements of those plans.

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

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table summarizes the number of outstanding restricted Common Shares, stock appreciation rights and options in the Company held by our Named Executive Officers as of December 31, 2025.

Option Awards						Share Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Base/Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested (#)	Market Value of Shares or Units of Shares That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Daniel Reis-Faria	-	471,208	-	7.31	12/19/35	-	-	-	-
Michael Heinrich	-	471,208	-	7.31	12/19/35	-	-	-	-
Dany Vaiman	-	235,604	-	7.31	12/19/35	-	-	-	-
	4,396	4,396	-	22.62	12/15/34
	2,460	2,460	-	22.62	08/14/35
	9,552	-	-	22.62	12/15/34
Clifford Starke	-	-	-	-	-	-	-	-	-
Sammy Dorf	-	-	-	-	-	-	-	-	-

(1) See "Narrative to the Summary Compensation Table-Equity-Based Compensation-Equity Awards to Named Executive Officers during 2024 and 2025." for details regarding the vesting schedules of certain NEO options and restricted Common Share awards.

(2) Represents stock appreciation rights that have vested as of December 31, 2025, irrespective of whether they are in the money or not.

Director Compensation

As a Named Executive Officer of the Company, information regarding the compensation Messrs. Reis-Faria, Heinrich, Starke and Dorf for their services as an executive officer in 2025 is set forth in the section titled "Summary Compensation Table" above. Messrs. Reis-Faria, Heinrich, Starke and Dorf did not receive additional compensation for their service as directors.

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our directors for services rendered to us during the last fiscal year.

Name	Fees Earned or Paid in Cash ($)	Shares Awards ($) (5)	Option Awards ($) (6)	Non- equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All othercompensation ($) (7)	Total ($)
Edward Woo	47,499	-	-	-	-	25,760	73,259
Harold Wolkin	19,565	-	-	-	-	71,170	90,735
Manfred Leventhal	48,750	-	-	-	-	20,446	69,196
Daniel Reis-Faria(1)	-	-	-	-	-	-	-
				-	-	-
Michael Heinrich(2)	-	-	-	-	-	-	-
Clifford Starke(3)	-	-	-	-	-	-	-
Sammy Dorf(4)	-	-	-	-	-	-	-

(1) Mr. Starke is a Named Executive Officer of the Company for 2025. Mr. Starke did not receive compensation for his service as director in 2025. As a Named Executive Officer of the Company, information regarding compensation for Mr. Starke for his services as an executive officer in 2025 is set forth in the section title "Summary Compensation Table" above.

(2) Mr. Starke is a Named Executive Officer of the Company for 2025. Mr. Starke did not receive compensation for his service as director in 2025. As a Named Executive Officer of the Company, information regarding compensation for Mr. Starke for his services as an executive officer in 2025 is set forth in the section title "Summary Compensation Table" above.

(3) Mr. Starke is a Named Executive Officer of the Company for 2025. Mr. Starke did not receive compensation for his service as director in 2025. As a Named Executive Officer of the Company, information regarding compensation for Mr. Starke for his services as an executive officer in 2025 is set forth in the section title "Summary Compensation Table" above.

(4) Mr. Dorf is a Named Executive Officer of the Company for 2025. Mr. Dorf did not receive compensation for his service as director in 2025. As a Named Executive Officer of the Company, information regarding compensation for Mr. Dorf for his services as an executive officer in 2025 is set forth in the section title "Summary Compensation Table" above.

(5) Represents the aggregate grant date fair value of restricted stock granted to each Director, calculated in accordance with the closing share price of the Company on the grant date.

(6) Represents the aggregate grant date fair value of options and stock appreciation rights granted to each Director, calculated in accordance with the Binomial Model.

(7) Represents health and dental benefit premiums. Mr. Wolkin passed away in August 2025 and his estate received $53,571 in a life insurance payment, which is included in this category.

The table below sets forth the aggregate number of share options of each non-employee director outstanding as of December 31, 2025.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table summarizes the number of outstanding restricted Common Shares and options in the Company held by our Directors as of December 31, 2025.

Option Awards						Share Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested (#)	Market Value of Shares or Units of Shares That Have Not Vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Edward Woo	-	129	-	273.00	3/17/33	-	-	-	-
Manfred Leventhal	129	-	-	22.62	12/15/34	-	-	-	-

(1) See "Narrative to the Summary Compensation Table-Equity-Based Compensation - Outstanding Equity Awards at 2025 Fiscal Year-End"for details regarding the vesting schedules of certain Directors options and restricted Common Share awards.

(2) Represents stock appreciation rights that have vested as of December 31, 2025, irrespective of whether they are in the money or not.

Director Compensation Narrative

From the period from January 1, 2025 to September 30, 2025 each independent member of the Board received $30,000 per annum or prorated for their period of service for their services as a member of the Board. For the period from October 1, 2025 to December 31, 2025, each director received the prorated portion of an annual retainer of $80,000 plus $10,000 for chairing a committee and $5,000 for each committee membership.

Employment and Consulting Agreements, Arrangements or Plans

The following describes the respective employment or consulting agreements entered into by the Company and its Named Executive Officers that are in effect as of the date hereof.

Daniel Reis-Faria Employment Agreement

Daniel Reis-Faria and the Company, entered into an executive employment agreement on September 20, 2025 (the "Reis-Faria Agreement"), pursuant to which Mr. Reis-Faria will serve as the Chief Executive Officer of the Company. The term of the Reis-Faria Agreement is for an indefinite period, unless sooner terminated in accordance with the agreement.

The Reis-Faria Agreement provides for a base salary of $600,000 (as may be increased by the Board), the opportunity to participate in any equity compensation plan of the Company, and other health, benefit and incentive plans offered to other senior executives of the Company, including a target discretionary bonus of 100% of base salary. Mr. Reis-Faria is also entitled to paid time off and holiday pay in accordance with the Company's policies.

On December 19, 2025, Mr. Reis-Faria was granted 471,208 stock options at an exercise price of $7.31 per option. The expiration date is ten years from the grant date. The options will vest based on the Company's volume weighted average price ("VWAP") of the Company's common shares as follows:

Percentage of options vested	At or above the following VWAP on any trading day
20%	$10.97
20%	$14.62
20%	$18.28
20%	$21.93
20%	$25.59

In addition, upon termination of the Reis-Faria Agreement without "Cause" or resignation by Mr. Reis-Faria for "Good Reason," as those terms are defined in the Reis-Faria Agreement, Mr. Reis-Faria will, conditioned upon his execution of a separation and release agreement, be eligible to receive the following payments: an aggregate amount equal to 24 months his base salary at the rate in effect on his last day of service. Should termination without "Cause" or resignation by Mr. Reis-Faria for "Good Reason" occur as a result of a "Change in Control" as defined by the Reis-Faria Agreement, Mr. Reis-Faria shall be entitled to an aggregate amount equal to 30 months of his base salary at the rate in effect on his last day of service.

The foregoing description of the Reis-Faria Agreement is only a summary and is qualified in its entirety by reference to the full text of the Vaiman Agreement, which is filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Company on September 23, 2025.

Michael Heinrich Employment Agreement

Michael Heinrich and the Company, entered into an executive employment agreement on September 20, 2025 (the "Heinrich Agreement"), pursuant to which Mr. Heinrich will serve as the executive chairman of the Company. The term of the Heinrich Agreement is for an indefinite period, unless sooner terminated in accordance with the agreement.

The Heinrich Agreement provides for a base salary of $600,000 (as may be increased by the Board), the opportunity to participate in any equity compensation plan of the Company, and other health, benefit and incentive plans offered to other senior executives of the Company, including a target discretionary bonus of 100% of base salary. Mr. Heinrich is also entitled to paid time off and holiday pay in accordance with the Company's policies.

On December 19, 2025, Mr. Heinrich was granted 471,208 stock options at an exercise price of $7.31 per option. The expiration date is ten years from the grant date. The options will vest based on the Company's volume weighted average price ("VWAP") of the Company's common shares as follows:

Percentage of options vested	At or above the following VWAP on any trading day
20%	$10.97
20%	$14.62
20%	$18.28
20%	$21.93
20%	$25.59

In addition, upon termination of the Heinrich Agreement without "Cause" or resignation by Mr. Heinrich for "Good Reason," as those terms are defined in the Heinrich Agreement, Mr. Heinrich will, conditioned upon his execution of a separation and release agreement, be eligible to receive the following payments: an aggregate amount equal to 24 months his base salary at the rate in effect on his last day of service. Should termination without "Cause" or resignation by Mr. Heinrich for "Good Reason" occur as a result of a "Change in Control" as defined by the Heinrich Agreement, Mr. Heinrich shall be entitled to an aggregate amount equal to 30 months of his base salary at the rate in effect on his last day of service.

The foregoing description of the Heinrich Agreement is only a summary and is qualified in its entirety by reference to the full text of the Vaiman Agreement, which is filed as Exhibit 10.8 to the Current Report on Form 8-K filed by the Company on September 23, 2025.

Dany Vaiman Executive Employment Agreement

Dany Vaiman and the Company, entered into an executive employment agreement on September 20, 2025 (the "Vaiman Agreement"), pursuant to which Mr. Vaiman will continue to serve as the Chief Financial Officer of the Company. The term of the Vaiman Agreement is for an indefinite period, unless sooner terminated in accordance with the agreement.

The Vaiman Agreement provides for a base salary of $350,000 (as may be increased by the Board), the opportunity to participate in any equity compensation plan of the Company, and other health, benefit and incentive plans offered to other senior executives of the Company, including a target discretionary bonus of 100% of base salary. Mr. Vaiman is also entitled to paid time off and holiday pay in accordance with the Company's policies.

On December 19, 2025, Mr. Vaiman was granted 235,604 stock options at an exercise price of $7.31 per option. The expiration date is ten years from the grant date. The options will vest based on the Company's volume weighted average price ("VWAP") of the Company's common shares as follows:

Percentage of options vested	At or above the following VWAP on any trading day
20%	$10.97
20%	$14.62
20%	$18.28
20%	$21.93
20%	$25.59

On August 14, 2024, Mr. Vaiman was granted 4,920 stock appreciation rights at a base price of $35.88 per unit and 8,792 stock appreciation rights at a base price of $47.19 per unit. Both grants of stock appreciation rights vest in 12 equal tranches. The first tranche will vest upon the Company's share price increasing by 50% from the Company's closing share price on the grant date with each tranche thereafter requiring an additional 50% increase in share price to vest in accordance with the following schedule:

Tranche	Percentage Increase in ZeroStack Corp. Share Price From Grant Date For Tranche to Vest
1	50%
2	100%
3	150%
4	200%
5	250%
6	300%
7	350%
8	400%

On December 15, 2024, Mr. Vaiman was granted 9,552 stock appreciation rights at a base price of $50.70 per unit, which vested in full on December 15, 2024.

On June 30, 2025, the base price of the outstanding attributable to Mr. Vaiman was repriced to $22.62 per unit. The Stock Appreciation Rights expire 10 years from the grant date with a post-termination exercise period of one year.

In addition, upon termination of the Vaiman Agreement without "Cause" or resignation by Mr. Vaiman for "Good Reason," as those terms are defined in the Vaiman Agreement, Mr. Vaiman will, conditioned upon his execution of a separation and release agreement, be eligible to receive the following payments: an aggregate amount equal to 24 months his base salary at the rate in effect on his last day of service. Should termination without "Cause" or resignation by Mr. Vaiman for "Good Reason" occur as a result of a "Change in Control" as defined by the Vaiman Agreement, Mr. Vaiman shall be entitled to an aggregate amount equal to 30 months of his base salary at the rate in effect on his last day of service.

The foregoing description of the Vaiman Agreement is only a summary and is qualified in its entirety by reference to the full text of the Vaiman Agreement, which is filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Company on September 23, 2025.

On November 10, 2023, Mr. Vaiman received 3,822 restricted Common Shares, which vested in full on January 1, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2025 with respect to our Common Shares that may be issued under the Company Stock Option Plan and 2022 Incentive Compensation Plan (the "2022 Plan").

Plan Category	Number of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first column)
Equity Compensation Plans Approved by Shareholders(1)
Stock Option Plan	180	$2,568.33	-
2022 Incentive Compensation Plan	1,178,549 (2)	$7.31 (3)	328,867
Stock Appreciation Rights	24,933	$22.62	N/A
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A
Total	1,203,717	N/A	328,867

(1) Includes the Company's Stock Option Plan and its 2022 Plan, which authorizes the granting of awards in any of the following forms: options, stock appreciation rights, restricted stock, restricted stock units, other equity-based awards and cash incentive awards.

(2) Represents 1,178,214 Common Shares underlying options and 335 issued restricted Common Shares as of December 31, 2025.

(3) The weighted exercise price represents the weighted exercise price of the 1,178,214 options outstanding under the 2022 Plan as of December 31, 2025.

Share Ownership

The following table sets forth information known to us regarding beneficial ownership of Common Shares as of February 27, 2026 by:

• each person known by us to be the beneficial owner of more than 5% of outstanding Common Shares;

• each of our executive officers and directors;

• all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of February 27, 2026. In computing the number of Common Shares beneficially owned by a person or entity and the percentage ownership of that person or entity in the table below, all Common Shares subject to options, warrants and restricted stock units held by such person or entity were deemed outstanding if such securities are currently exercisable, or exercisable or would vest based on service-based vesting conditions within 60 days of February 27, 2026. These Common Shares were not deemed outstanding, however, for the purpose of computing the percentage ownership of any other person or entity.

The beneficial ownership of our common stock is based on 2,430,808 Common Shares outstanding as of February 27, 2026.

Unless otherwise indicated, we believe that each person named in the table below has sole voting and investment power with respect to all Common Shares beneficially owned by him.

Unless otherwise noted, the business address of each of these shareholders is c/o ZeroStack Corp. 40 King St W Suite 2400, Toronto, ON M5H 3Y2, Canada.

Beneficial Owner	Number of Common Shares Beneficially Owned(1)	Percentage of Common Shares Beneficially Owned(1)
Executive Officers
Daniel Reis-Faria (2)	6,143,227	71.65%
Dany Vaiman(3)(7)	115,031	4.53%
Michael Heinrich (5)	188,484	5.93%
Non-Employee Directors
Edward Woo(4)(7)	3,635	0.15%
Manfred Leventhal(6)	129	0.01%
Laurence Zeifman	-	-
5% or greater shareholders	-	-
CSAPL (Singapore) Holdings Pte Ltd(8)	242,838	9.33%
AVF III L.P(9)	225,989	8.88%
Blockchain Builders Fund 1, LP(10)	225,989	9.30%
dao5 Capital Fund L.P. (11)	206,878	8.18%
Dispersion Capital(12)	225,989	9.30%
Dragon Roark VCC(13)	187,120	7.15%
Eterna Blockchain Fund II(14)	177,968	7.32%
LongHash Ventures Funds VCC on behalf of LongHash Ventures Sub Fund II(15)	203,392	8.37%
All directors and executive officers as a group of 6 persons	6,450,506(1)	71.71%

(1) Percentages are based on 2,430,808 Common Shares issued and outstanding as of February 23, 2026. Information as to the number of Common Shares beneficially owned, or over which control or direction is exercised, directly or indirectly, not being within the direct knowledge of the Company, has been furnished by the respective directors individually or obtained from the System for Electronic Disclosure by Insiders and may include Common Shares owned or controlled by spouses and/or children of such individuals and/or companies controlled by such individuals or their spouses and/or children.

(2) Includes (i) 5,954,743 prefunded warrants held directly by Mr. Reis-Faria and (ii) 188,484 stock options that have vested and are exercisable as of February 23, 2026. Mr. Reis-Faria directly holds 282,724 stock options that have not vested and are not exercisable as of February 23, 2026. Mr. Reis-Faria filed a 13D A-1 with the SEC on December 19, 2025.

(3) Includes (i) 4,381 shares held directly by Mr. Vaiman, (ii) 16,408 stock appreciation rights that have vested and are exercisable as of February 23, 2026 and (iii) 94,242 stock options that have vested and are exercisable as of February 23, 2026. Mr. Vaiman directly holds 141,362 stock options that have not vested and are not exercisable as of February 23, 2026. Mr. Vaiman filed 13D A-3 with the SEC on December 19, 2025.

(4) Includes (i) 3,454 shares held directly by Mr. Woo, (ii) 52 shares held by 1317433 B.C. Limited, a company in which Mr. Woo is the sole director and equity owner and (iii) 129 stock options that have vested.

(5) Includes 188,484 stock options that have vested and are exercisable as of February 23, 2026 but excludes 121,297 prefunded warrants held directly by Mr. Heinrich because the common shares shown to be beneficially owned in this table give effect to a blocker provision in the Cash Pre-funded Warrants, Cash Common Warrants and Token Pre-funded Warrants under which the holder does not have the right to exercise the Cash Pre-funded Warrants, Cash Common Warrants, Token Pre-funded Warrants to the extent (but only to the extent) that such exercise would result in beneficially ownership by the holder thereof, together with the holder's affiliates, any other persons acting as a group with the holder or any of the holder's affiliates, of more than 4.99% of the outstanding common shares of the Company.

(6) Includes 129 stock appreciation rights held directly by Mr. Leventhal.

(7) Messrs. Vaiman and Woo have reported as a group pursuant to Amendment No. 1 on Form 13D filed with the SEC on April 21, 2023. The number of shares disclosed in the above table only reflect the shares held or controlled directly by each director of officer and each such personal specifically disclaims beneficial ownership of the securities and he does not directly own or control.

(8) Includes (i) 69,763 shares and (ii) 173,075 pre-funded warrants held directly by CSAPL (Singapore) Holdings Pte Ltd as of February 23, 2026. CSAPL (Singapore) Holdings Pte Ltd has voting and investment power with respect to 684,793 common shares, consisting of (i) 69,763 Cash Common Shares, (ii), 327,219 Cash Pre-Funded Warrant Shares, (iii) 79,395 Cash Warrant Shares and (iv) 208,416 Token Pre-funded Warrant Shares, held directly by, and registered in the name of CSAPL (Singapore) Holdings Pte Ltd. The common shares shown to be beneficially owned in the table above give effect to a blocker provision in the Cash Pre-funded Warrants, Cash Common Warrants and Token Pre-funded Warrants under which the holder does not have the right to exercise the Cash Pre-funded Warrants, Cash Common Warrants, Token Pre-funded Warrants to the extent (but only to the extent) that such exercise would result in beneficially ownership by the holder thereof, together with the holder's affiliates, any other persons acting as a group with the holder or any of the holder's affiliates, of more than 9.99% of the outstanding common shares of the Company. CSAPL (Singapore) Holdings Pte Ltd does not beneficially own any other common shares or convertible securities. CSAPL (Singapore) Holdings Pte Ltd disclaims beneficial ownership of such shares except to the extent of its pecuniary interest, if any, in such shares. The principal address of CSAPL (Singapore) Holdings Pte Ltd is 24 Cairnhill Road, Singapore, 229654.

(9) Includes (i) 112,994 shares and (ii) 112,995 pre-funded warrants held directly by AVF III L.P. as of February 23, 2026. AVF III L.P. has voting and investment power with respect to 225,989 common shares, consisting of 208,416 Token Pre-funded Warrant Shares, held directly by, and registered in the name of AVF III L.P. The common shares shown to be beneficially owned in the table above give effect to a blocker provision in the Token Pre-funded Warrants under which the holder does not have the right to exercise the Token Pre-funded Warrants to the extent (but only to the extent) that such exercise would result in beneficially ownership by the holder thereof, together with the holder's affiliates, any other persons acting as a group with the holder or any of the holder's affiliates, of more than 9.99% of the outstanding common shares of the Company. AVF III L.P does not beneficially own any other common shares or convertible securities. AVF III L.P. disclaims beneficial ownership of such shares except to the extent of its pecuniary interest, if any, in such shares. The principal address of AVF III L.P. is 545 Pacific Ave. San Francisco, CA 94133.

(10) Includes 225,989 shares held directly by Blockchain Builders Fund 1, LP as of February 23, 2026. Blockchain Builders Fund 1, LP has voting and investment power with respect to 225,989 common shares, consisting of 225,989 Token Pre-funded Warrant Shares, held directly by, and registered in the name of Blockchain Builders Fund 1, LP. The common shares shown to be beneficially owned in the table above give effect to a blocker provision in the Token Pre-funded Warrants under which the holder does not have the right to exercise the Token Pre-funded Warrants to the extent (but only to the extent) that such exercise would result in beneficially ownership by the holder thereof, together with the holder's affiliates, any other persons acting as a group with the holder or any of the holder's affiliates, of more than 9.99% of the outstanding common shares of the Company. Blockchain Builders Fund 1, LP does not beneficially own any other common shares or convertible securities. Blockchain Builders Fund 1, LP disclaims beneficial ownership of such shares except to the extent of its pecuniary interest, if any, in such shares. The principal address of Blockchain Builders Fund 1, LP is 49 Engert Avenue, Suite 1,Brooklyn, NY 11222.

(11) Includes (i) 108,000 shares and (ii) 98,878 pre-funded warrants held directly by dao5 Capital Fund L.P. as of February 23, 2026. Dao5 Capital Fund L.P. has voting and investment power with respect to 206,878 common shares, consisting of 206,878 Token Pre-funded Warrant Shares, held directly by, and registered in the name of dao5 Capital Fund L.P. The common shares shown to be beneficially owned in the table above give effect to a blocker provision in the Token Pre-funded Warrants under which the holder does not have the right to exercise the Token Pre-funded Warrants to the extent (but only to the extent) that such exercise would result in beneficially ownership by the holder thereof, together with the holder's affiliates, any other persons acting as a group with the holder or any of the holder's affiliates, of more than 9.99% of the outstanding common shares of the Company. Dao5 Capital Fund L.P. does not beneficially own any other common shares or convertible securities. Dao5 Capital Fund L.P. disclaims beneficial ownership of such shares except to the extent of its pecuniary interest, if any, in such shares. The principal address of dao5 Capital Fund L.P. is ONE Cale Beach, G10, West Bay Street, Nassau, Bahamas.

(12) Includes 225,989 shares held directly by Dispersion Capital as of February 23, 2026. Dispersion Capital has voting and investment power with respect to 225,989 common shares, consisting of 225,989 Token Pre-funded Warrant Shares, held directly by, and registered in the name of Dispersion Capital. The common shares shown to be beneficially owned in the table above give effect to a blocker provision in the Token Pre-funded Warrants under which the holder does not have the right to exercise the Token Pre-funded Warrants to the extent (but only to the extent) that such exercise would result in beneficially ownership by the holder thereof, together with the holder's affiliates, any other persons acting as a group with the holder or any of the holder's affiliates, of more than 9.99% of the outstanding common shares of the Company. Dispersion Capital does not beneficially own any other common shares or convertible securities. Dispersion Capital disclaims beneficial ownership of such shares except to the extent of its pecuniary interest, if any, in such shares. The principal address of Dispersion Capital is 4th Floor, Harbour Place, 103 South Church Street, PO Box 10240, Grand Cayman KY1-1002, Cayman Islands.

(13) Includes 187,120 pre-funded warrants held directly by Dragon Roark VCC as of February 23, 2026. Dragon Roark VCC has voting and investment power with respect to 187,120 common shares, consisting of 187,120 Token Pre-funded Warrant Shares, held directly by, and registered in the name of Dragon Roark VCC. The common shares shown to be beneficially owned in the table above give effect to a blocker provision in the Token Pre-funded Warrants under which the holder does not have the right to exercise the Token Pre-funded Warrants to the extent (but only to the extent) that such exercise would result in beneficially ownership by the holder thereof, together with the holder's affiliates, any other persons acting as a group with the holder or any of the holder's affiliates, of more than 9.99% of the outstanding common shares of the Company. Dragon Roark VCC does not beneficially own any other common shares or convertible securities. Dragon Roark VCC disclaims beneficial ownership of such shares except to the extent of its pecuniary interest, if any, in such shares. The principal address of Dragon Roark VCC is 140 Robinson Road #10-02 Singapore 068907.

(14) Includes 177,968 shares held directly by Eterna Blockchain Fund II as of February 23, 2026. Eterna Blockchain Fund II has voting and investment power with respect to 117,968 common shares, consisting of 117,968 Token Pre-funded Warrant Shares, held directly by, and registered in the name of Eterna Blockchain Fund II. The common shares shown to be beneficially owned in the table above give effect to a blocker provision in the Token Pre-funded Warrants under which the holder does not have the right to exercise the Token Pre-funded Warrants to the extent (but only to the extent) that such exercise would result in beneficially ownership by the holder thereof, together with the holder's affiliates, any other persons acting as a group with the holder or any of the holder's affiliates, of more than 9.99% of the outstanding common shares of the Company. Eterna Blockchain Fund II does not beneficially own any other common shares or convertible securities. Eterna Blockchain Fund II disclaims beneficial ownership of such shares except to the extent of its pecuniary interest, if any, in such shares. The principal address of Eterna Blockchain Fund II is 5th Floor, The Exchange George’s Dock IFSC, Dublin 1, Ireland D01 W213.

(15) Includes 203,392 shares held directly by LongHash Ventures Funds VCC on behalf of LongHash Ventures Sub Fund II as of February 23, 2026. LongHash Ventures Funds VCC on behalf of LongHash Ventures Sub Fund II has voting and investment power with respect to 203,392 common shares, consisting of 203,392 Token Pre-funded Warrant Shares, held directly by, and registered in the name of LongHash Ventures Funds VCC on behalf of LongHash Ventures Sub Fund II. The common shares shown to be beneficially owned in the table above give effect to a blocker provision in the Token Pre-funded Warrants under which the holder does not have the right to exercise the Token Pre-funded Warrants to the extent (but only to the extent) that such exercise would result in beneficially ownership by the holder thereof, together with the holder's affiliates, any other persons acting as a group with the holder or any of the holder's affiliates, of more than 9.99% of the outstanding common shares of the Company. LongHash Ventures Funds VCC on behalf of LongHash Ventures Sub Fund II does not beneficially own any other common shares or convertible securities. LongHash Ventures Funds VCC on behalf of LongHash Ventures Sub Fund II disclaims beneficial ownership of such shares except to the extent of its pecuniary interest, if any, in such shares. The principal address of LongHash Ventures Funds VCC on behalf of LongHash Ventures Sub Fund II is 7 Temasek Boulevard #07-07 A, Suntec Tower 1, Singapore 038987.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Except as set forth below, since January 1, 2024, there has not been nor are there currently proposed any transactions or series of similar transactions to which we were or are to be a party in which the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer, holder of more than 5% of the Common Shares or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

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

Under the terms of the Share Purchase Agreement, the Company agreed to purchase the United Common Shares from the group of sellers listed in the Share Purchase Agreement (the "Sellers"), which included Clifford Starke and Sammy Dorf, each of whom were directors of the Company (the "ZeroStack Directors") at the time of the transaction, and the Company's chief financial officer, Dany Vaiman (together with the Zero Stack Directors, the "ZeroStack Insiders") for (i) 23,686 shares of common stock of Zero Stack (the "ZeroStack Shares"), representing 4.99% of the outstanding shares of common stock of the Company as of January 30, 2025, issued to the Sellers who are not Zero Stack Insiders and (ii) promissory notes with five year maturities that accrue interest at a rate of 6% per annum in an aggregate principal amount of $2,845,700 issued to the Sellers (the "United Notes"). The Share Purchase Agreement contains standard representations, warranties, covenants, and indemnity provisions, and its terms were unanimously approved by the disinterested directors of Zero Stack.

The foregoing descriptions of the material terms of the Share Purchase Agreement and the United Notes do not purport to be complete and are qualified in its entirety by reference to Exhibit 10.1 and Exhibit 10.2 to the Company's Form 8-K filed with the SEC on February 5, 2025.

On September 20, 2025, the Company entered into the Equity Transfer and Debt Repayment, by and among the Company, the Transferor, the Lender, and the Noteholders.

Subject to the terms and conditions set forth in the Equity Transfer and Debt Repayment:

(i) the Noteholders will contribute the Promissory Notes, which were issued by Flora to the Noteholders on January 30, 2025 and have an aggregate outstanding balance of US$2,222,143, to the Lender, a newly-formed entity, in exchange for pro rata membership interests in the Lender; and

(ii) thereafter, Transferors will transfer to the Lender, in full satisfaction and repayment of the Promissory Notes, all of the Transferred Interests.

The "Transferred Companies" include the following wholly-owned subsidiaries of Transferors: AV; Vessel Brand Canada Inc; Klokken Aarhus Inc.; (iv) Rangers Pharmaceuticals A/S; TruHC; Vessel; High Roller; Just Brands; Just Brands FL LLC; Just Brands International LTD; and United Beverage Distribution Inc.. As part of the Disposition, the Company will also transfer to the Lender its minority equity interest in Hoshi International Inc.

The closing of the Disposition closed on September 26, 2025.

The foregoing description of the Equity Transfer and Debt Repayment does not purport to be complete and is qualified in its entirety by the full text of the Equity Transfer and Debt Repayment, a copy of which is filed as Exhibit 10.5 to the Company's Form 8-K filed with the SEC on September 23, 2025.

On October 9, 2025, Daniel Reis-Faria, the Company's Chief Executive Officer, contributed 50,000,000 0G Tokens valued at $113.3 million in exchange for 5,954,743 PIPE Prefunded Warrants as part of the second closing of the PIPE Offering. See "Item 1. Business - Development Overview - Cash Private Placement."

On October 23, 2025, the Company received 50,000,000 0G Tokens from Zero Gravity in exchange for the issuance of the Zero Gravity Convertible Note in an aggregate original principal amount of 50,000,000 0G Tokens as part of the Cryptocurrency Offering. Michael Heinrich, the Company's executive chairman and a member of the Board, is the chief executive officer of Zero Gravity.

Prior to its acquisition by the Company, Harmony Health One ("Harmony"), a subsidiary of FGH, entered into an Intellectual Property License Agreement with Hampstead Private Capital Limited ("Hampstead") - a corporation controlled by the former Chief Executive Officer of the Company and former Chief Executive Officer of FGH. Under the terms of this agreement, Harmony is to pay Hampstead a royalty in the amount of 3.5% of the gross revenues from the sale of Harmony products. No royalty amounts had been recorded by the Company for the years ended December 31, 2025 and December 31, 2024, as there were no sales for the period after the Company acquired FGH. As discussed in Note 6 of the Company's consolidated financial statements for the year ended December 31, 2025, both FGH and Harmony made voluntary assignments in bankruptcy and a trustee of the estate of each was appointed on March 14, 2025.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services of Independent Registered Public Accounting Firm

The table below summarizes the fees and expenses billed to us by Davidson for the years ended December 31, 2025 and 2024.

Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees	Total
2025	$572,428	$191,053	$32,851	$ --	$796,332
2024	$773,081	$151,281	$51,129	$ --	$975,491

Audit Fees.  Audit fees consist of services rendered by an independent registered public accounting firm for the audit of our consolidated financial statements (including tax services performed to fulfill the auditor's responsibility under generally accepted auditing standards) and our internal control over financial reporting, and reviews of the interim financial statements.

Audit-Related Fees. Audit-related fees relate to assurance and associated services that traditionally are performed by the independence auditor including SEC filings, comfort letters, consents and comment letters in connection with regulatory filings.

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements: See Part II, Item 8 of this Annual Report.
	(2)	Exhibits: See Index to Exhibits below.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of ZeroStack Corp. (formerly, "Flora Growth Corp.") (incorporated by reference to Exhibit 2.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 1-A, filed with the SEC on October 10, 2019).

3.2	Articles of Amendment of ZeroStack Corp. (formerly, "Flora Growth Corp.") effective April 30, 2021 (incorporated by reference to Exhibit 3.3 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form F-1, filed with the SEC on November 16, 2021).

3.3	Articles of Amendment of ZeroStack Corp. (formerly, "Flora Growth Corp.") effective June 9, 2023 (incorporated by reference to Exhibit 3.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K, filed with the SEC on June 7, 2023).

3.4	Bylaw No. 1-A of ZeroStack Corp. (formerly, "Flora Growth Corp.") (incorporated by reference to Exhibit 99.3 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 6-K filed with the SEC on July 6, 2022).

3.5	Articles of Amendment of ZeroStack Corp. (formerly, "Flora Growth Corp."), effective August 3, 2025 (incorporated by reference to Exhibit 3.1 of ZeroStack's Form 8-K, filed with the SEC on August 4, 2025)

3.6	Articles of Amendment and Certificate of Amendment of ZeroStack Corp. (formerly, "Flora Growth Corp."), dated January 29, 2026 ((incorporated by reference to Exhibit 3.1 of ZeroStack's Form 8-K, filed with the SEC on January 29, 2026)

4.1	Description of Common Shares (incorporated by reference to Exhibit 2.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 20-F filed with the SEC on May 9, 2022).

4.2	Form of Unit Warrant (incorporated by reference to Exhibit 4.5 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.")'s Form F-1, filed with the SEC on November 16, 2021).

4.3	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 6-K, filed with the SEC on December 13, 2022).

4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 6-K, filed with the SEC on December 13, 2022).

4.5	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on September 21, 2023).

4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on September 21, 2023).

4.7	Form of Warrant Amendment (incorporated by reference to Exhibit 10.3 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on September 21, 2023).

4.8	Form of Pre-funded Warrant dated as of May 2, 2025 (incorporated by reference to Exhibit 4.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on May 2, 2025)

4.9	ZeroStack Corp. (formerly, "Flora Growth Corp.") 2022 Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on June 30, 2025)

4.10	Form of Pre-funded Warrant dated as of September 19, 2025 (incorporated by reference to Exhibit 4.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on September 23, 2025)

4.11	Form of Common Warrant dated as of September 19, 2025 (incorporated by reference to Exhibit 4.2 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on September 23, 2025)

4.12	Form of Convertible Note dated as of September 19, 2025 (incorporated by reference to Exhibit 4.3 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on September 23, 2025)

4.13	Form of Convertible Note dated as of September 22, 2025 (incorporated by reference to Exhibit 4.4 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on September 23, 2025)

4.14	ZeroStack Corp. (formerly, "Flora Growth Corp.") 2022 Incentive Compensation Plan, as amended on June 6, 2023, August 14, 2024, June 30, 2025 and December 19, 2025 (incorporated by reference to Exhibit 4.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on December 22, 2025)

10.1†	ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Stock Option Plan (incorporated by reference to Exhibit 6.16 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 1-A, filed with the SEC on October 10, 2019).

10.2†	Form of Stock Option Agreement (incorporated by reference to Exhibit 6.17 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 1-A, filed with the SEC on October 10, 2019).

10.3	Letter Agreement by and between ZeroStack Corp.'s (formerly, "Flora Growth Corp.") and TruHC Holding GmbH, dated April 1, 2024 (incorporated by reference to Exhibit 10.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on April 5, 2024).

10.4	Underwriting Agreement, dated April 4, 2024, by and between ZeroStack Corp. (formerly, "Flora Growth Corp.") and Aegis Capital Corp. (incorporated by reference to Exhibit 1.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on April 8, 2024).

10.5	Stock Purchase Agreement, dated April 16, 2024, by and between ZeroStack Corp.'s (formerly, "Flora Growth Corp.") and TruHC Holding GmbH (incorporated by reference to Exhibit 10.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on April 19, 2024).

10.6	Sales Agreement by and among ZeroStack Corp. (formerly, "Flora Growth Corp.") and Aegis Capital Corp., dated April 26, 2024 (incorporated by reference to Exhibit 1.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on April 29, 2024).

10.7	Share and Purchase Agreement, dated June 4, 2024, by and between ZeroStack Corp. (formerly, "Flora Growth Corp.") and Lifeist Wellness Inc. (incorporated by reference to Exhibit 1.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on June 5, 2024).

10.8†	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on September 5, 2024).

10.9	Supply Agreement, by and between Northern Green Canada Inc. and ZeroStack Corp. (formerly, "Flora Growth Corp."), made as of October 31, 2024 (incorporated by reference to Exhibit 10.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on November 1, 2024).

10.10	Deed of termination, settlement and release in respect of the supply agreement, by and among ZeroStack Corp. (formerly, "Flora Growth Corp."), Northern Green Canada Inc., ACA Müller ADAG Pharma Vertriebs GmbH and Curaleaf Portugal LDA, dated as of October 28, 2024 (incorporated by reference to Exhibit 10.2 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on November 1, 2024).

10.11	Placement Agent Agreement, between ZeroStack Corp. (formerly, "Flora Growth Corp.") and Aegis Capital Corp., dated December 10, 2024 (incorporated by reference to Exhibit 1.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on December 12, 2024).

10.12	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.")Form 1-A offering statement filed on August 7, 2024).

10.13	Securities Purchase Agreement, dated December 13, 2024, by and between ZeroStack Corp. (formerly, "Flora Growth Corp.") and the purchasers identified therein (incorporated by reference to Exhibit 10.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on December 16, 2024).

10.14	Placement Agent Agreement, dated as of December 13, 2024, by and between ZeroStack Corp. (formerly, "Flora Growth Corp.") and Aegis (incorporated by reference to Exhibit 10.2 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on December 16, 2024).

10.15†	Form of Restricted Stock Award Agreement dated December 15, 2024 (incorporated by reference to Exhibit 10.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on December 17, 2024).

10.16†	Form of Stock Appreciation Rights Agreement dated December 15, 2024 (incorporated by reference to Exhibit 10.2 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on December 17, 2024).

10.17	Share Purchase Agreement dated January 30, 2025 (incorporated by reference to Exhibit 10.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on February 5, 2025).

10.18	Form of Promissory Note of ZeroStack Corp.'s (formerly, "Flora Growth Corp."), dated January 30, 2025 (incorporated by reference to Exhibit 10.2 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on February 5, 2025).

10.19†	ZeroStack Corp. (formerly, "Flora Growth Corp.") 2022 Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 6-K filed with the SEC on July 6, 2022).

10.20†	Consulting Agreement, dated December 15, 2023, by and between ZeroStack Corp.'s (formerly, "Flora Growth Corp.") and Clifford Starke (incorporated by reference to Exhibit 10.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on December 15, 2023).

10.21†	Executive Employment Agreement, dated December 15, 2023, by and between ZeroStack Corp.'s (formerly, "Flora Growth Corp.") and Dany Vaiman (incorporated by reference to Exhibit 10.2 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on December 15, 2023).

10.22	Form of Securities Purchase Agreement, dated as of May 2, 2025, by and between ZeroStack Corp. (formerly, "Flora Growth Corp.") and the purchasers identified therein (incorporated by reference to Exhibit 10.1 of ZeroStack's Form 8-K filed with the SEC on May 2, 2025)

10.23	Form of Unvested Stock Appreciation Rights Agreement, dated June 30, 2025 (incorporated by reference to Exhibit 10.1 of ZeroStack's Form 8-K filed with the SEC on June 30, 2025)

10.24	Form of Vested Stock Appreciation Rights Agreement, dated June 30, 2025 (incorporated by reference to Exhibit 10.2 of ZeroStack's Form 8-K filed with the SEC on June 30, 2025)

10.25	Form of Securities Purchase Agreement, dated as of September 19, 2025, by and between ZeroStack Corp. (formerly, "Flora Growth Corp.") and the Cash Investors identified therein (incorporated by reference to Exhibit 10.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on September 23, 2025)

10.26	Form of Securities Purchase Agreement, dated as of September 19, 2025, by and between ZeroStack Corp. (formerly, "Flora Growth Corp.") and the Token Investors identified therein (incorporated by reference to Exhibit 10.2 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on September 23, 2025)

10.27	Form of Securities Purchase Agreement, dated as of September 19, 2025, by and between ZeroStack Corp. (formerly, "Flora Growth Corp.") and the Note Investor identified therein (incorporated by reference to Exhibit 10.3 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on September 23, 2025)

10.28	Form of Securities Purchase Agreement, dated as of September 22, 2025, by and between ZeroStack Corp. (formerly, "Flora Growth Corp.") and Zero Gravity Labs Inc. (incorporated by reference to Exhibit 10.4 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on September 23, 2025)

10.29	Equity Transfer and Debt Repayment Agreement, dated as of September 20, 2025 (incorporated by reference to Exhibit 10.5 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on September 23, 2025)

10.30†	Employment Agreement, dated September 20, 2025, by and between ZeroStack Corp.'s (formerly, "Flora Growth Corp.") and Daniel Reis-Faria (incorporated by reference to Exhibit 10.6 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on September 23, 2025)

10.31†	Employment Agreement, dated September 20, 2025, by and between ZeroStack Corp.'s (formerly, "Flora Growth Corp.") and Dany Vaiman (incorporated by reference to Exhibit 10.7 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on September 23, 2025)

10.32†	Employment Agreement, dated September 20, 2025, by and between ZeroStack Corp.'s (formerly, "Flora Growth Corp.") and Michael Heinrich (incorporated by reference to Exhibit 10.8 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on September 23, 2025)

10.33	Sales Agreement by and among ZeroStack Corp.'s (formerly, "Flora Growth Corp.") and Revere Securities LLC, dated September 23, 2025 (incorporated by reference to Exhibit 1.1 of the ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on September 23, 2025)

10.34	Share Purchase Agreement, dated as of November 28, 2025, by and among ZeroStack Corp.'s (formerly, "Flora Growth Corp.") and White Lion Capital, LLC (incorporated by reference to Exhibit 10.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on November 28, 2025)

10.35	Registration Rights Agreement, dated as of November 28, 2025, by and among ZeroStack Corp.'s (formerly, "Flora Growth Corp.") and White Lion Capital, LLC (incorporated by reference to Exhibit 10.2 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on November 28, 2025)

10.36	Form of Stock Option Agreement, dated December 19, 2025 (incorporated by reference to Exhibit 10.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on December 22, 2025)

10.37	Separation Agreement and General Release of Claims between ZeroStack Corp.'s (formerly, "Flora Growth Corp.") and Clifford Starke dated December 19, 2025 (incorporated by reference to Exhibit 10.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on December 23, 2025)

10.38	Note Settlement Agreement by and between ZeroStack Corp.'s (formerly, "Flora Growth Corp.") and DeFi Development Corp., dated December 29, 2025 (incorporated by reference to Exhibit 10.1 of ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Form 8-K filed with the SEC on December 31, 2025)

19.1*	ZeroStack Corp.'s (formerly, "Flora Growth Corp.") Insider Trading Policy

21.1*	List of Subsidiaries

23.1*	Consent of Davidson & Company, LLP, independent registered public accounting firm.

31.1*	Certification by Daniel Reis-Faria, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2024.

31.2*	Certification by Dany Vaiman, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2024.

32.1**	Certification by Daniel Reis-Faria, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2024.

32.2**	Certification by Dany Vaiman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2024.

97*	ZeroStack Corp. Incentive Compensation Recovery Policy

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

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

Date: February 27, 2026	ZEROSTACK CORP. (FORMERLY FLORA GROWTH CORP.)

	By:	/s/ Daniel Reis-Faria
Daniel Reis-Faria
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daniel Reis-Faria	Chief Executive Officer and Director	February 27, 2026
Daniel Reis-Faria	(Principal Executive Officer)

/s/ Dany Vaiman	Chief Financial Officer	February 27, 2026
Dany Vaiman	(Principal Financial and Accounting Officer)

/s/ Michael Heinrich	Executive Chairman and Director	February 27, 2026
Michael Heinrich

/s/ Edward Woo	Director	February 27, 2026
Edward Woo

/s/ Manfred Leventhal	Director	February 27, 2026
Manfred Leventhal

/s/ Laurence Zeifman	Director	February 27, 2026
Laurence Zeifman