Form 10-Q
period 2026-03-31
ZeroStack Corp.
filed 2026-05-04
CIK 1790169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 001-40397

ZeroStack Corp.

(Exact name of registrant as specified in its charter)

Province of Ontario	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 King St W Suite 2400
Toronto, ON, Canada	M5H 3Y2
(Address of principal executive offices)	(Zip Code)

(954) 842-4989

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	ZSTK	Nasdaq Capital Market

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

As of April 27, 2026, the registrant had 2,430,471 shares of its common shares, no par value ("Common Shares") outstanding.

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

  the satisfaction of customary closing conditions related to the Exchange (as defined below) and to complete the Financing (as defined below);
  the date on which the Exchange is expected to close;
  our ability to obtain shareholder approval for the Exchange and/or planned redomicile from the province of Ontario to the State of Texas;
  Texas Blocker Corp.'s ("Texas Blocker") ability to obtain stockholder approval by written consent for the Exchange.
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
  risks related to the custody of the Cryptocurrencies, including the loss or destruction of private keys required to access our Cryptocurrencies and cyberattacks or other data loss relating to our Cryptocurrencies; and

  the other risks described under Part I, Item 1A, "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 Annual Report") filed with the Securities and Exchange Commission (the "SEC") on February 27, 2026, as well as described from time to time in our other filings with the SEC.

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

PART I

Item 1. Financial Statements

ZeroStack Corp.

ZeroStack Corp.
Unaudited Condensed Interim Consolidated Statements of Financial Position
(in thousands of United States dollars, except share amounts which are in thousands of shares)
As at:	March 31, 2026	December 31, 2025
ASSETS
Current
Cash	$1,978	$5,596
Restricted cash	325	25
Trade and amounts receivable, net of $318 allowance ($327 at December 31, 2025)	783	799
Prepaid expenses and other current assets	1,562	323
Inventory	1,612	1,897
Current digital assets	4,988	76
Total current assets	11,248	8,716
Non-current
Property, plant and equipment	120	128
Operating lease right of use assets	350	386
Restricted digital assets	-	49,000
Digital assets	33,417	71,950
Other assets	55	55
Total assets	$45,190	$130,235
LIABILITIES
Current
Trade payables	$2,480	$2,328
Contingencies	1,271	1,167
Current portion of debt	3,119	2,722
Current portion of operating lease liability	139	163
Other accrued liabilities	1,095	2,248
Total current liabilities	8,104	8,628
Non-current
Long-term debt	38	50,767
Non-current operating lease liability	251	279
Deferred tax	-	9
Total liabilities	8,393	59,683
SHAREHOLDERS' EQUITY
Share capital, no par value, unlimited authorized, 2,430 issued and outstanding (1,046 at December 31, 2025)	-	-
Additional paid-in capital	351,058	348,160
Accumulated other comprehensive loss	187	180
Deficit	(314,448)	(277,788)
Total shareholders' equity	36,797	70,552
Total liabilities and shareholders' equity	$45,190	$130,235

Commitments and contingencies - see Note 14.

Going concern - see Note 2.

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

ZeroStack Corp.
Unaudited Condensed Interim Consolidated Statements of Loss and Comprehensive Loss
(in thousands of United States dollars, except per share amounts which are in thousands of shares)
	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Revenue	$7,274	$6,866
Cost of sales	4,128	6,331
Gross profit	3,146	535
Operating expenses
Loss from changes in fair value of digital assets	60,742	-
Salaries and consulting fees	965	705
Professional fees	653	534
Share based compensation	2,771	172
Asset impairment	-	46
Other expenses, net	668	697
Total operating expenses	65,799	2,154
Operating loss	(62,653)	(1,619)
Interest expense	(66)	(23)
Foreign exchange (loss) gain	(23)	1
Gain on disposal of Insolvent Entities	-	1,119
Changes in financial instruments fair value	26,073	269
Net loss before income taxes and discontinued operations	(36,669)	(253)
Income tax benefit (expense)	9	(88)
Net loss from continuing operations	(36,660)	(341)
Loss from discontinued operations, net of taxes	-	(417)
Net loss for the period	$(36,660)	$(758)

Basic loss per share from continuing operations	$(3.68)	$(0.69)
Diluted loss per share from continuing operations	$(3.68)	$(0.69)
Basic loss per share	$(3.68)	$(1.54)
Diluted loss per share	$(3.68)	$(1.54)
Weighted average number of common shares outstanding - basic	9,958	492
Weighted average number of common shares outstanding - diluted	9,958	492
Other comprehensive loss
Net loss for the period	$(36,660)	$(758)
Derecognition of equity related to Insolvent Entities, net of income taxes of $nil ($nil in 2025)	-	(595)
Gain (loss) on foreign currency translation, net of income taxes of $nil ($nil in 2025)	7	620
Comprehensive loss	$(36,653)	$(733)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

ZeroStack Corp.
Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders' Equity
(in thousands of United States dollars, except for share amounts which are in thousands of shares)
	Common Shares		Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total shareholders' equity
	#
For the three months ended March 31, 2026
Balance, December 31, 2025	1,046	$-	$348,160	$180	$(277,788)	$70,552
Equity offerings	18	-	115	-	-	115
Exercise of pre-funded warrants	1,366	-	-	-	-	-
Options issued	-	-	2,754	-	-	2,754
Restricted stock vested	-	-	4	-	-	4
SARs issued	-	-	13	-	-	13
Share issuance costs	-	-	12	-	-	12
Other comprehensive loss - exchange differences	-	-	-	7	-	7
Net loss	-	-	-	-	(36,660)	(36,660)
Balance, March 31, 2026	2,430	$-	$351,058	$187	$(314,448)	$36,797
For the three months ended March 31, 2025
Balance, December 31, 2024	478	$-	$162,871	$(221)	$(158,140)	$4,510
Equity issued for business combinations	24	-	813	-	-	813
Restricted stock vested	-	-	8	-	-	8
SARs issued	-	-	163	-	-	163
Share issuance costs	-	-	(3)	-	-	(3)
Derecognition of equity related to Insolvent Entities	-	-	-	(595)	-	(595)
Other comprehensive loss - exchange differences	-	-	-	620	-	620
Net loss	-	-	-	-	(758)	(758)
Balance, March 31, 2025	502	$-	$163,852	$(196)	$(158,898)	$4,758

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

ZeroStack Corp.
Unaudited Condensed Interim Consolidated Statement of Cash Flows
(in thousands of United States dollars)
	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Cash flows from operating activities:
Net loss	$(36,660)	$(758)
Adjustments to net loss:
Depreciation and amortization	4	182
Share based compensation	2,771	172
Deferred ELOC costs	54	-
Inventory impairments through costs of sales	16	218
Asset impairments	-	46
Digital assets received as revenue	(2,771)	-
Changes in fair value of digital assets	60,742	-
Changes in financial instruments fair value	(22,999)	(305)
Realized gain on the settlement of convertible note	(3,074)	-
Bad debt expense	-	71
Gain on disposal of Insolvent Entities	-	(1,162)
Interest expense	66	51
Interest paid	(66)	(30)
Income tax	(9)	38
	(1,926)	(1,477)
Net change in non-cash working capital:
Trade and other receivables	16	(1,082)
Inventory	269	928
Prepaid expenses and other assets	(1,293)	(63)
Trade payables and accrued liabilities	(913)	(967)
Net cash used in operating activities	(3,847)	(2,661)

Cash flows from financing activities:
Equity instruments issued	115	-
Loan borrowings	1,609	1,083
Loan repayments	(1,153)	(1,083)
Net cash provided by financing activities	571	-

Cash flows from investing activities:
Purchases of property, plant and equipment and intangible assets	-	(24)
Net cash on insolvency	-	(67)
Cash acquired in business combination	-	461
Net cash provided by investing activities	-	370

Effect of exchange rate on changes on cash	(42)	(50)

Change in cash during the period	(3,318)	(2,341)
Cash and restricted cash at beginning of period	5,621	5,248
Cash included in assets held for sale	-	804
Cash and restricted cash at end of period	$2,303	$3,711
Supplemental disclosure of non-cash investing and financing activities
Digital assets used to settle convertible note	$24,650	$-
Debt issued for business combinations	-	2,135
Common shares issued for business combinations	-	813
Operating lease additions to right of use assets	-	325

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

ZeroStack Corp.
Notes to the unaudited condensed interim consolidated financial statements
For the three months ended March 31, 2026
(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

1. NATURE OF OPERATIONS

ZeroStack Corp. (the "Company" or "ZeroStack") (with its subsidiaries, the "Group") was incorporated as Flora Growth Corp. under the laws of the Province of Ontario, Canada on March 13, 2019. The Company, which filed articles of amendment to change its name to ZeroStack Corp. on January 29, 2026, is a decentralized artificial intelligence ("AI") treasury company that is investing in the future of AI infrastructure through strategic ownership in $0G, the native token of the 0G Chain, a layer-1 blockchain designed to enable users to deploy and operate decentralized AI applications and data ("0G Tokens", each a "0G Token" or "0G"), and an AI-focused asset management company. The Company is also a global pharmaceutical distributor through its wholly owned subsidiary Phatebo GmbH ("Phatebo"). The Company's registered office and principal place of business is located at 40 King Street, W Suite 2400, Toronto, Ontario, M5H 3S1, Canada.

2.  BASIS OF PRESENTATION

These unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 Annual Report"). These unaudited condensed interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

These unaudited condensed interim consolidated financial statements apply the same accounting policies as those used in the financial statements included in the 2025 Annual Report, except as noted below.

Blocker Securities Contribution Agreements and Blocker Stockholders' Agreement

On March 31, 2026, Texas Blocker Corp. ("Texas Blocker"), a Texas corporation that was formed by Daniel Reis-Faria and Dany Vaiman, the Chief Executive Officer and Chief Financial Officer, respectively, of the Company, for the purpose of facilitating the Exchange (as defined below), entered into securities contribution agreements (the "Securities Contribution Agreements") with certain investors (the "Investors") pursuant to which the Investors contributed an aggregate of 142,232,948 0G Tokens in exchange for an aggregate of 9,104,614 shares of common stock, $0.001 par value, of Texas Blocker (the "Blocker Shares") issued on a private placement basis (the "Contribution"). The fair market value of each Token was deemed to be $0.7549 and the fair market value of each Blocker Share was deemed to be $11.7931 in accordance with the valuation mutually agreed upon by Texas Blocker and the Investors. Each Blocker Share is to be exchanged on a one-for-one basis for one ZeroStack Share or ZeroStack Pre-funded Warrant pursuant to the Share Exchange Agreement (each as defined and described below).

The Securities Contribution Agreements include customary representations, warranties and covenants by Texas Blocker and the Investors for an agreement of its type. Additionally, Texas Blocker has agreed to provide the Investors with customary indemnification against certain liabilities.

Closing of the Contribution occurred on March 31, 2026.

Concurrent with entering into the Securities Contribution Agreements, each of the Investors entered into a stockholders' agreement by and among Texas Blocker and the other Investors (the "Stockholders' Agreement") and a share exchange agreement by and among Texas Blocker, ZeroStack and the other Investors (the "Share Exchange Agreement").

Under the Stockholders' Agreement, the Investors agreed to not transfer any of their Blocker Shares unless (i) pursuant to the Share Exchange Agreement, (ii) to an Affiliate (as defined in the Stockholders' Agreement) of such Investor, subject to unanimous approval of the stockholders of Texas Blocker ("Unanimous Stockholder Approval") and the approval of the Board of Directors of Texas Blocker, which consists of Daniel Reis-Faria and Dany Vaiman ("Board Approval") or (iii) to any other person, subject to Unanimous Stockholder Approval and Board Approval. Additionally, without Unanimous Stockholder Approval, Texas Blocker is not able to enter into any commitment to conduct any business or transaction that is not (i) in furtherance of the Exchange and the other transactions contemplated by the Share Exchange Agreement, (ii) related to the staking of 0G Tokens owned or acquired after the date of signing the Stockholders' Agreement by Texas Blocker or (iii) to pay a management fee to ZeroStack or engage in another tax-planning arrangement as determined by the Board of Directors of Texas Blocker.

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

Share Exchange Agreement

On March 31, 2026, concurrent with the execution of the Securities Contribution Agreements and Stockholders' Agreement, ZeroStack entered into the Share Exchange Agreement with Texas Blocker and the Investors. Under the terms of the Share Exchange Agreement, ZeroStack was to issue an aggregate of 9,104,614 Common Shares (the "ZeroStack Shares") and/or pre-funded warrants of the Company (the "ZeroStack Pre-funded Warrants" and together with the ZeroStack Shares, the "ZeroStack Securities") in exchange for an aggregate of 9,104,614 Blocker Shares, being all the issued and outstanding shares of Texas Blocker (the "Exchange"). Upon consummation of the Exchange, Texas Blocker was to become a wholly-owned subsidiary of ZeroStack.

The respective obligations of ZeroStack and the Investors to consummate the Exchange are subject to the satisfaction or waiver (if applicable) of a number of customary conditions for an agreement of its type including, but not limited to: (i) approval of the shareholders of ZeroStack (the "ZeroStack Shareholder Approval") to issue the ZeroStack Securities under the applicable rules of the Nasdaq Stock Market LLC (the "Nasdaq") and (ii) approval of the stockholders of Texas Blocker by written consent resolution to exchange the Blocker Shares for the ZeroStack Securities. Additionally, ZeroStack agreed to file a re-sale registration statement on Form S-3 registering the ZeroStack Shares, ZeroStack Pre-funded Warrants and the Common Shares issuable upon exercise of the ZeroStack Pre-funded Warrants. The Share Exchange Agreement includes customary representations, warranties and covenants by ZeroStack, Texas Blocker and the Investors for an agreement of its type.

Upon closing of the Exchange, which is expected to occur on or around July 14, 2026, Texas Blocker will become a wholly-owned subsidiary of ZeroStack and ZeroStack will be classified as a U.S. domestic corporation for U.S. federal income tax purposes pursuant to Section 7874(b) of the U.S. Internal Revenue Code of 1986, as amended. Because of the obligations of ZeroStack and the Investors described above, Texas Blocker was not a subsidiary ZeroStack as of March 31, 2026. Moreover, the Company does not hold a variable interest in Texas Blocker because it does not have an explicit interest or support arrangement that absorbs Texas Blocker's variability and there is no implicit arrangement through related parties that transfers Texas Blocker's economic variability to ZeroStack. Because the Company does not hold a variable interest in Texas Blocker as of March 31, 2026, the Company did not consolidate Texas Blocker.

The Executive Chairman of the Company's board of directors, Michael Heinrich, was the Chief Executive Officer of Zero Gravity Labs Inc. ("Zero Gravity") at the closing of the Contribution. Zero Gravity owns 51% of Texas Blocker as of March 31, 2026.

Revenue recognition

The Company began staking its 0G Tokens on January 21, 2026. Therefore, the provision of validating blockchain transactions is now an output of the Company's ordinary activities. The Company maintains control over the staked 0G Tokens as they remain in the Company's wallets and the Company has the right to direct their use. However, because the node that completes the validation is owned and operated by the third-party validator, the Company acts as an agent to the service of validating blockchain transactions. Therefore, it records the staking rewards as revenue on a net of a 2.0% commission basis.

Each separate validation under the validator contract represents a performance obligation. The transaction consideration the Company receives, the digital asset awards, is a non-cash consideration, which the Company measures at fair value. The Company will utilize a daily aggregation with daily average price valuation method, which aggregates the total 0G Tokens earned each day multiplied by the closing price of 0G on the Company's principal market, Kraken. The satisfaction of the performance obligation for transaction verification services occurs at a point in time when confirmation is received from the network indicating that the validation is complete, and the awards are deposited to the Company's wallet. At that point, revenue is recognized.

The Company now relies on staking revenue as part of its ongoing operations and on converting its staking rewards to cash to meet its working capital requirements. The current staking network conditions and protocol-level reward mechanics should not be viewed as fixed, guaranteed, or indicative of future results. Staking yields may fluctuate and could decrease materially or be eliminated due to a variety of factors, including but not limited to:

  changes in network participation rates or total staked supply;
  modifications to protocol reward structures or governance decisions;
  smart contract or protocol-level risks;
  market price volatility of the underlying digital assets;
  technical, security, or operational risks affecting the blockchain network; and
  regulatory developments or changes in applicable laws and guidance.

Significant Judgments over the accounting for cryptocurrency and assessment of control over the 0G protocol

The Company holds cryptocurrency associated with the 0G protocol and accounts for such assets at fair value in accordance with applicable U.S. GAAP. The determination of the appropriate accounting model for these cryptocurrency holdings requires significant judgment, particularly in assessing whether the Company, either individually or together with related parties, controls the underlying protocol. In evaluating whether it controls the 0G protocol, management considered a range of qualitative and quantitative factors, including the Company's governance participation, decision-making authority, and the structure of the protocol's governance mechanisms. Key considerations included:

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

  Governance Voting Power: The Company holds less than 67% of the governance voting power of the 0G protocol. While significant, this ownership level does not provide the Company with unilateral decision-making authority.
  Supermajority Requirements: Substantive protocol decisions require approval by approximately 67% of governance voting power. This supermajority threshold prevents the Company from independently directing or effecting governance outcomes.
  Distribution of Remaining Voting Interests: The remaining governance tokens are widely held among third parties, including several holders or groups with meaningful voting interests. These parties are not subject to the Company's direction, and no arrangements exist that would allow the Company to coordinate or control their voting behavior.
  Absence of Special Governance Rights: The Company does not have any preferential rights, enhanced voting privileges, or other contractual mechanisms that would provide it with disproportionate influence over protocol decisions.
  Influence versus Control: Management considered whether its ownership interest, combined with its participation in the ecosystem, could result in de facto control. The Company determined that, while it may exert influence as a significant participant, it does not have the ability to direct the activities of the protocol in a manner consistent with control.

Based on the above analysis, management concluded that the Company does not control the 0G protocol. Accordingly, the Company continues to account for its cryptocurrency holdings associated with the protocol at fair value.

This assessment involves significant judgment and is subject to ongoing evaluation. Changes in governance structures, voting thresholds, ownership concentrations, or relationships among token holders could result in a different conclusion. If the Company were to determine that it controls the protocol in the future, it would be required to change its accounting model for the related cryptocurrency holdings from fair value to a cost less impairment model, which could materially affect the Company's financial position and results of operations.

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

The Group had cash of $2.3 million and an accumulated deficit of $314.4 million at March 31, 2026 and incurred a net loss of $36.7 million for the three months then ended. In prior years, the Company believed that its level of cash was not sufficient to continue investing in growth, while at the same time meeting its obligations as they became due, and these conditions raised substantial doubt regarding the Group's ability to continue as a going concern for a period of at least one year from the date of issuance of those consolidated financial statements. With the closing of the private equity offerings in the third and fourth quarters of 2025, the Company believes that its existing cash and the staking rewards from its unrestricted digital assets are and will be sufficient to meet its working capital requirements and future obligations for at least one year after the issuance date of these consolidated financial statements.

Basis of consolidation

These unaudited condensed interim consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions were eliminated on consolidation. Subsidiaries are entities the Company controls when it is exposed, or has rights, to variable returns from its involvement in the entity and can affect those returns through its power to direct the relevant activities of the entity. Subsidiaries are included in the consolidated financial results of the Company from the date of acquisition up to the date of disposition or loss of control. At March 31, 2026, the Company's subsidiaries and respective ownership percentages have not changed from December 31, 2025.

3. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

On September 20, 2025, the Company entered into an Equity Transfer and Debt Repayment Agreement (the "Agreement") with a group of investors (the "Investors"), which included Clifford Starke and Sammy Dorf, each of whom were directors of the Company at the time of the transaction, and Dany Vaiman, the Company's chief financial officer. Under the Agreement, the Investors acquired assets from the Company relating to the Company's hemp and cannabis related businesses, including Just Brands LLC, Just Brands FL LLC, Just Brands International LTD, High Roller Private Label LLC (together with Just Brands LLC, Just Brands FL LLC, Just Brands International LTD ("JustCBD"), Vessel Brand Inc., Vessel Brand Canada Inc. (together with Vessel Brand Inc., "Vessel"), United Beverage Distribution Inc. ("United"), Klokken Aarhus Inc., Rangers Pharmaceuticals A/S (together with Klokken Aarhus Inc., "Klokken"), TruHC Pharma GmbH ("TruHC"), Australian Vaporizers Pty LTD and the Company's investment in an early-stage European cannabis company (collectively the "Cannabis Business"). The sale of the Cannabis Business occurred following signing on September 26, 2025.

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

The consideration received by the Company for the sale of the Cannabis Business consisted of the cancellation by the Investors of all of the Company's obligations pursuant to promissory notes owed to the Investors with five year maturities held by the Company with an aggregate amount of principal and accrued interest of approximately $2.2 million.

The sale enabled the Company to concentrate on its international pharmaceutical distribution business. The sale was part of several strategic changes to become a digital assets treasury company.

The following table summarizes the major classes of line items included in loss from discontinued operations, net of tax, for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Revenue	$-	$4,919
Cost of sales	-	2,567
Gross profit from discontinued operations	-	2,352
Operating expenses
Salaries and consulting fees	-	1,196
Professional fees	-	50
General and administrative	-	320
Promotion and communication	-	793
Travel expenses	-	36
Research and development	-	113
Operating lease expense	-	129
Depreciation and amortization	-	176
Bad debt expense	-	71
Other income	-	(54)
Operating loss from discontinued operations	-	(478)
Interest expense	-	(28)
Foreign exchange gain	-	2
Changes in financial instruments fair value	-	36
Net loss before income taxes	-	(468)
Income tax benefit	-	51
Loss from discontinued operations	$-	$(417)
Basic and diluted loss per share from discontinued operations	$-	$(0.85)

The following table summarizes the significant operating and investing items related to the Cannabis Business for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Operating activities of discontinued operations
Depreciation and amortization	$-	$176
Bad debt expense	-	71
Investing activities of discontinued operations
Purchases of property, plant and equipment	$-	$10

The subsidiaries sold included TruHC, Klokken Aarhus Inc. and Rangers Pharmaceuticals A/S, which were part of the commercial and wholesale segment; Just Brands LLC, Just Brands FL LLC, Just Brands International LTD, High Roller Private Label LLC, Vessel Brand Inc., Vessel Brand Canada Inc., United and Australian Vaporizers Pty LTD which made up the entirety of the house of brands segment; and the Company's investment in an early stage European cannabis company which was part of the Company's corporate segment.

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

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

4. INSOLVENCY AND DECONSOLIDATION OF CERTAIN SUBSIDIARIES

On March 14, 2025, each of Franchise Global Health Inc. ("FGH"), Franchise Cannabis Corp., CBDMed Therapeutics Inc., Harmony Health One Inc., 1200325 B.C. Ltd., and Fayber Technologies Inc. (collectively, the "Canadian Insolvent Entities") made a voluntary assignment in bankruptcy pursuant to section 49 Bankruptcy and Insolvency Act (Canada) in the Ontario Superior Court of Justice (the "Ontario Court"). On March 14, 2025, the Ontario Court appointed a trustee of the estate of each of the Canadian insolvent entities.

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

The trustees have been appointed by the respective courts and the trustees have assumed and will continue to exercise control over all assets and liabilities of the Insolvent Entities. The assets of the Insolvent Entities will be liquidated for distribution in accordance with the priorities established by the courts. The Company expects that no distributions will be available in the Insolvent Entities' liquidation.

Each of the Canadian insolvent entities and the German Insolvent Entities was a direct or indirect subsidiary of the Company and was part of the Company's acquisition of FGH in December 2022. As a result of the insolvencies, the Company concluded that it no longer controls the Insolvent Entities for accounting purposes as of March 14, 2025, in accordance with ASC Topic 810, and, therefore, deconsolidated all assets and liabilities of the Insolvent Entities during the three months ended March 31, 2025 from the Company's financial statements. Subsequent to the deconsolidation, the Company accounted for its investment in the Insolvent Entities using the cost method of accounting, which was recorded at $nil in the Company's condensed interim consolidated statements of financial position as of March 31, 2026. The Insolvent Entities' results of operations were removed from the Company's condensed interim consolidated statements of loss and comprehensive loss beginning March 14, 2025. The historical financial results for the Insolvent Entities have not been classified as a discontinued operation because it does not represent a strategic shift with a major effect on the Company's operations and financial results.

The following table provides the combined carrying value of assets and liabilities of Insolvent Entities that were deconsolidated on March 14, 2025:

Cash	$67
Trade and amounts receivable	40
Indemnification receivable	4,329
Total assets	$4,436

Trade and other payables	$1,935
Contingencies	4,329
Current portion of long term debt	4
Current portion of operating lease liability	6
Total liabilities	$6,274

Net liabilities deconsolidated	1,838
Impairment of receivable from Insolvent Entities	(676)

Gain on deconsolidation of Insolvent Entities	$1,162

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

The gain on deconsolidation of Insolvent Entities is recorded in gain on disposal of Insolvent Entities in the unaudited condensed interim consolidated statement of loss and comprehensive loss for the three months ended March 31, 2025.

The contingencies and indemnification receivable relate to a legal claim filed against FGH, which was covered under an indemnification agreement between the Company and the former Chief Executive Officer and shareholder of FGH. The voluntary assignment in bankruptcy of FGH triggered an automatic stay on the related legal proceedings.

5.  TRADE AND AMOUNTS RECEIVABLE

The Company's trade and amounts receivable are recorded at amortized cost. The trade and other receivables balance as at March 31, 2026 and December 31, 2025 consists of trade accounts receivable, amounts recoverable from the Government of Canada for Harmonized Sales Taxes ("HST"), as well as Value Added Tax ("VAT") from various jurisdictions, and other receivables.

	March 31, 2026	December 31, 2025
Trade accounts receivable	$621	$697
Allowance for expected credit losses	(318)	(327)
HST/VAT receivable	304	243
Other receivables	176	186
Total	$783	$799

Changes in the trade accounts receivable allowance for the three months ended March 31, 2026 relate to establishing an allowance for expected credit losses. There was less than $0.1 million in write-offs of trade receivables for the three months ended March 31, 2026, (2025 - $nil). The Company has no amounts written off that are still subject to collection enforcement activity as at March 31, 2026. The aging of the Company’s trade accounts receivable is as follows:

	March 31, 2026	December 31, 2025
Current	$126	$190
1-30 Days	-	-
31-60 Days	165	172
61-90 Days	-	-
91-180 Days	-	-
180+ Days	330	335
Total trade receivables	$621	$697

6. INVENTORY

Inventory is comprised of the following:

	March 31, 2026	December 31, 2025
Raw materials and supplies	$8	$8
Finished goods	1,604	1,889
Total	$1,612	$1,897

For the three months ended March 31, 2026, the Company recorded inventory impairment as a write-down to cost of sales in the amount of less than $0.1 million (2025 - $nil).

7. DIGITAL ASSETS

On March 31, 2026, the Company entered into a note settlement agreement (the "Note Settlement Agreement") with Zero Gravity Labs Inc. ("Zero Gravity") pursuant to which the Zero Gravity Convertible Note (as defined below) was settled. As part of the settlement, the Company transferred 50,000,000 0G tokens to Zero Gravity to satisfy all outstanding principal and interest associated with the Zero Gravity Convertible Note. See Note 9.

The Company began staking its 0G tokens on January 21, 2026 with a third-party validator. For the three months ended March 31, 2026, the Company earned total rewards of 4,364,724 0G tokens,  or $2.8 million, net of a 2% commission paid to the validator (2025 - nil). See Note 17.

As of March 31, 2026, the Company's digital assets consist of the following:

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

	Digital Assets
	Number of Units	Cost	Fair Value
Zero Gravity (0G)	77,783,151	$174,724	$38,347
Bitcoin (BTC)	0.856737	100	58
Total digital assts		$174,824	$38,405

As of March 31, 2026, of the Company's 77,783,151 0G tokens, 50,000,000 were subject to protocol-imposed unbonding restrictions and were not transferable or available for use until completion of the unbonding period. The unbonding period ended on April 2, 2026.

The following table presents a reconciliation of the fair values of the Company's investments in digital assets for the three months ended March 31, 2026:

	Digital Assets	Restricted Digital Assets	Total
Balance as of December 31, 2025	$72,026	$49,000	$121,026
Digital assets transferred to settle Zero Gravity Note (non-cash)	-	(24,650)	(24,650)
Staking rewards recognized	2,771	-	2,771
Total losses on digital assets	(36,392)	(24,350)	(60,742)
Balance as of March 31, 2026	$38,405	$-	$38,405

The Company recorded $24.4 million in realized losses on the use of digital assets for the repayment under stipulations of the Zero Gravity Convertible Note for the three months ended March 31, 2026. See Note 9.

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

The Company recorded a net loss of $60.7 million in the value of its digital assets for the three months ended March 31, 2026, which was reported in the loss from changes in fair value of digital assets in the unaudited condensed interim consolidated statements of loss and comprehensive loss.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2026	December 31, 2025
Buildings	$102	$104
Machinery and office equipment	141	144
Vehicles	7	7
Total	250	255
Less: accumulated depreciation	(130)	(127)
Property, plant and equipment, net	$120	$128

Depreciation expense was less than $0.1 million for the three months ended March 31, 2026, (2025 - less than $0.1 million) and was recorded in other expenses, net in the unaudited condensed interim consolidated statements of loss and comprehensive loss.

9. DEBT

The Company's debt consisted of the following:

	March 31, 2026	December 31, 2025
Zero Gravity Convertible Note (carrying amount of 51,000,000 0G at December 31, 2025)	$-	$50,723
Euro credit facility	2,721	2,706
Other secured debt	436	60
Total debt	3,157	53,489
Current portion of long-term debt	3,119	2,722
Long-term debt	$38	$50,767

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

Zero Gravity Convertible Note

On October 23, 2025, the Company received 50,000,000 0G Tokens from Zero Gravity in exchange for an unsecured convertible note in an aggregate original principal amount of 50,000,000 0G Tokens (the "Zero Gravity Convertible Note"). The Zero Gravity Convertible Note, which was to mature on September 22, 2035 and contained an option for the Company to prepay at any time by delivering the 0G Tokens back to the holder without penalty, was valued at $87.9 million on October 23, 2025. The Company elected the fair value option under ASC 825-10-50-28 and accordingly measured the instrument at fair value at each reporting period with changes in fair value recognized in the changes in financial instruments fair value line on the consolidated statements of loss and comprehensive loss. The fair value of the Zero Gravity Convertible Note was determined using a Monte Carlo simulation incorporating Brownian motion, which simulates a distribution of stock prices of the Company and the 0G Token prices throughout the term of the notes. The significant inputs to the valuation include an 9.9-year term to maturity, the closing value of 0G on October 23, 2025 ($1.76), the closing price of the Common Shares on October 23, 2025 ($13.87), a discount rate of 21.0%, a risk-free rate of return of 3.63%, a volatility of 102% based on the available historical volatility of Solana calculated from its historical daily returns, a contractual conversion price of $33.34, and an 8.0% interest rate on the note.

The Zero Gravity Convertible Note accrued interest payable in 0G Tokens, or in cash at $3.00 per 0G Token at the holder's option, at a rate of eight percent (8.0%) per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 (each such date, an "Interest Payment Date"). At the Company's option, with respect to any Interest Payment Date through and including September 30, 2026, accrued interest for the applicable period could be paid in-kind by capitalizing and adding such accrued interest to the outstanding 0G Token principal amount. The Zero Gravity Convertible Note was denominated in 0G Tokens. However, at maturity, the original principal of the note was to be repayable in 0G whereas the holder could demand interest in either 0G Tokens or in cash at $3.00 per 0G Token. Shareholder approval of the issuance of the Common Shares underlying the Zero Gravity Convertible Note was obtained at the Shareholder Meeting, which occurred on December 19, 2025, and the Zero Gravity Convertible Note and accrued and unpaid interest became convertible into Common Shares at a conversion ratio of the U.S. Dollar Value (as defined in the Zero Gravity Convertible Note) of Tokens divided by $33.34, subject to updates in accordance with the terms of the Zero Gravity Convertible Note. This conversion was also limited to a 4.99% maximum ownership percentage of the number of Common Shares outstanding immediately after giving effect of such issuance. The 0G Tokens related to the Zero Gravity Convertible Note contained restrictions that prevented the Company from selling the 0G Tokens or the related staking rewards unless it obtains prior written consent from Zero Gravity.

As of December 31, 2025, the total outstanding amount on the Zero Gravity Convertible Note was 51,000,000 0G Tokens with a fair value of $50.7 million. The reduction in outstanding amount from the date of issuance was due mainly to a fair value adjustment of $37.1 million. The fair value of the Zero Gravity Convertible Note was determined as the lower of the prepayment amount and the fair value using a Monte Carlo simulation incorporating Brownian motion, which simulates a distribution of stock prices of the Company and the 0G Token prices throughout the term of the notes. The significant inputs to the valuation included an 9.7-year term to maturity, the closing value of 0G on December 31, 2025 ($0.98), the closing price of the Common Shares on December 31, 2025 ($6.26), a discount rate of 21.5%, a risk-free rate of return of 3.84%, a volatility of 101% based on the available historical volatility of Solana calculated from its historical daily returns, a contractual conversion price of $33.34, and an 8.0% interest rate on the note.

On March 31, 2026, the Company entered into the Note Settlement Agreement with Zero Gravity pursuant to which the Zero Gravity Convertible Note issued to Zero Gravity was settled. The Note Settlement Agreement provided that upon payment by ZeroStack to Zero Gravity on or before March 31, 2026 of 50,000,000 0G Tokens, then ZeroStack would be deemed to have paid the entire principal and interest of the Zero Gravity Convertible Note in full and ZeroStack shall have no further obligations under the Zero Gravity Convertible Note and it shall be deemed to be satisfied.

As of the date of settlement of March 31, 2026, the total outstanding amount on the Zero Gravity Convertible Note was 52,020,000 0G Tokens with a fair value of $27.7 million. The fair value of the Zero Gravity Convertible Note was determined as the lower of the prepayment amount and the fair value using a Monte Carlo simulation incorporating Brownian motion, which simulated a distribution of stock prices of the Company and the 0G Token prices throughout the term of the notes. The significant inputs to the valuation included an 9.5-year term to maturity, the closing value of 0G on March 31, 2026 ($0.493), the closing price of the Common Shares on March 31, 2026 ($6.18), a discount rate of 22.7%, a risk-free rate of return of 3.91%, a volatility of 100% based on the available historical volatility of Solana calculated from its historical daily returns, a contractual conversion price of $33.34, and an 8.0% interest rate on the note. The amount for the Zero Gravity Convertible Note was measured as a Level 3 fair value financial instrument within the fair value hierarchy.

The Company recorded a gain on the settlement of the Zero Gravity Convertible Note of $3.1 million, which was recorded in the changes in financial instruments fair value line on the unaudited condensed interim consolidated statements of loss and comprehensive loss for the three months ended March 31, 2026.

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

The Executive Chairman of the Company's board of directors, Michael Heinrich, was the Chief Executive Officer of Zero Gravity at the time of issuance and settlement of the Zero Gravity Convertible Note.

Euro credit facility

The Company, through its Phatebo subsidiary, has credit facilities totaling 2.4 million Euro, or $2.7 million (December 31, 2025 - 2.4 million Euro, or $2.8 million), at three different banks in Germany. These arrangements are open-ended without predetermined maturity dates. Principal and interest payments are due at the end of the respective terms, with interest payable either monthly or at the end of the term, depending on the lending institution. Interest rates can be adjusted every three to six months. As of March 31, 2026, the total outstanding amount on these credit facilities was 2.4 million Euro, or $2.7 million (December 31, 2025 - 2.3 million Euro, or $2.7 million) with a weighted average interest rate of 8.12% and due within the next twelve months. These credit facilities are secured by various guarantees, including payment guarantees upon default.

Phatebo short term borrowing

On March 26, 2026, Phatebo, a wholly owned subsidiary of the Company, entered into a short-term loan agreement with an individual lender. Under the terms of the agreement, Phatebo borrowed 0.3 million EUR ($0.4 million), which was funded in a single advance. The loan matures four weeks from the date of funding and is repayable in a single lump-sum payment at maturity. The loan provides for a fixed interest charge of €65,000 for the contractual term. The total contractual repayment amount at maturity is 0.4 million EUR ($0.5 million). The loan is secured by substantially all current assets and fixed assets of Phatebo. Interest expense is recognized over the contractual term of the loan using the effective interest method and is included in interest expense in the accompanying unaudited condensed consolidated statements of operations. The outstanding principal balance and the accrued interest payable is classified as current portion of debt in the accompanying unaudited condensed interim consolidated statement of financial position as of March 31, 2026.

Although the loan carries a fixed interest charge rather than a stated annual interest rate, the Company considers the borrowing to represent a high-cost, short-term financing arrangement entered into to meet near-term working capital needs.

See Note 18 for subsequent settlement of the Phatebo short term borrowing.

Maturities

The following table shows the maturities of the Company's debt instruments outstanding as of March 31, 2026.

Payments
Nine months ended December 31, 2026	$3,114
Year ended December 31, 2027	17
Year ended December 31, 2028	19
Year ended December 31, 2029	7
Year ended December 31, 2030	-
Thereafter	-
Total	$3,157

10. LEASES

The Company's leases primarily consist of administrative real estate leases in Germany and the United States. Management has determined all the Company's leases are operating leases through March 31, 2026. Information regarding the Company's leases is as follows:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Components of lease expense
Operating lease expense	$37	$38
Short-term lease expense	17	5
Sublease income	(26)	(26)
Total lease expense	$28	$17

Other Information
Operating cash flows from operating leases	$53	$44
ROU assets obtained in exchange for new operating lease liabilities	-	325
Weighted-average remaining lease term in years for operating leases	3.3	3.8
Weighted-average discount rate for operating leases	9.4%	9.2%

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

Maturities of operating lease liabilities as of March 31, 2026 are as follows:

Operating Leases
Nine months ended December 31, 2026	$140
Year ended December 31, 2027	108
Year ended December 31, 2028	101
Year ended December 31, 2029	87
Year ended December 31, 2030	14
Thereafter	-
Total future lease payments	450
Less: imputed interest	(60)
Total lease liabilities	390
Less: current lease liabilities	(139)
Total non-current lease liabilities	$251

Some of the Company's leases contain renewal options to continue the leases for another term equivalent to the original term, which are generally up to five years. The lease liabilities above include renewal terms that management has executed or is reasonably certain of renewing, which only included leases that would have expired in 2026.

In March 2025, the Company began leasing 10,400 sq. ft. of warehouse and office space in Hilzingen, Germany, for $1,000 a month, pursuant to a lease agreement that expires in February 2030.

11. SHARE CAPITAL

The Company had the following significant Common Share transactions:

Three months ended March 31, 2026

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

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

The Company is not obligated to make any sales of common shares under the Sales Agreement. The offering of common shares pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement by the Company or by the Agent, only with respect to itself, under the circumstances specified in the Sales Agreement.

The Company issued a total of 18,265 Common Shares at an average purchase price of $6.29 per share for gross proceeds of $0.1 million in the three months ended March 31, 2026.

Three months ended March 31, 2025

FEBRUARY PAYMENT TO UNITED OWNERS

The Company issued 23,688 of its Common Shares valued at $0.8 million to certain prior owners of United, which included Clifford Starke and Sammy Dorf, each of whom were directors of ZeroStack at the time (the "ZeroStack Directors"), and Mr. Vaiman (together with the ZeroStack Directors, the "Related Parties"), as part of the Company's acquisition of 100% of the issued and outstanding common shares of United on February 4, 2025.

12. SHARE BASED COMPENSATION

The Company's 2022 Incentive Compensation Plan (the "2022 Plan") and its previous "'rolling" stock option plan (the "Prior Plan") are described in the Company's 2025 Form 10-K. The 2022 Plan was amended to increase the number of shares issuable thereunder from 64,103 to 115,385 shares at the Company's annual and special shareholder meeting on June 30, 2025. And on December 19, 2025 the 2022 Plan was amended, again, to increase the number of shares issuable thereunder from 115,385 to 1,506,892 shares.

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

Information relating to share options outstanding and exercisable as at March 31, 2026 and December 31, 2025 is as follows:

	Options Outstanding
	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding balance, December 31, 2025	1,178,459	$7.84	10.0	$-
Outstanding balance, March 31, 2026	1,178,459	$7.84	9.7	$-
Exercisable balance, March 31, 2026	236,043	$9.95	9.7	$-

The fair value of stock options issued in years prior to December 31, 2024 were determined at the time of issuance using the Black-Scholes option pricing model. The stock options issued in the year ended December 31, 2025 were determined at the time of issuance using a Monte Carlo simulation incorporating Brownian motion, which simulates a distribution of stock prices for the Company throughout the term of the stock options, based on certain assumptions of stock price behavior. The significant inputs to the valuation include a 10-year term to expiration, the closing price of the Common Shares on the December 19, 2025 grant date ($7.31), a risk-free rate of return of 4.12% per annum, and a volatility of 102% based on the historical volatility of Solana calculated from its historical daily returns.

The total expense related to the options granted in the three months ended March 31, 2026 was $2.8 million (2025 - nil). This expense is included in the share based compensation line on the unaudited condensed interim consolidated statements of loss and comprehensive loss. The options granted in 2025 vest based on the Company's volume weighted average price ("VWAP") of the Company's common shares as follows:

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

Percentage of Options Vested	At or Above the Following VWAP on Any Trading Day
20%	$10.97
20%	$14.62
20%	$18.28
20%	$21.93
20%	$25.59

At March 31, 2025 the total remaining stock option cost for nonvested awards is expected to be $4.8 million over a weighted average future period of 0.3 years until the awards vest. A total of 1,178,020 options issued in 2025 are to vest based on the VWAP of the Company's common shares, as described above, provided if the award holder is still employed or engaged by the Company or the twelve-month anniversary of the date the award holder's service ceased. A total of 235,604 of those options vested during the three months ended March 31, 2026.

RESTRICTED STOCK AWARDS

Restricted stock is a grant of Common Shares which may not be sold or disposed of, and which is subject to such risks of forfeiture and other restrictions as the Committee, in its discretion, may impose. A participant granted restricted stock generally has all of the rights of a shareholder of the Company, unless otherwise determined by the Committee. Subject to certain exceptions, the vesting of restricted stock awards is subject to the holder's continued employment or engagement through the applicable vesting date. Unvested restricted stock awards will be forfeited if the holder's employment or engagement ceases during the vesting period and may, in certain circumstances, be accelerated. The Company values restricted stock awards based on the closing share price of the Common Shares as of the date of grant. The fair value of the restricted stock award is recorded as expense over the vesting period.

Information relating to restricted stock awards outstanding as at March 31, 2026 and December 31, 2025:

	Number of restricted stock awards	Weighted average grant date fair value
Balance, December 31, 2025	266	$269.10
Vested	(266)	269.10
Balance, March 31, 2026	-	$-

The total expense related to the restricted stock awards in the three months ended March 31, 2026 was less than $0.1 million (2025 - less than $0.1 million). This expense is included in the share based compensation line on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

As of March 31, 2026, the Company had no unrecognized compensation expense related to restricted stock awards.

STOCK APPRECIATION RIGHTS ("SARs")

SARs grant a right to receive, upon exercise thereof, the excess of the fair market value of one Common Share on the date of exercise over the grant price of the SAR. The grant price of a SAR shall not be less than 100% of the fair market value of a Common Share on the date of the grant. SARs generally vest over a period of zero to three years and have a term of ten or eleven years. The SARS granted by the Company to date are only payable in Common Shares and have no cash payments options.

Information relating to SARs outstanding at March 31, 2026 and December 31, 2025 is as follows:

	SARs Outstanding
	Number of SARS	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding balance, December 31, 2025	24,998
Outstanding balance, March 31, 2026	24,998	$22.62	9.1	$112
Exercisable balance, March 31, 2026	18,142	$22.62	9.0	$112

The total expense related to SARs granted in the three months ended March 31, 2026 was less than $0.1 million (2025 - $0.2 million, respectively). This expense is included in the share based compensation line on the unaudited condensed interim consolidated statements of loss and comprehensive loss. The share based compensation expense of the SARs granted in prior years will be recognized in tranches over the derived service period, ranging from zero to one year, provided that the recipient is still employed or engaged by the Company.

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

13. WARRANTS

2025 PRIVATE PLACEMENT

As discussed in the 2025 Annual Report, the Company issued an aggregate of 3,004,249 pre-funded warrants to purchase one Common Share at an exercise price of $0.0001 ("PIPE Pre-Funded Warrants") and 105,666 Common Share purchase warrants to purchase one Common Share at an exercise price of $25.19 ("PIPE Warrants") on September 26, 2025, in connection with the first closing of a private placement offering ("PIPE Offering"). The Company issued another 5,962,681 PIPE Pre-Funded Warrants and 1,586 PIPE Warrants on October 9, 2025, in connection with the second closing of the PIPE Offering. Subject to shareholder approval, which occurred on December 19, 2025, each PIPE Pre-Funded Warrant entitles the holder to purchase one Common Share at an exercise price of $0.0001, and each PIPE Warrant entitles the holder to purchase one Common Share at an exercise price of $25.19. The PIPE Pre-Funded Warrants have no expiry date, whereas the PIPE Warrants expire 1,825 days after shareholder approval.

The PIPE Pre-Funded Warrants and the PIPE Warrants are classified as equity because they are freestanding financial instruments, are immediately exercisable, permit the holder to receive a fixed number of the Common Shares and do not provide any guarantee of value or return.

There were 1,366,939 PIPE Pre-Funded Warrants exercised during the three months ending March 31, 2026, and the total number of PIPE Pre-Funded Warrants outstanding was 7,530,471 as of March 31, 2026, all of which were vested were exercisable and have no expiry date.

The following summarizes the number of warrants outstanding as of March 31, 2026, excluding the Pre-Funded Warrants:

	Number of warrants	Weighted average exercise price
Balance, December 31, 2025	168,396	$156.31
Balance, March 31, 2026	168,396	$156.31

Date of expiry	Warrants outstanding	Exercise price	Grant date fair value	Remaining life in years
November 18, 2026	5,675	$2,925.00	$6,729	0.64
November 18, 2027	590	2,574.00	1,055	1.64
December 8, 2027	642	343.20	149	1.69
September 21, 2028	17,727	97.50	712	2.48
September 21, 2028	1,405	93.21	81	2.48
March 21, 2029	35,105	97.50	1,120	2.98
December 19, 2030	107,252	25.19	1,760	4.72
	168,396	$156.31	$11,606	3.94

14. COMMITMENTS AND CONTINGENCIES

Provisions

The Company's provisions and contingent liabilities consist of the following as of March 31, 2026:

Legal dispute
Balance as at December 31, 2025	$1,167
Payments/settlements	-
Additional provisions	104
Balance as at March 31, 2026	$1,271

The legal dispute balance as of March 31, 2026 involves a legal proceeding that was brought against the Company and Vessel Brand Inc., which was formerly a wholly owned subsidiary of the Company, by the lessor of the warehousing and office space in Carlsbad, CA on June 2, 2025, in the Superior Court of California, County of San Diego. The lessor is claiming breach of lease and written guaranty agreements by the Company and is seeking damages for $1.3 million in unpaid rent, 10% interest on its damages, and reasonable attorneys' fees of the lessor. The Company has assessed the claims and concluded that it is probable that a liability has been incurred and the Company is able to reasonably estimate the loss of $1.3 million. As a result, without acknowledgement (explicitly or implicitly) of any amount of liability arising from this claim, the Company recognized a provision of $1.3 million to reflect the value of the claim. At March 31, 2026, this balance was included in the contingencies line on the consolidated statement of financial position.

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

Legal proceedings

The Company records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and where liability is probable. The Company is engaged from time to time in various legal proceedings and claims that have arisen in the ordinary course of business. The outcome of all the proceedings and claims against the Company is subject to future resolution, including the uncertainties of litigation. Based on information currently known to the Company and after consultation with outside legal counsel, management believes that the probable ultimate resolution of any such proceedings and claims, individually or in the aggregate, will not have a material adverse effect on the financial condition of the Company, taken as a whole as at March 31, 2026.

15. LOSS PER SHARE

The Company calculates basic loss per share based upon the weighted average number of Common Shares outstanding during the period, while the calculation of diluted earnings per share includes the dilutive effect of potential Common Shares outstanding during the period. The calculation of diluted earnings per share excludes all potential Common Shares, with the exception of Pre-Funded Warrants, if their inclusion would have an anti-dilutive effect. Restricted stock award recipients under the 2022 Plan have a non-forfeitable right to receive dividends declared by the Company and are therefore included in computing earnings per share. A total of 7,530,471 Pre-funded Warrants are included in the computing earnings per share because the exercise price of the Pre-funded Warrants is nominal and there are no conditions that must be satisfied prior to their exercise.

	Three months ended March 31, 2026	Three months ended March 31, 2025
Stock options	1,178,459	546
Warrants	168,396	61,144
Restricted stock awards	-	335
Stock appreciation rights	18,142	21,569
JustCBD potential additional shares to settle contingent consideration	-	16,218
Total anti-dilutive	1,364,997	99,812

16. FINANCIAL INSTRUMENTS

Fair value

The Company's financial instruments measured at amortized cost as at March 31, 2026 and December 31, 2025 consist of cash, restricted cash, trade and amounts receivable, trade payables, contingencies, other accrued liabilities, lease liabilities, and certain debt. The amounts reflected in the consolidated statements of financial position approximate fair value due to the short-term maturity of these instruments.

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

The following tables present information about the Company's financial instruments and their classifications as at March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Fair value measurements at March 31, 2026 using:

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

	Level 1	Level 2	Level 3	Total
Financial liabilities:
Convertible notes payable	$-	$-	$-	$-

Fair value measurements at December 31, 2025 using:
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Convertible notes payable	$-	$-	$50,723	$50,723

The $50.7 million change in the Level 3 convertible notes payable was due to the settlement of the Zero Gravity Convertible Note which was valued at $27.7 million on the date of settlement. The remaining $26.1 million was recorded as a gain in the changes in financial instruments fair value on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

Concentration risk

Management considers concentration risk with counterparties considering the level of purchases and sales of its business segments (Note 17).

At March 31, 2026, the Company held approximately $38.3 million of 0G cryptocurrency, representing approximately 85% of total assets. The Company maintains custody of substantially all its 0G holdings with a limited number of digital asset custodians and transacts primarily through a limited number of digital asset trading platforms.

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

Management monitors the financial and operational condition of its custodians and trading counterparties; however, no assurance can be provided that such measures would prevent losses in the event of failure or disruption of these counterparties. Any such event could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

17. SEGMENTED INFORMATION

The Company formerly reported its financial results for the following two operating segments, which were also its reportable segments: commercial and wholesale (primarily Phatebo), which sell pharmaceutical products, and house of brands, which sold a mix of products across multiple categories including food and beverage, cannabis accessories and technology, personal care and wellness. The Company disposed of the entirety of the house of brands segment on September 26, 2025. Moreover, the Company began implementing an expansion strategy focused on identifying and pursuing complimentary growth opportunities within the global digital asset market in 2025. As a result of this strategy, management re-evaluated its segment reporting structure and determined that a new segment, digital assets, would be created in the year ended December 31, 2025. As a result, the Company now has only two operating segments, commercial and wholesale and digital assets in 2026. These segments reflect how the Company's operations are managed, how the Company's Chief Executive Officer, who is the chief operating decision maker, allocates resources and evaluates performance, and how the Company's internal management financial reporting is structured. The chief operating decision maker uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the segment or into other parts of the Company, such as for acquisitions. Net income is used to monitor actual results versus budget and prior year, which is used to assess the performance of the segment.

The Company operates its distribution business within its Germany subsidiary. The Company operates its digital assets business primarily within its United States subsidiary.

The following table shows information regarding the Company's segments for the three months ended March 31, 2026.

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

	Commercial & Wholesale	Digital Assets	Total

Revenue	$4,503	$2,771	$7,274
Cost of sales	4,128	-	4,128
Gross profit	375	2,771	3,146
Salaries and consulting fees	345	620	965
Share based compensation	-	2,771	2,771
Loss from changes in fair value of digital assets	-	60,742	60,742
Changes in financial instruments fair value	-	(26,073)	(26,073)
Interest expense (income), net	76	(10)	66
Other segment items (1)	248	1,096	1,344
Net loss before income taxes	(294)	(36,375)	(36,669)
Income taxes	9	-	9
Net loss from continuing operations	$(285)	$(36,375)	$(36,660)

The following table shows information regarding the Company's segments for the three months ended March 31, 2025.

	Commercial & Wholesale	Digital Assets	Total

Revenue	$6,866	$-	$6,866
Cost of sales	6,331	-	6,331
Gross profit	535	-	535
Salaries and consulting fees	357	348	705
Share based compensation	-	172	172
Impairment expense	-	46	46
Gain on disposal of Insolvent Entities	(11,589)	10,470	(1,119)
Interest expense, net	18	5	23
Changes in financial instruments fair value	-	(269)	(269)
Other segment items (1)	325	905	1,230
Net income (loss) before income taxes	11,424	(11,677)	(253)
Income taxes	(88)	-	(88)
Net income (loss) from continuing operations	$11,336	$(11,677)	$(341)

(1) Other segment items include professional fees, other expenses (net), and foreign exchange loss (gain).

Other significant items and disaggregation by geographic area:

As at	March 31, 2026	December 31, 2025
Assets
Digital Assets	$40,933	$125,924
Commercial & Wholesale	4,257	4,311
	$45,190	$130,235

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Net Sales
Germany	$4,503	$6,866
United States	2,771	-
	$7,274	$6,866

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

For the three months ended March 31, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

The $2.8 million digital asset revenue represents the Company's 0G staking rewards. The Company began staking on January 21, 2026 and earned total rewards of 4,364,724 0G tokens, net of a 2% commission paid to the validator, for the three months ended March 31, 2026.

18. SUBSEQUENT EVENTS

DIGITAL ASSET VALUATION

The Company holds 74,918,066 0G Tokens with a fair value of $41.3 million utilizing the closing price on April 27, 2026.

SETTLEMENT OF PHATEBO SHORT TERM BORROWING

On April 21, 2026, the Company paid 0.4 million EUR ($0.4 million) in a single lump-sum payment for the outstanding principal and interest on the Phatebo short term borrowing entered into on March 26, 2026 with an individual lender.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented. This discussion should be read in conjunction with (a) our unaudited condensed consolidated financial statements and related notes contained elsewhere in Part I, Item 1, "Financial Statements" of this Quarterly Report, and (b) Part I, Item 1A "Risk Factors", Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes in our 2025 Annual Report. As discussed in the section above titled "Cautionary Statement Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included under Part II, Item 1A below and included under Part I, Item 1A in our 2025 Annual Report.

Amounts are expressed in United States dollars ("$" or "USD") unless otherwise stated to be in Euro ("€"). Amounts stated in foreign currencies include approximate USD amounts based on exchange rates on March 31, 2026. Variance, ratio, and percentage changes in this section are based on unrounded numbers. This section reports the Company's activities through March 31, 2026, unless otherwise indicated.

Overview of our Business

ZeroStack Corp. (the "Company" or "ZeroStack") is the first and largest decentralized AI treasury company that is investing in the future of AI infrastructure through strategic ownership in 0G Tokens. The Company is an AI infrastructure company that has created an open and decentralized AI network fueled by the 0G Token.

The Company is also a global pharmaceutical distributor through its wholly owned subsidiary Phatebo GmbH ("Phatebo"). Based in Germany, Phatebo is a wholesale pharmaceutical distribution company with import and export capabilities of a wide range of pharmaceutical goods and medical products to treat a variety of health indications, including drugs related to cancer therapies, attention-deficit/hyperactivity disorder, multiple sclerosis and anti-depressants, among others. Phatebo is focused on distributing pharmaceutical products within 28 countries globally, primarily in Europe, but also with sales to Asia, Latin America, and North America. Additionally, the Phatebo warehouse provides a logistics outpost for ZeroStack's growing product portfolio and distribution network within the European Union. On September 20, 2025, ZeroStack entered into an agreement for the disposition of certain components of our existing hemp and cannabis business, as described below under the header "Sale of Legacy Hemp and Cannabis Business."

Cryptocurrency Treasury Strategy

On May 2, 2025, the Company entered into a securities purchase agreement (the "May 2025 Securities Purchase Agreement") with certain investors (the "May 2025 Investors") in connection with the issuance and sale by the Company to the May 2025 Investors via a private placement (the "May 2025 Private Placement") of an aggregate of 80,340 common shares (the "Common Shares") at a purchase price of $11.70 per share and 18,642 pre-funded warrants of the Company (the "May 2025 Pre-funded Warrants") at a purchase price of $11.6961 per warrant each to purchase one Common Share (each, a "May 2025 Pre-funded Warrant Share") which were immediately exercisable and expire when exercised in full, at an exercise price of $0.0039 per share.

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

On September 19, 2025, we entered into a loan agreement (the "Loan Agreement") between Zero Gravity Labs Inc. ("Zero Gravity") and us, pursuant to which we agreed to borrow 0G Tokens from Zero Gravity and agreed to issue to Zero Gravity 1,786,423 Common Share purchase warrants (the "Loan Agreement Warrants") each to purchase one Common Share at an exercise price of $0.01 per share.

On September 22, 2025, the Company entered into a securities purchase agreement with Zero Gravity for the issuance of the Zero Gravity Convertible Note that replaced the Loan Agreement and Loan Agreement Warrants, subject to closing. The Zero Gravity Convertible Note was issued on October 23, 2025, at which date the 50,000,000 0G Tokens were received by the Company. On March 31, 2026, the Company entered into the Note Settlement Agreement with Zero Gravity pursuant to which the Zero Gravity Convertible Note was settled. The Note Settlement Agreement provides that upon payment by ZeroStack to Zero Gravity on or before March 31, 2026 of 50,000,000 0G Tokens, then ZeroStack shall be deemed to have paid the entire principal and interest  of the Zero Gravity Convertible Note in full and ZeroStack shall have no further obligations under the Zero Gravity Convertible Note and it shall be deemed to be satisfied.

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

On January 21, 2026, the Company commenced staking its 0G Tokens. The Company stakes the 0G on nodes for the purpose of validating transactions and adding blocks to the 0G blockchain network. The Company maintains control of the staked 0G and can withdraw them at any time. In exchange for staking the 0G and validating transactions on blockchain networks, the Company is entitled to the rewards for successfully validating or adding a block to the blockchain. These rewards are received by the Company directly from the 0G network and are calculated approximately based on the proportion of the Company's stake to the total 0G staked by all validators.

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

Blocker Securities Contribution Agreements and Blocker Stockholders' Agreement

On March 31, 2026, Texas Blocker, which was formed by Daniel Reis-Faria and Dany Vaiman, the Chief Executive Officer and Chief Financial Officer, respectively, of the Company, for the purpose of facilitating the Exchange, entered into Securities Contribution Agreements with certain investors (the "Investors") pursuant to which the Investors contributed an aggregate of 142,232,948 0G Tokens in exchange for an aggregate of 9,104,614 Blocker Shares issued on a private placement basis (the "Exchange", and together with the Contribution, the "Financing"). The fair market value of each 0G Token was deemed to be $0.7549 and the fair market value of each Blocker Share was deemed to be $11.7931 in accordance with the valuation mutually agreed upon by Texas Blocker and the Investors. Each Blocker Share will be exchanged on a one-for-one basis for one ZeroStack Share or ZeroStack Pre-funded Warrant pursuant to the Share Exchange Agreement.

The Securities Contribution Agreements include customary representations, warranties and covenants by Texas Blocker and the Investors for an agreement of its type. Additionally, Texas Blocker has agreed to provide the Investors with customary indemnification against certain liabilities.

Closing of the Contribution occurred on March 31, 2026.

Concurrent with entering into the Securities Contribution Agreements, each of the Investors entered into a Stockholders' Agreement and a Share Exchange Agreement.

Under the Stockholders' Agreement, the Investors agreed to not transfer any of their Blocker Shares unless (i) pursuant to the Share Exchange Agreement, (ii) to an Affiliate of such Investor, subject to Unanimous Stockholder Approval and Board Approval or (iii) to any other person, subject to Unanimous Stockholder Approval and Board Approval. Additionally, without Unanimous Stockholder Approval, Texas Blocker will not be able to enter into any commitment to conduct any business or transaction that is not (i) in furtherance of the Exchange and the other transactions contemplated by the Share Exchange Agreement, (ii) related to the staking of 0G Tokens owned or acquired after the date of signing the Stockholders' Agreement by Texas Blocker or (iii) to pay a management fee to ZeroStack or engage in another tax-planning arrangement as determined by the Board of Directors of Texas Blocker.

Share Exchange Agreement

On March 31, 2026, concurrent with the execution of the Securities Contribution Agreements and Stockholders' Agreement, ZeroStack entered into the Share Exchange Agreement with Texas Blocker and the Investors. Under the terms of the Share Exchange Agreement, ZeroStack will issue an aggregate of 9,104,614 ZeroStack Shares and/or ZeroStack Pre-funded Warrants in exchange for an aggregate of 9,104,614 Blocker Shares, being all the issued and outstanding shares of Texas Blocker. Upon consummation of the Exchange, Texas Blocker will become a wholly-owned subsidiary of ZeroStack.

The respective obligations of ZeroStack and the Investors to consummate the Exchange are subject to the satisfaction or waiver (if applicable) of a number of customary conditions for an agreement of its type including, but not limited to: (i) the ZeroStack Shareholder Approval and (ii) the approval of the stockholders of Texas Blocker by written consent resolution to exchange the Blocker Shares for the ZeroStack Securities. Additionally, ZeroStack agreed to file a re-sale registration statement on Form S-3 registering the ZeroStack Shares, ZeroStack Pre-funded Warrants and the Common Shares issuable upon exercise of the ZeroStack Pre-funded Warrants. The Share Exchange Agreement includes customary representations, warranties and covenants by ZeroStack, Texas Blocker and the Investors for an agreement of its type.

Upon closing of the Exchange, which is expected to occur on or around July 14, 2026, Texas Blocker will become a wholly-owned subsidiary of ZeroStack and ZeroStack will be classified as a U.S. domestic corporation for U.S. federal income tax purposes pursuant to Section 7874(b) of the U.S. Internal Revenue Code of 1986, as amended.

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

Minimum Independent Directors Requirement

On August 25, 2025, Harold Wolkin, a director of the Company passed away. Prior to his passing, Mr. Wolkin served as an "Independent Director", as defined in Nasdaq Listing Rule 5605(a)(2) ("Independent Director"), and as a member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. On August 26, 2025, Nasdaq was informed that because of Mr. Wolkin's passing, the Company was no longer in compliance with certain Corporate Governance Requirements as set forth in Nasdaq Listing Rule 5605.

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

Audit Committee Requirement

Pursuant to Nasdaq Listing Rule 5605(c)(2)(A), a listed company must have an audit committee of at least three members, each of whom must be an Independent Director and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. With Mr. Wolkin's passing, the Audit Committee was comprised of only two members, Edward Woo and Manfred Leventhal, each of whom meet the independence requirements set forth in Nasdaq Rule 5605(a)(2) and Rule 10-A3(b)(1) of the Exchange Act. Therefore, the Audit Committee was no longer comprised of at least three members meeting the aforementioned independence requirements as required by Nasdaq Listing Rule 5605(c)(2)(A). On January 6, 2026, the Board unanimously approved by written consent the appointment of Mr. Laurence Zeifman as a member of the Audit Committee and the Chair of the Audit Committee. Following Mr. Zeifman's appointment, the Audit Committee is currently comprised of three members, each of whom being an Independent Director and meeting the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. As a result of the foregoing, the Company regained and has maintained compliance with the audit committee composition requirements of Nasdaq Listing Rule 5605(c)(2)(A).

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

a) Pharmaceutical Distribution Revenue

The Company primarily generates revenue as a global pharmaceutical distributor through its wholly owned subsidiary Phatebo.

The Company operates its global pharmaceutical distribution business through its subsidiary in the Germany.

Revenue from products is recognized at the transaction price, which is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods to a customer. Gross revenue excludes duties and taxes collected on behalf of third parties. Revenue is presented net of expected price discounts, sales returns, customer rebates, and other incentives.

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

b) Staking Revenue

The Company began staking its 0G Tokens on January 21, 2026. Therefore, the provision of validating blockchain transactions is now an output of the Company's ordinary activities. The Company maintains control over the staked 0G Tokens as they remain in the Company's wallets and the Company has the right to direct their use. However, because the node that completes the validation is owned and operated by a third-party validator, the Company acts as an agent to the service of validating blockchain transactions. Therefore, it records the staking rewards as revenue on a net of a 2.0% commission basis.

Each separate validation under the validator contract represents a performance obligation. The transaction consideration the Company receives, the digital asset awards, is a non-cash consideration, which the Company measures at fair value. The Company will utilize a daily aggregation with daily average price valuation method, which aggregates the total 0G Tokens earned each day multiplied by the closing price of 0G on the Company's principal market, Kraken. The satisfaction of the performance obligation for transaction verification services occurs at a point in time when confirmation is received from the network indicating that the validation is complete, and the awards are deposited to the Company's wallet. At that point, revenue is recognized.

Cost of Sales

The Company includes the cost of raw materials and supplies, purchased finished goods and changes in inventory reserves in cost of sales. Raw materials include the purchase cost of the materials, freight-in and duty. Finished goods include the cost of products purchased from suppliers. Inventory reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The primary factors that can impact cost of goods sold on a period-to-period basis include the volume of products sold, the mix of products sold, third-party quality costs, transportation, overhead allocations and changes in inventory provisions.

Operating Expenses

The Company's operating expenses are apportioned based on the following categories:

  Loss from changes in fair value of digital assets relate to fluctuations in fair value of the Company's digital assets.
  Salaries and consulting fees include salary and benefit expenses for employees, directors and consultants for the Company's corporate activities, other than those included in one of general and administrative, share-based compensation, and research and development.
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
  Other expenses, net include miscellaneous expenses that do not fit the criteria for recognition in another category.

Non-Operating Income

Non-operating income includes interest income and (expenses), foreign exchange gains (losses), gain on the disposal of Insolvent Entities and changes in financial instrument fair value. Interest is primarily related to the Company's lease liabilities and operating lines of credit. Foreign exchange is largely related to the revaluation of balances denominated in foreign currencies to U.S. dollars. Gain on the disposal of Insolvent Entities includes the difference between the fair value of any consideration received and the carrying values of the net assets of subsidiaries that have been deconsolidated as a result of filing for bankruptcy. Changes in financial instruments fair value pertain to fluctuations in the fair values of the Company's contingent consideration and non-current debt.

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

Results of Operations

The following table sets forth the Company's consolidated results of operations for the three months ended March 31, 2026 and 2025 (in thousands). The period-to-period comparisons of the Company's historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data have been derived from our unaudited condensed interim consolidated financial statements for the three months ended March 31, 2026 and 2025 included elsewhere in this Quarterly Report.

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Revenue	$7,274	$6,866
Cost of sales	4,128	6,331
Gross profit	3,146	535
Loss from changes in fair value of digital assets	60,742	-
Salaries and consulting fees	965	705
Professional fees	653	534
Share based compensation	2,771	172
Asset impairment	-	46
Other expenses, net	668	697
Operating loss	(62,653)	(1,619)
Non-operating income	25,984	1,366
Net loss before taxes and discontinued operations	(36,669)	(253)
Income tax	9	(88)
Net loss from continuing operations	(36,660)	(341)
Loss from discontinued operations, net of tax	-	(417)
Net loss for the period	$(36,660)	$(758)

For the Three Months Ended March 31, 2026 and 2025

Revenue

Revenue totaled $7.3 million and $6.9 million for the three months ended March 31, 2026 and 2025, respectively. The revenue generated by the Company's Phatebo subsidiary was $4.5 million and $6.9 million for the three months ended March 31, 2026 and 2025, respectively. The Company also began staking its 0G Tokens during the three months ended March 31, 2026, earning 4,364,724 0G Tokens in rewards, or $2.8 million.

Gross Profit

Gross profit totaled $3.1 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively. As a percentage of net sales, or gross margin, the Company reported 43% and 8% for the three months ended March 31, 2026 and 2025, respectively. The increases were primarily driven by the commencement of staking by the Company in the three months ended March 31, 2026.

Operating Expenses

Operating expenses totaled $65.8 million and $2.2 million for the three months ended March 31, 2026 and 2025, respectively. The increase is driven by the loss from changes in fair value of digital assets recorded during the three months ended March 31, 2026.

Loss from Changes in Fair Value of Digital Assets

Loss from changes in fair value of digital assets totaled $60.7 million and $nil for the three months ended March 31, 2026 and 2025, respectively. The loss in the three months ended March 31, 2026 was caused by the decrease in value of the Company's 0G holdings.

Salaries and Consulting Fees

Salaries and consulting fees were $1.0 million for the three months ended March 31, 2026 compared to $0.7 million for the three months ended March 31, 2025. These fees are related to employment and consulting contracts with most of the Company's management, as well as directors.

Professional Fees

Professional fees totaled $0.7 million for the three months ended March 31, 2026 compared to $0.5 million for the three months ended March 31, 2025. These expenses are associated with legal, accounting and audit services.

Share-based Compensation Expenses

Share-based compensation expenses totaled $2.8 million for the three months ended March 31, 2026 compared to $0.2 million for the three months ended March 31, 2025. These expenses represent the amortization of the fair value of share-based payments. The increase is due to the grants of options to key employees during the year ended December 31, 2025.

Asset Impairment

Asset impairment totaled $nil for the three months ended March 31, 2026 compared to less than $0.1 million for the three months ended March 31, 2025. The amount in 2025 represents impairment of an operating lease right of use asset in Florida.

Other Expenses, net

Other expenses totaled $0.7 million for both the three months ended March 31, 2026 and March 31, 2025. For both periods, this income and expense consists mainly of general and administrative expenses, insurance, travel, repairs and maintenance and royalties partially offset by miscellaneous incomes.

Non-operating income

The Company realized $26.0 million in non-operating income for the three months ended March 31, 2026 compared to non-operating income of $1.4 million for the three months ended March 31, 2025. This income consists of changes in financial instruments fair value, interest income (expense) and foreign exchange (loss) gain. The amount for the three months ended March 31, 2026 consists of a $23.0 million gain to revalue the Zero Gravity Convertible Note as well as $3.1 million gain on the settlement of the Zero Gravity Convertible Note. The amount for the three months ended March 31, 2025 includes a $1.1 million gain on the disposal of insolvent entities.

Income Tax

We recognized less than $0.1 million in income tax benefit for the three months ended March 31, 2026 compared to $0.1 million in income tax expense for the three months ended March 31, 2025. Our effective tax rate during the periods ended March 31, 2026 and 2025 was 0.0% and -34.8%, respectively. We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we consider such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to believe our deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance remains recorded against net deferred taxes as of March 31, 2026 and 2025.

Loss from Discontinued Operations

Loss from discontinued operations totaled $nil in the three months ended March 31, 2026 compared to $0.4 million in the three months ended March 31, 2025. The sale of the legacy hemp and cannabis businesses was finalized on September 26, 2025.

Net Loss

The Company recorded a net loss of $36.7 million for the three months ended March 31, 2026 compared to a net loss of $0.8 million for the three months ended March 31, 2025. The increased net loss was due to $60.7 million in losses recorded from changes in fair value of digital assets partially offset by $26.1 million in gains from the revaluation and settlement of the Zero Gravity Convertible Note.

Liquidity and Capital Resources

Since the Company's inception, we have funded our operations and capital spending through cash flows from product sales and proceeds from the sale of our capital stock. The Company is generating cash from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support our business growth and expansion. While we have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and unaudited condensed interim consolidated statements of cash flows mainly through our legacy hemp and cannabis businesses, we have implemented an expansion strategy focused on identifying and pursuing complementary growth opportunities within the global digital asset market. This has resulted in staking revenue of $2.8 million in the three months ended March 31, 2026 and $38.4 million in digital assets on the Company's unaudited condensed interim balance sheet as of March 31, 2026. Our current, principal sources of liquidity are cash and cash equivalents provided by our operations and prior equity offerings. Cash consists primarily of cash on deposit with banks. Cash was $2.3 million and $5.6 million as of March 31, 2026 and December 31, 2025, respectively. As a result of the PIPE Offering that closed on September 26, 2025, the Company believes that its existing sources of liquidity are and will be sufficient in both the short and long term to meet our working capital requirements and future obligations.

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

(In thousands of United States dollars)	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Cash used in operating activities	$(3,847)	$(2,661)
Cash from financing activities	571	-
Cash from investing activities	-	370
Effect of exchange rate change	(42)	(50)
Change in cash during the period	(3,318)	(2,341)
Cash, beginning of period	5,621	5,248
Cash included in assets held for sale	-	804
Cash, end of period	$2,303	$3,711

Cash used in Operating Activities

Net cash used in operating activities in the three months ended March 31, 2026 was $3.8 million compared to net cash used in operating activities of $2.7 million for the three months ended March 31, 2025. Cash flows used in operating activities for the periods ended March 31, 2026 and 2025 were due primarily to operating expenses exceeding the gross profit for the periods.

Cash provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 totaled $0.1 million compared to $nil for the three months ended March 31, 2025. Cash flows provided from financing activities for the period ending March 31, 2026 were due to net borrowings on the credit facilities in Germany through the Company's Phatebo subsidiary. During the three months ended March 31, 2025, net borrowings on the credit facilities in Germany through the Company's Phatebo subsidiary were $nil.

Cash provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026 totaled $nil compared to $0.4 million for the three months ended March 31, 2025. Cash flows provided by investing activities for the period ended March 31, 2025 were primarily related to the acquisition of United.

Working Capital

As of March 31, 2026, we had working capital of $3.1 million, including $2.3 million of cash. The Company's primary cash flow needs are for the development of its operating activities, administrative expenses and for general working capital to support growing sales with related receivables and payables.

Funding Requirements

Our continued existence is dependent on our ability to generate positive cash flows through synergies within our operations, expanding our production capacity and geographic footprint, exploring strategic partnerships and pursuing accretive acquisitions to supplement our organic growth. We are committed to attaining a level of sustained growth that will effectively offset our overhead costs, thereby paving the path to achieving profitability. We will be required in the future to raise additional capital through either equity or debt financings. To date, we have raised capital through multiple equity offerings. There were no equity offerings in the periods ended March 31, 2026 and March 31, 2025.

September 2025 ATM Offering

On September 23, 2025, the Company entered into an ATM sales agreement (the "Sales Agreement") with Revere Securities LLC (the "Agent) pursuant to which the Company may sell from time to time, at its option, Common Shares through the Agent in its capacity as sales agent. The sale of Common Shares, if any, will be made under the Company's Registration Statement, by any method that is deemed to be an "at the market offering" as defined in Rule 415(a)(4) under the Securities Act.

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

The Company issued a total of 152,354 Common Shares through the September 2025 ATM Offering at an average purchase price of $10.61 per share for gross proceeds of $1.6 million through March 31, 2026. A total of 18,265 Common Shares were issued at an average price of $6.29 for gross proceeds of $0.1 million during the three months ended March 31, 2026.

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

Note Settlement Agreement

On December 29, 2025, the Company entered into a note settlement agreement (the "PIPE Note Settlement Agreement") with the holder pursuant to which the PIPE Note issued to the holder pursuant to the September 19, 2025 securities purchase agreement between the Company and the holder was settled. The PIPE Note Settlement Agreement provided that upon payment by the Company to the holder on December 30, 2025 of: (i) 96,162 Solana with a value of $9.9 million based on the $124.88 closing price of Solana on December 30, 2025 as reported on its principal market, Kraken, (ii) $1.8 million in cash and (iii) 111,550 common shares of the Company, with a value of $0.7 million based on the $6.33 per share closing share price on December 30, 2025, then the Company was deemed to have paid the entire principal and interest of the PIPE Note in full, the Company had no further obligations under the PIPE Note, and the PIPE Note was deemed to be satisfied.

The Company issued 111,550 Common Shares valued at $0.7 million on December 30, 2025 in connection with the PIPE Note Settlement Agreement.

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

On September 19, 2025, we entered into the Loan Agreement pursuant to which we agreed to borrow 0G Tokens from Zero Gravity and agreed to issue to Zero Gravity 1,786,423 Loan Agreement Warrants each to purchase one Common Share at an exercise price of $0.01 per share.

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

Debt

In addition to the equity offerings described above, the Company also has access to credit facilities through its Phatebo subsidiary. The credit facilities total €2.4 million ($2.7 million) with three different German banks and are secured by default guarantees. On March 31, 2026, the outstanding amount was €2.4 million ($2.7 million) and was due within the next 12 months. The credit facilities have a weighted average interest rate of 8.12% and do not have a set maturity date. The interest rate is reset every time a new amount is drawn.

On September 19, 2025, the Company entered into an agreement with Zero Gravity pursuant to which the Company agreed to (i) borrow 50,000,000 0G Tokens from Zero Gravity under the Loan Agreement, and (ii) issue to Zero Gravity in a private placement offering 1,786,423 Loan Agreement Warrants. On September 22, 2025, the Company entered into a securities purchase agreement with Zero Gravity for the issuance of the Zero Gravity Convertible Note that replaced the Loan Agreement and Loan Agreement Warrants, subject to closing. The Zero Gravity Convertible Note was issued on October 23, 2025, at which date the 50,000,000 0G Tokens were received by the Company. On March 31, 2026, the Company entered into the Note Settlement Agreement with Zero Gravity pursuant to which the Zero Gravity Convertible Note was settled. The Note Settlement Agreement provides that upon payment by ZeroStack to the Zero Gravity on or before March 31, 2026 of 50,000,000 Tokens, then ZeroStack shall be deemed to have paid the entire principal and interest (as defined in the Zero Gravity Convertible Note) of the Zero Gravity Convertible Note in full and ZeroStack shall have no further obligations under the Zero Gravity Convertible Note and it shall be deemed to be satisfied. The Executive Chairman of the Company's board of directors, Michael Heinrich, was the Chief Executive Officer of Zero Gravity at the time of issuance and settlement of the Zero Gravity Convertible Note.

On March 26, 2026, Phatebo entered into a short-term loan agreement with an individual lender. Under the terms of the agreement, Phatebo borrowed 0.3 million EUR ($0.4 million), which was funded in a single advance. The loan matures four weeks from the date of funding and is repayable in a single lump-sum payment at maturity. The loan provides for a fixed interest charge of €65,000 for the contractual term. The total contractual repayment amount at maturity is 0.4 million EUR ($0.5 million). The loan is secured by substantially all current assets and fixed assets of Phatebo.

Off-Balance Sheet Arrangements

As of March 31, 2026, the Company did not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on its results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Contractual Obligations

At March 31, 2026, the Company had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

	Total	Less than 1 Year	1 - 3 Years	More than 3 Years
Legal disputes (1)	$1,271	$1,271	$-	$-
Operating lease obligations (2)	450	140	209	101
Debt (3)	3,157	3,114	36	7
Total	$4,878	$4,525	$245	$108

(1) See Note 14 of the Company's unaudited condensed interim consolidated financial statements, included elsewhere in this Quarterly Report.

(2) See Note 10 of the Company's unaudited condensed interim consolidated financial statements, included elsewhere in this Quarterly Report.

(3) See Note 9 of the Company's unaudited condensed interim consolidated financial statements, included elsewhere in this Quarterly Report.

Critical Accounting Estimates

For information regarding our critical accounting policies and estimates, see "Critical Accounting Estimates" included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Annual Report.

Recently Adopted Accounting Principles

There were no new accounting standards issued during the three months ended March 31, 2026 that impacted the Company. See Note 3, Significant Accounting Policies, of the notes to the consolidated financial statements for the year ended December 31, 2025 for a discussion of recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and the regulations promulgated thereunder) as of March 31, 2026 (the "Evaluation Date"). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings described in Item 3 of our 2025 Annual Report, other than as disclosed in Note 14 of the Company's unaudited condensed interim consolidated financial statements, included in Item 1 of Part I of this Quarterly Report.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A of the 2025 Annual Report, other than as disclosed in this Quarterly Report.

Absent federal legislation or regulations, there is a possibility that 0G may be classified as a "security." Classification of 0G as a "security" would subject us to additional regulation and could materially impact the operation of our business.

There is limited guidance as to whether Cryptocurrencies are a "security." Therefore, while (for the reasons discussed below) we believe that none of the Cryptocurrencies are a "security" within the meaning of the U.S. federal securities laws, and registration of the Company under the Investment Company Act, is therefore not required under the applicable securities laws, we acknowledge that a regulatory body or federal court may determine otherwise. Our belief, even if reasonable under the circumstances, would not preclude legal or regulatory action based on such a finding that any of the Cryptocurrencies, other than Solana, are a "security" which would require us to register as an investment company under the Investment Company Act.

We have also adapted our process for analyzing the U.S. federal securities law status of the Cryptocurrencies and other cryptocurrencies over time, as guidance and case law have evolved. As part of our U.S. federal securities law analytical process, we take into account a number of factors, including the various definitions of "security" under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court's decisions in the Howey and Reves cases, as well as court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws, including the SEC's March 17, 2026 interpretation clarifying how federal securities laws apply to certain crypto assets and transactions involving crypto assets (the "SEC March Interpretation"). Our position that none of the Cryptocurrencies, other than Solana, are a "security" is premised, among other reasons, the SEC's March Interpretation and on our conclusion none of Cryptocurrencies meet the elements of the Howey test. Among the reasons for our conclusion none of Cryptocurrencies are a security, other than Solana, is that holders of the Cryptocurrencies do not have a reasonable expectation of profits from our efforts in respect of their holding of the Cryptocurrencies. Also, ownership of the Cryptocurrencies does not convey the right to receive any interest, rewards, or other returns.

We acknowledge, however, that a federal court or another relevant entity could take a different view or the SEC could change its current view. The regulatory treatment of the Cryptocurrencies is such that it has drawn significant attention from legislative and regulatory bodies. Application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a finding that any of the Cryptocurrencies is a "security." As such, we are at risk of enforcement proceedings against us, which could result in potential injunctions, cease-and-desist orders, fines, and penalties if any of the Cryptocurrencies are determined to be a security by a regulatory body or a court. Such developments could subject us to fines, penalties, and other damages, and adversely affect our business, results of operations, financial condition, and prospects.

We are required to take commercially reasonable efforts to obtain shareholder approval for the issuance of the ZeroStack Shares and ZeroStack Pre-funded Warrants issuable under the Share Exchange Agreement at a meeting of the Company's shareholder's and if we are unable to obtain such approval, then we may not be able to complete the Exchange.

Pursuant to the Share Exchange Agreement, the Company is required to take commercially reasonable efforts to convene a shareholder meeting to obtain shareholder approval for the issuance of the ZeroStack Shares and ZeroStack Pre-funded Warrants issuable under the Share Exchange Agreement and to recommend shareholders of the Company approve the issuance of such securities for the purpose of obtaining shareholder approval to allow for the issuance of the ZeroStack Shares and ZeroStack Pre-funded Warrants pursuant to the Share Exchange Agreement in accordance with applicable Nasdaq Listing Rules. If such shareholder approval is not received, the Company may be required to convene additional shareholder meetings thereafter until such approval is obtained, which could result in substantial costs and be a distraction to management.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans.

During the three months ended March 31, 2026, none of the directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Zero Stack Corp. (formerly "Flora Growth Corp.")	1-A	2.1	10/10/2019
3.2	Articles of Amendment of Zero Stack Corp. (formerly "Flora Growth Corp.") effective April 30, 2021	F-1	3.3	11/16/2021
3.3	Articles of Amendment of Zero Stack Corp. (formerly Flora Growth Corp.") effective June 9, 2023	8-K	3.1	07/07/2023
3.4	Bylaw No. 1-A of Zero Stack Corp. (formerly "Flora Growth Corp.")	6-K	99.3	07/06/2022
3.5	Articles of Amendment of ZeroStack Corp. (formerly "Flora Growth Corp.") effective August 3, 2025	8-K	3.1	08/04/2025
3.6	Articles of Amendment and Certificate of Amendment of ZeroStack Corp. (formerly, "Flora Growth Corp.")	8-K	3.1	01/29/2026
4.1	Form of Unit Warrant	F-1	4.5	11/16/2021
4.2	Form of Investor Warrant	6-K	4.1	12/13/2022
4.3	Form of Placement Agent Warrant	6-K	4.2	12/13/2022
4.4	Form of Investor Warrant	8-K	4.1	09/21/2023
4.5	Form of Placement Agent Warrant	8-K	4.2	09/21/2023
4.6	Form of Warrant Amendment	8-K	10.3	09/21/2023
4.7	Form of Pre-funded Warrant dated as of September 19, 2025	8-K	4.1	09/23/2025
4.8	Form of Common Warrant dated as of September 19, 2025	8-K	4.2	09/23/2025

4.9	Form of Convertible Note dated as of September 19, 2025	8-K	4.3	09/23/2025
4.10	Form of Convertible Note dated as of September 22, 2025	8-K	4.4	09/23/2025
4.11	Form of Pre-funded Warrant	8-K	4.1	03/31/2026
10.1	Form of Securities Contribution Agreement by and among Texas Blocker Corp. and investors of Texas Blocker Corp., dated March 31, 2026	8-K	10.1	03/31/2026
10.2	Form of Share Exchange Agreement by and among ZeroStack Corp. (formerly "Flora Growth Corp."), Texas Blocker Corp. and investors of Texas Blocker Corp., dated March 31, 2026	8-K	10.2	03/31/2026
10.3	Note Settlement Agreement by and between ZeroStack Corp. (formerly "Flora Growth Corp.") and Zero Gravity Labs Inc., dated March 31, 2026	8-K	10.3	03/31/2026
31.1*	Certification of Principal Executive Officer of ZeroStack Corp. (formerly "Flora Growth Corp.") pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer of ZeroStack Corp. (formerly "Flora Growth Corp.") pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer of ZeroStack Corp. (formerly "Flora Growth Corp.") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer of ZeroStack Corp. (formerly "Flora Growth Corp.") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline Interactive Data File
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 1, 2026		ZeroStack Corp.

	By:	/s/ Daniel Reis-Faria
Daniel Reis-Faria
Chief Executive Officer (Principal Executive Officer)
Dated: May 1, 2026

	By:	/s/ Dany Vaiman
Dany Vaiman
Chief Financial Officer (Principal Financial and Accounting Officer)