Form 10-Q
period 2026-06-30
ZeroStack Corp.
filed 2026-07-31
CIK 1790169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 001-40397

ZeroStack Corp.

(Exact name of registrant as specified in its charter)

Province of Ontario	98-1956033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2626 Cole Ave, Suite 300
Dallas, TX, United States of America	75204
(Address of principal executive offices)	(Zip Code)

(956) 923-4188

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	ZSTK	Nasdaq Capital Market

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

As of July 27, 2026, the registrant had 17,489,828 shares of its common shares, no par value (“Common Shares”) outstanding.

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

PART I

Item 1. Financial Statements

ZeroStack Corp.

ZeroStack Corp.
Unaudited Condensed Interim Consolidated Statements of Financial Position
(in thousands of United States dollars, except share amounts which are in thousands of shares)

As at:	June 30, 2026	December 31, 2025
ASSETS
Current
Cash	$2,640	$5,596
Restricted cash	325	25
Trade and amounts receivable, net of $317 allowance ($327 at December 31, 2025)	927	799
Prepaid expenses and other current assets	3,982	323
Inventory	1,604	1,897
Current digital assets	1,070	76
Total current assets	10,548	8,716
Non-current
Property, plant and equipment	115	128
Operating lease right of use assets	321	386
Restricted digital assets	-	49,000
Digital assets	14,148	71,950
Other assets	55	55
Total assets	$25,187	$130,235
LIABILITIES
Current
Trade payables	$2,183	$2,328
Customer advances	4,141	-
Contingencies	1,271	1,167
Current portion of debt	2,379	2,722
Current portion of operating lease liability	116	163
Other accrued liabilities	1,017	2,248
Total current liabilities	11,107	8,628
Non-current
Long-term debt	34	50,767
Non-current operating lease liability	228	279
Deferred tax	-	9
Total liabilities	11,369	59,683
SHAREHOLDERS' EQUITY
Share capital, no par value, unlimited authorized, 2,430 issued and outstanding (1,046 at December 31, 2025)	-	-
Additional paid-in capital	352,678	348,160
Accumulated other comprehensive income	203	180
Deficit	(339,063)	(277,788)
Total shareholders' equity	13,818	70,552
Total liabilities and shareholders' equity	$25,187	$130,235

Commitments and contingencies - see Note 14.

Going concern - see Note 2.

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

ZeroStack Corp.
Unaudited Condensed Interim Consolidated Statements of Loss and Comprehensive Loss
(in thousands of United States dollars, except per share amounts which are in thousands of shares)

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Revenue
Pharmaceutical revenue	$12,640	$9,709	$17,143	$16,575
Digital asset revenue	1,018	-	3,789	-
Total revenue	13,658	9,709	20,932	16,575
Cost of sales	12,040	9,090	16,168	15,421
Gross profit	1,618	619	4,764	1,154
Operating expenses
Loss (gain) from changes in fair value of digital assets	21,764	(131)	82,506	(131)
Salaries and consulting fees	1,051	848	2,016	1,553
Professional fees	1,022	632	1,675	1,166
Share based compensation	1,605	172	4,376	344
Asset impairment	-	-	-	46
Other expenses, net	410	613	1,078	1,310
Total operating expenses	25,852	2,134	91,651	4,288
Operating loss	(24,234)	(1,515)	(86,887)	(3,134)
Interest expense	(89)	(80)	(155)	(103)
Foreign exchange (loss) gain	(34)	48	(57)	49
Gain on disposal of Insolvent Entities	-	-	-	1,119
Changes in financial instruments fair value	-	15	26,073	284
Net loss before income taxes and discontinued operations	(24,357)	(1,532)	(61,026)	(1,785)
Income tax expense	(258)	(7)	(249)	(95)
Net loss from continuing operations	(24,615)	(1,539)	(61,275)	(1,880)
Loss from discontinued operations, net of taxes	-	(873)	-	(1,290)
Net loss for the period	$(24,615)	$(2,412)	$(61,275)	$(3,170)

Basic loss per share from continuing operations	$(2.47)	$(2.72)	$(6.15)	$(3.55)
Diluted loss per share from continuing operations	$(2.47)	$(2.72)	$(6.15)	$(3.55)
Basic loss per share	$(2.47)	$(4.27)	$(6.15)	$(5.99)
Diluted loss per share	$(2.47)	$(4.27)	$(6.15)	$(5.99)
Weighted average number of common shares outstanding - basic	9,961	565	9,960	529
Weighted average number of common shares outstanding - diluted	9,961	565	9,960	529
Other comprehensive loss
Net loss for the period	$(24,615)	$(2,412)	$(61,275)	$(3,170)
Derecognition of equity related to Insolvent Entities, net of income taxes of $nil ($nil in 2025)	-	-	-	(595)
Gain on foreign currency translation, net of income taxes of $nil ($nil in 2025)	16	447	23	1,067
Comprehensive loss	$(24,599)	$(1,965)	$(61,252)	$(2,698)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

ZeroStack Corp.
Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders' Equity
(in thousands of United States dollars, except for share amounts which are in thousands of shares)

	Common shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Deficit	Total shareholders' equity
	#
For the six months ended June 30, 2026
Balance, December 31, 2025	1,046	$-	$348,160	$180	$(277,788)	$70,552
Equity offerings	18	-	115	-	-	115
Exercise of pre-funded warrants	1,366	-	-	-	-	-
Options vested	-	-	4,346	-	-	4,346
Restricted stock vested	-	-	4	-	-	4
SARs issued	-	-	26	-	-	26
Share issuance costs	-	-	27	-	-	27
Other comprehensive loss - exchange differences	-	-	-	23	-	23
Net loss	-	-	-	-	(61,275)	(61,275)
Balance, June 30, 2026	2,430	$-	$352,678	$203	$(339,063)	$13,818

For the three months ended June 30, 2026
Balance, March 31, 2026	2,430	$-	$351,058	$187	$(314,448)	$36,797
Options vested	-	-	1,592	-	-	1,592
SARs issued	-	-	13	-	-	13
Share issuance costs	-	-	15	-	-	15
Other comprehensive loss - exchange differences	-	-	-	16	-	16
Net loss	-	-	-	-	(24,615)	(24,615)
Balance, June 30, 2026	2,430	$-	$352,678	$203	$(339,063)	$13,818
For the six months ended June 30, 2025
Balance, December 31, 2024	478	$-	$162,871	$(221)	$(158,140)	$4,510
Equity offerings	80	-	1,158	-	-	1,158
Equity offering issuance costs	-	-	(104)	-	-	(104)
Equity issued for business combinations	24	-	813	-	-	813
Restricted stock vested	-	-	17	-	-	17
SARs issued	-	-	327	-	-	327
Derecognition of equity related to Insolvent Entities	-	-	-	(595)	-	(595)
Other comprehensive loss - exchange differences	-	-	-	1,067	-	1,067
Net loss	-	-	-	-	(3,170)	(3,170)
Balance, June 30, 2025	582	$-	$165,082	$251	$(161,310)	$4,023

For the three months ended June 30, 2025
Balance, March 31, 2025	502	$-	$163,852	$(196)	$(158,898)	$4,758
Equity offerings	80	-	1,158	-	-	1,158
Equity offering issuance costs	-	-	(101)	-	-	(101)
Restricted stock vested	-	-	9	-	-	9
SARs issued	-	-	164	-	-	164
Other comprehensive loss - exchange differences	-	-	-	447	-	447
Net loss	-	-	-	-	(2,412)	(2,412)
Balance, June 30, 2025	582	$-	$165,082	$251	$(161,310)	$4,023

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

ZeroStack Corp.
Unaudited Condensed Interim Consolidated Statement of Cash Flows
(in thousands of United States dollars)

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Cash flows from operating activities:
Net loss	$(61,275)	$(3,170)
Adjustments to net loss:
Depreciation and amortization	8	377
Share based compensation	4,376	344
Deferred ELOC costs	108	-
Inventory impairments through costs of sales	45	291
Asset impairments	-	46
Digital assets received as revenue	(3,789)	-
Changes in fair value of digital assets	82,506	(131)
Changes in financial instruments fair value	(22,999)	(320)
Realized gain on the settlement of convertible note	(3,074)	-
Bad debt expense	1	330
Loss on asset disposals	-	18
Gain on disposal of Insolvent Entities	-	(1,162)
Interest expense	155	147
Interest paid	(155)	(93)
Income tax	249	(10)
	(3,844)	(3,333)
Net change in non-cash working capital:
Trade and other receivables	(129)	(2,380)
Inventory	248	846
Current digital assets	2,437	-
Prepaid expenses and other assets	(3,767)	(120)
Customer advances	4,141	-
Trade payables and accrued liabilities	(1,560)	(562)
Net cash used in operating activities	(2,474)	(5,549)

Cash flows from financing activities:
Equity instruments issued	115	1,158
Equity issue costs	-	(66)
Loan borrowings	2,481	2,766
Loan repayments	(2,752)	(2,346)
Net cash (used) provided by financing activities	(156)	1,512

Cash flows from investing activities:
Purchase of digital assets	-	(1,010)
Purchases of property, plant and equipment and intangible assets	-	(89)
Net cash on insolvency	-	(67)
Net cash on asset disposals	-	2
Cash acquired in business combination	-	461
Net cash used by investing activities	-	(703)

Effect of exchange rate changes on cash	(26)	194

Change in cash for the period	(2,656)	(4,546)
Cash and restricted cash at beginning of period	5,621	5,248
Cash included in assets held for sale	-	804
Cash and restricted cash at end of period	$2,965	$1,506
Supplemental disclosure of non-cash investing and financing activities
Digital assets used to settle convertible note	$24,650	$-
Digital assets used to settle vendor invoices	4	-
Debt issued for business combinations	-	2,135
Common shares issued for business combinations	-	813
Operating lease additions to right of use assets	-	325

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

ZeroStack Corp.
Notes to the unaudited condensed interim consolidated financial statements
June 30, 2026
(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

1. NATURE OF OPERATIONS

ZeroStack Corp. (the "Company" or "ZeroStack") (with its subsidiaries, the "Group") was incorporated as Flora Growth Corp. under the laws of the Province of Ontario, Canada on March 13, 2019. The Company, which filed articles of amendment to change its name to ZeroStack Corp. on January 29, 2026, is a decentralized artificial intelligence ("AI") treasury company that is investing in the future of AI infrastructure through strategic ownership in $0G, the native token of the 0G Chain, a layer-1 blockchain designed to enable users to deploy and operate decentralized AI applications and data ("0G Tokens", each a "0G Token" or "0G"), and an AI-focused asset management company. The Company is also a global pharmaceutical distributor through its wholly owned subsidiary Phatebo GmbH ("Phatebo"). The Company's registered office and principal place of business was located at 40 King Street, W Suite 2400, Toronto, Ontario, M5H 3S1, Canada. As of July 20, 2026, the Company's registered office and principal place of business is located at 2626 Cole Ave., Suite 300, Dallas, TX 75204. See Note 18.

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

June 30, 2026

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

Upon closing of the Exchange, which occurred on July 20, 2026 upon approval by the Company's shareholders, Texas Blocker became a wholly-owned subsidiary of ZeroStack and ZeroStack is now classified as a U.S. domestic corporation for U.S. federal income tax purposes pursuant to Section 7874(b) of the U.S. Internal Revenue Code of 1986, as amended. See Note 18. Because of the obligations of ZeroStack and the Investors described above, Texas Blocker was not a subsidiary ZeroStack as of June 30, 2026. Moreover, the Company does not hold a variable interest in Texas Blocker because it does not have an explicit interest or support arrangement that absorbs Texas Blocker's variability and there is no implicit arrangement through related parties that transfers Texas Blocker's economic variability to ZeroStack. Because the Company does not hold a variable interest in Texas Blocker as of June 30, 2026, the Company did not consolidate Texas Blocker.

The Executive Chairman of the Company's board of directors, Michael Heinrich, was the Chief Executive Officer of Zero Gravity Labs Inc. ("Zero Gravity") at the closing of the Contribution. Zero Gravity owned 51% of Texas Blocker as of June 30, 2026.

Revenue recognition

The Company began staking its 0G Tokens on January 21, 2026. Therefore, the provision of validating blockchain transactions is now an output of the Company's ordinary activities. The Company maintains control over the staked 0G Tokens as they remain in the Company's wallets and the Company has the right to direct their use. However, because the node that completes the validation is owned and operated by the third-party validator, the Company acts as an agent to the service of validating blockchain transactions. Therefore, it records the staking rewards as revenue on a net of a 1.0% or 2.0% commission basis.

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

Customer advances (contract liabilities)

The Company recognizes a contract liability when consideration is received from a customer before control of the related goods is transferred. Contract liabilities are recognized as revenue when the Company satisfies its performance obligation in accordance with ASC 606.

As of June 30, 2026, the Company had contract liabilities of $4.1 million, presented as customer advances in the unaudited condensed interim consolidated statements of financial position. The balance relates to advance consideration received for pharmaceutical products sold by the Company's Phatebo subsidiary. Control of the products transferred upon shipment in July 2026, at which time the related revenue was recognized.

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

June 30, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

• Governance Voting Power: The Company holds less than 67% of the governance voting power of the 0G protocol. While significant, the Company's ownership level does not provide the Company with unilateral decision-making authority.

• Supermajority Requirements: Substantive protocol decisions require approval by approximately 67% of governance voting power. This supermajority threshold prevents the Company from independently directing or effecting governance outcomes.

• Distribution of Remaining Voting Interests: The remaining governance tokens are widely held among third parties, including several holders or groups with meaningful voting interests. These parties are not subject to the Company's direction, and no arrangements exist that would allow the Company to coordinate or control their voting behavior.

• Absence of Special Governance Rights: The Company does not have any preferential rights, enhanced voting privileges, or other contractual mechanisms that would provide it with disproportionate influence over protocol decisions.

• Influence versus Control: Management considered whether its ownership interest, combined with its participation in the ecosystem, could result in de facto control. The Company determined that, while it may exert influence as a significant participant, it does not have the ability to direct the activities of the protocol in a manner consistent with control.

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

Going concern

Management evaluated the Company's ability to continue as a going concern in accordance with ASC 205-40. As of June 30, 2026, the Company had cash of $2.6 million, negative working capital of $0.6 million and an accumulated deficit of $339.1 million. The Company incurred a net loss of $61.3 million during the six months ended June 30, 2026 and relies primarily on the monetization of digital assets earned through staking activities to fund operations and satisfy its obligations as they become due. The Company's ability to generate liquidity from such digital assets, and, if necessary, from the monetization of its underlying digital asset holdings, is subject to significant market price volatility and market liquidity conditions. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date these financial statements are issued.

Management considered these conditions together with its liquidity outlook for the twelve-month period following the issuance of these financial statements. On July 20, 2026, the Company completed the acquisition of Texas Blocker Corp., which added approximately 148.0 million 0G tokens to the Company's treasury holdings. Following the acquisition, the Company held approximately 223 million 0G tokens, substantially all of which are staked and expected to generate recurring staking rewards. Management expects existing cash balances, together with the monetization of digital assets earned through staking activities to provide sufficient liquidity to fund forecasted operating expenditures during the assessment period. If necessary, the Company may also monetize a portion of its digital asset holdings to satisfy its liquidity requirements.

Although management has implemented the plans described above, it cannot conclude that such plans are probable of effectively mitigating the conditions and events that raise substantial doubt. Accordingly, substantial doubt exists about the Company's ability to continue as a going concern for the one-year period following the issuance of these financial statements. The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments to the carrying amounts or classification of assets and liabilities that may result from the outcome of this uncertainty.

Basis of consolidation

These unaudited condensed interim consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions were eliminated on consolidation. Subsidiaries are entities the Company controls when it is exposed, or has rights, to variable returns from its involvement in the entity and can affect those returns through its power to direct the relevant activities of the entity. Subsidiaries are included in the consolidated financial results of the Company from the date of acquisition up to the date of disposition or loss of control. At June 30, 2026, the Company's subsidiaries and respective ownership percentages have not changed from December 31, 2025.

See Note 18 for Subsequent Events.

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

June 30, 2026

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

The following table summarizes the major classes of line items included in loss from discontinued operations, net of tax, for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Revenue	$-	$5,088	$-	$10,007
Cost of sales	-	2,877	-	5,444
Gross profit from discontinued operations	-	2,211	-	4,563
Operating expenses
Salaries and consulting fees	-	1,354	-	2,550
Professional fees	-	74	-	124
Other expense, net	-	1,703	-	3,287
Operating loss from discontinued operations	-	(920)	-	(1,398)
Interest expense	-	(16)	-	(44)
Foreign exchange gain	-	8	-	10
Changes in financial instruments fair value	-	-	-	36
Net loss before income taxes	-	(928)	-	(1,396)
Income tax benefit	-	55	-	106
Loss from discontinued operations	$-	$(873)	$-	$(1,290)
Basic and diluted loss per share from discontinued operations	$-	$(1.55)	$-	$(2.44)

The following table summarizes the significant operating and investing items related to the Cannabis Business for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Operating activities of discontinued operations
Depreciation and amortization	$-	$365
Bad debt expense	-	320
Investing activities of discontinued operations
Purchases of property, plant and equipment	$-	$10

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

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

June 30, 2026

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

Each of the Canadian insolvent entities and the German Insolvent Entities was a direct or indirect subsidiary of the Company and was part of the Company's acquisition of FGH in December 2022. As a result of the insolvencies, the Company concluded that it no longer controls the Insolvent Entities for accounting purposes as of March 14, 2025, in accordance with ASC Topic 810, and, therefore, deconsolidated all assets and liabilities of the Insolvent Entities during the six months ended June 30, 2025 from the Company's financial statements. Subsequent to the deconsolidation, the Company accounted for its investment in the Insolvent Entities using the cost method of accounting, which was recorded at $nil in the Company's condensed interim consolidated statements of financial position as of June 30, 2026. The Insolvent Entities' results of operations were removed from the Company's condensed interim consolidated statements of loss and comprehensive loss beginning March 14, 2025. The historical financial results for the Insolvent Entities have not been classified as a discontinued operation because it does not represent a strategic shift with a major effect on the Company's operations and financial results.

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

The gain on deconsolidation of Insolvent Entities is recorded in gain on disposal of Insolvent Entities in the unaudited condensed interim consolidated statement of loss and comprehensive loss for the six months ended June 30, 2025.

The contingencies and indemnification receivable relate to a legal claim filed against FGH, which was covered under an indemnification agreement between the Company and the former Chief Executive Officer and shareholder of FGH. The voluntary assignment in bankruptcy of FGH triggered an automatic stay on the related legal proceedings.

5. TRADE AND AMOUNTS RECEIVABLE

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

June 30, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

The Company's trade and amounts receivable are recorded at amortized cost. The trade and other receivables balance as at June 30, 2026 and December 31, 2025 consists of trade accounts receivable, amounts recoverable from the Government of Canada for Harmonized Sales Taxes ("HST"), as well as Value Added Tax ("VAT") from various jurisdictions, and other receivables.

	June 30, 2026	December 31, 2025
Trade accounts receivable	$809	$697
Allowance for expected credit losses	(317)	(327)
HST/VAT receivable	260	243
Other receivables	175	186
Total	$927	$799

Changes in the trade accounts receivable allowance for the six months ended June 30, 2026 relate to establishing an allowance for expected credit losses. There was less than $0.1 million in write-offs of trade receivables for both the three and six months ended June 30, 2026, (2025 - both less than $0.1 million). The Company has no amounts written off that are still subject to collection enforcement activity as at June 30, 2026. The aging of the Company's trade accounts receivable is as follows:

	June 30, 2026	December 31, 2025
Current	$494	$190
1-30 Days	-	-
31-60 Days	-	172
61-90 Days	-	-
91-180 Days	-	-
180+ Days	315	335
Total trade receivables	$809	$697

6. INVENTORY

Inventory is comprised of the following:

	June 30, 2026	December 31, 2025
Raw materials and supplies	$8	$8
Finished goods	1,596	1,889
Total	$1,604	$1,897

During both the three and six months ended June 30, 2026, the Company recorded inventory impairment as a write-down to cost of sales in the amount of less than $0.1 million, respectively (2025 - both less than $0.1 million).

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

The Company began staking its 0G tokens on January 21, 2026 with third-party validators. For the three months ended June 30, 2026, the Company earned total rewards of 2,254,442 0G tokens, or $1.0 million, net of a 1% commission paid to the validators (2025 - nil). For the six months ended June 30, 2026, the Company earned total rewards of 6,619,166 0G tokens, or $3.8 million, net of a 1% or 2% commission paid to the validators (2025 - nil). See Note 17. The Company classifies proceeds from the sale of 0G tokens received as staking rewards as operating cash flows, as these tokens represent yield on the Company's core digital asset holdings and are recognized as revenue when earned. The Company maintains staking rewards separately and intends to use them principally to fund operating expenses.

In April 2026, the Company transferred 10,000,004 0G tokens into a separate wallet. The Company intends to sell these 0G tokens to fund operating expenses. The Company’s treasury strategy is to replenish operating liquidity with staking rewards as they are earned. During the three and six months ended June 30, 2026, 4,935,827 of these 0G tokens were sold for $2.4 million.

As of June 30, 2026, the Company's digital assets consist of the following:

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

June 30, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

	Number of Units	Digital Assets Cost	Fair Value
Zero Gravity (0G)	75,101,767	$163,338	$15,171
Bitcoin (BTC)	0.810645	94	47
Total digital assts		$163,432	$15,218

The following table presents a reconciliation of the fair values of the Company's investments in digital assets for the periods ending December 31, 2025 and June 30, 2026:

	Digital Assets	Restricted Digital Assets	Total
Balance as of December 31, 2024	$-	$-	$-
Additions	173,370	102,521	275,891
Dispositions	(2,015)	-	(2,015)
Digital assets transferred to settle PIPE Note (non-cash)	-	(9,853)	(9,853)
Total gains on digital assets	555	-	555
Total losses on digital assets	(99,884)	(43,668)	(143,552)
Balance as of December 31, 2025	72,026	49,000	121,026
Dispositions	(2,441)	-	(2,441)
Digital assets transferred to settle Zero Gravity Note (non-cash)	-	(24,650)	(24,650)
Staking rewards recognized	3,789	-	3,789
Total losses on digital assets	(58,156)	(24,350)	(82,506)
Balance as of June 30, 2026	$15,218	$-	$15,218

The Company recorded $24.4 million in realized losses on the use of digital assets for the repayment under stipulations of the Zero Gravity Convertible Note during the six months ended June 30, 2026 ($nil for the six months ended June 30, 2026). See Note 9.

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

The Company recorded a net loss of $21.8 million and $82.5 million in the value of its digital assets for the three and six months ended June 30, 2026, respectively (2025 - both were a $0.1 million gain), which was reported in the loss (gain) from changes in fair value of digital assets in the unaudited condensed interim consolidated statements of loss and comprehensive loss.

See Note 18 for subsequent digital asset transactions.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2026	December 31, 2025
Buildings	$101	$104
Machinery and office equipment	140	144
Vehicles	7	7
Total	248	255
Less: accumulated depreciation	(133)	(127)
Property, plant and equipment, net	$115	$128

Depreciation expense was less than $0.1 million for both the three and six months ended June 30, 2026, (2025 - both less than $0.1 million) and was recorded in other expenses, net in the unaudited condensed interim consolidated statements of loss and comprehensive loss.

9. DEBT

The Company's debt consisted of the following:

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

June 30, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

	June 30, 2026	December 31, 2025
Zero Gravity Convertible Note (carrying amount of 51,000,000 0G at December 31, 2025)	$-	$50,723
Euro credit facility	2,362	2,706
Other secured debt	51	60
Total debt	2,413	53,489
Current portion of long-term debt	2,379	2,722
Long-term debt	$34	$50,767

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

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

June 30, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

The Company recorded a gain on the settlement of the Zero Gravity Convertible Note of $3.1 million, which was recorded in the changes in financial instruments fair value line on the unaudited condensed interim consolidated statements of loss and comprehensive loss for the six months ended June 30, 2026.

The Executive Chairman of the Company's board of directors, Michael Heinrich, was the Chief Executive Officer of Zero Gravity at the time of issuance and settlement of the Zero Gravity Convertible Note.

Euro credit facility

The Company, through its Phatebo subsidiary, has credit facilities totaling 2.4 million Euro, or $2.7 million (December 31, 2025 - 2.4 million Euro, or $2.8 million), at three different banks in Germany. These arrangements are open-ended without predetermined maturity dates. Principal and interest payments are due at the end of the respective terms, with interest payable either monthly or at the end of the term, depending on the lending institution. Interest rates can be adjusted every three to six months. As of June 30, 2026, the total outstanding amount on these credit facilities was 2.1 million Euro, or $2.4 million (December 31, 2025 - 2.3 million Euro, or $2.7 million) with a weighted average interest rate of 7.81% and due within the next twelve months. These credit facilities are secured by various guarantees, including payment guarantees upon default.

Phatebo short term borrowing

On March 26, 2026, Phatebo, a wholly owned subsidiary of the Company, entered into a short-term loan agreement with an individual lender. Under the terms of the agreement, Phatebo borrowed 0.3 million EUR ($0.4 million), which was funded in a single advance. The loan matures four weeks from the date of funding and is repayable in a single lump-sum payment at maturity. The loan provides for a fixed interest charge of €65,000 for the contractual term. The total contractual repayment amount at maturity is 0.4 million EUR ($0.5 million). The loan is secured by substantially all current assets and fixed assets of Phatebo. Interest expense is recognized over the contractual term of the loan using the effective interest method and is included in interest expense in the accompanying unaudited condensed consolidated statements of operations. On April 21, 2026, the Company paid 0.4 million EUR ($0.4 million) in a single lump-sum payment for the outstanding principal and interest on the Phatebo short term borrowing.

Although the loan carries a fixed interest charge rather than a stated annual interest rate, the Company considers the borrowing to represent a high-cost, short-term financing arrangement entered into to meet near-term working capital needs.

Maturities

The following table shows the maturities of the Company's debt instruments outstanding as of June 30, 2026.

Payments
Six months ended December 31, 2026	$2,371
Year ended December 31, 2027	17
Year ended December 31, 2028	19
Year ended December 31, 2029	6
Year ended December 31, 2030	-
Thereafter	-
Total	$2,413

10. LEASES

The Company's leases primarily consist of administrative real estate leases in Germany and the United States. Management has determined all the Company's leases are operating leases through June 30, 2026. Information regarding the Company's leases is as follows:

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Components of lease expense
Operating lease expense	$35	$38	$72	$76
Short-term lease expense	(4)	11	13	16

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

June 30, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Sublease income	(27)	(27)	(53)	(53)
Total lease expense	$4	$22	$32	$39

Other Information
Operating cash flows from operating leases	$53	$54	$106	$98
ROU assets obtained in exchange for new operating lease liabilities	-	-	-	325
Weighted-average remaining lease term in years for operating leases			3.2	3.7
Weighted-average discount rate for operating leases			9.4%	9.3%

Maturities of operating lease liabilities as of June 30, 2026 are as follows:

Operating Leases
Six months ended December 31, 2026	$87
Year ended December 31, 2027	108
Year ended December 31, 2028	100
Year ended December 31, 2029	86
Year ended December 31, 2030	14
Thereafter	-
Total future lease payments	395
Less: imputed interest	(51)
Total lease liabilities	344
Less: current lease liabilities	(116)
Total non-current lease liabilities	$228

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

Six months ended June 30, 2026

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

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

June 30, 2026

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

The Company issued a total of 18,265 Common Shares at an average purchase price of $6.29 per share for gross proceeds of $0.1 million in the six months ended June 30, 2026.

See Note 18 for subsequent issuances.

Six months ended June 30, 2025

MAY PRIVATE PLACEMENT

On May 2, 2025, the Company entered into a securities purchase agreement with certain investors (the "May 2025 Investors") in connection with the issuance and sale by the Company to the May 2025 Investors via a private placement of an aggregate of 80,340 common shares of the Company, no par value per share at a purchase price of $11.70 per share (the "May Common Shares") and 18,642 pre-funded warrants of the Company at a purchase price of $11.6961 per warrant (the "May Pre-funded Warrants") each to purchase one May Common Share which shall be immediately exercisable and expire when exercised in full, at an exercise price of $0.0039 per share. The Company filed a registration statement on Form S-3 on May 14, 2025.

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

12. SHARE BASED COMPENSATION

The Company's 2022 Incentive Compensation Plan (the "2022 Plan") and its previous "'rolling" stock option plan (the "Prior Plan") are described in the Company's 2025 Form 10-K. The 2022 Plan was amended to increase the number of shares issuable thereunder from 64,103 to 115,385 shares at the Company's annual and special shareholder meeting on June 30, 2025. And on December 19, 2025 the 2022 Plan was amended, again, to increase the number of shares issuable thereunder from 115,385 to 1,506,892 shares. See Note 18 for subsequent amendments to the 2022 Plan.

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

Information relating to share options outstanding and exercisable as at June 30, 2026 and December 31, 2025 is as follows:

	Options Outstanding
	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding balance, December 31, 2025	1,178,459	$7.84	10.0	$-
Granted	171,000	5.10	9.9	-
Outstanding balance, June 30, 2026	1,349,459	$7.49	9.5	$-
Exercisable balance, June 30, 2026	293,043	$9.00	9.5	$-

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

June 30, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

The fair value of stock options issued in years prior to December 31, 2024 were determined at the time of issuance using the Black-Scholes option pricing model. The stock options issued in the year ended December 31, 2025 were determined at the time of issuance using a Monte Carlo simulation incorporating Brownian motion, which simulates a distribution of stock prices for the Company throughout the term of the stock options, based on certain assumptions of stock price behavior. The significant inputs to the valuation include a 10-year term to expiration, the closing price of the Common Shares on the December 19, 2025 grant date ($7.31), a risk-free rate of return of 4.12% per annum, and a volatility of 102% based on the historical volatility of Solana calculated from its historical daily returns. The stock options issued in the six months ended June 30, 2026 were determined at the time of issuance using the Black-Scholes option pricing model with significant inputs including a 10-year term to expiration, the closing price of the Common Shares on the May 5, 2026 grant date ($5.10), a risk-free rate of return of 3.60% per annum, and a volatility of 100% based on the historical volatility of Solana calculated from its historical daily returns.

The total expense related to the options granted in the three and six months ended June 30, 2026 was $1.6 million and $4.3 million, respectively (2025 - $nil). This expense is included in the share based compensation line on the unaudited condensed interim consolidated statements of loss and comprehensive loss. The options granted in 2025 vest based on the Company's volume weighted average price ("VWAP") of the Company's common shares as follows:

Percentage of Options Vested	At or Above the Following VWAP on Any Trading Day
20%	$10.97
20%	$14.62
20%	$18.28
20%	$21.93
20%	$25.59

At June 30, 2025 the total remaining stock option cost for nonvested awards is expected to be $4.0 million over a weighted average future period of 0.6 years until the awards vest. A total of 1,178,020 options issued in 2025 are to vest based on the VWAP of the Company's common shares, as described above, provided if the award holder is still employed or engaged by the Company or the twelve-month anniversary of the date the award holder's service ceased. A total of 235,604 of those options vested during the six months ended June 30, 2026. The 171,000 options issued on May 5, 2026 are to vest in thirds on the grant date, August 30, 2026 and December 31, 2026, provided if the award holder is still employed or engaged by the Company or the twelve-month anniversary of the date the award holder's service ceased. A total of 57,000 of those options vested during the six months ended June 30, 2026.

On May 6, 2026, the Company granted a total of 1,250,000 stock options to the Company's Chief Executive Officer, Chief Financial Officer and Executive Chairman which are unexercisable until seven calendar days after the Exchange, unless the Company's shareholders approve the grant at the Company's annual and special meeting of shareholders on July 20, 2026. As these options were not yet approved, they were not included in the stock options outstanding as of June 30, 2026. The Company's shareholders voted to approve the grant of these stock options on July 20, 2026. These options will vest based on the Company's volume weighted average price ("VWAP") of the Company's common shares as follows:

Percentage of Options Vested	At or Above the Following VWAP on Any Trading Day
20%	$7.65
20%	$10.20
20%	$12.75
20%	$15.30
20%	$17.85

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

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

June 30, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

Information relating to restricted stock awards outstanding as at June 30, 2026 and December 31, 2025:

	Number of restricted stock awards	Weighted average grant date fair value
Balance, December 31, 2025	266	$269.10
Vested	(266)	269.10
Balance, June 30, 2026	-	$-

The total expense related to the restricted stock awards in the three and six months ended June 30, 2026 was $nil and less than $0.1 million, respectively (2025 - both less than $0.1 million). This expense is included in the share based compensation line on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

As of June 30, 2026, the Company had no unrecognized compensation expense related to restricted stock awards.

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

Information relating to SARs outstanding at June 30, 2026 and December 31, 2025 is as follows:

	SARs Outstanding
	Number of SARS	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding balance, December 31, 2025	24,998
Outstanding balance, June 30, 2026	24,998	$22.62	8.8	$54
Exercisable balance, June 30, 2026	18,142	$22.62	8.7	$54

The total expense related to SARs granted in both the three and six months ended June 30, 2026 was less than $0.1 million (2025 - $0.2 million and $0.3 million, respectively). This expense is included in the share based compensation line on the unaudited condensed interim consolidated statements of loss and comprehensive loss. The share based compensation expense of the SARs granted in prior years will be recognized in tranches over the derived service period, ranging from zero to one year, provided that the recipient is still employed or engaged by the Company.

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

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

June 30, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

There were 1,366,939 PIPE Pre-Funded Warrants exercised during the six months ending June 30, 2026, and the total number of PIPE Pre-Funded Warrants outstanding was 7,530,471 as of June 30, 2026, all of which were vested, were exercisable and have no expiry date.

The following summarizes the number of warrants outstanding as of June 30, 2026, excluding the Pre-Funded Warrants:

	Number of warrants	Weighted average exercise price
Balance, December 31, 2025	168,396	$156.31
Balance, June 30, 2026	168,396	$156.31

Date of expiry	Warrants outstanding	Exercise price	Grant date fair value	Remaining life in years
November 18, 2026	5,675	$2,925.00	$6,729	0.39
November 18, 2027	590	2,574.00	1,055	1.39
December 8, 2027	642	343.20	149	1.44
September 21, 2028	17,727	97.50	712	2.23
September 21, 2028	1,405	93.21	81	2.23
March 21, 2029	35,105	97.50	1,120	2.73
December 19, 2030	107,252	25.19	1,760	4.47
	168,396	$156.31	$11,606	3.69

14. COMMITMENTS AND CONTINGENCIES

Provisions

The Company's provisions and contingent liabilities consist of the following as of June 30, 2026:

Legal dispute
Balance as at December 31, 2025	$1,167
Payments/settlements	-
Additional provisions	104
Balance as at June 30, 2026	$1,271

The legal dispute balance as of June 30, 2026 involves a legal proceeding that was brought against the Company and Vessel Brand Inc., which was formerly a wholly owned subsidiary of the Company, by the lessor of the warehousing and office space in Carlsbad, CA on June 2, 2025, in the Superior Court of California, County of San Diego. The lessor is claiming breach of lease and written guaranty agreements by the Company and is seeking damages for $1.3 million in unpaid rent, 10% interest on its damages, and reasonable attorneys' fees of the lessor. The Company has assessed the claims and concluded that it is probable that a liability has been incurred and the Company is able to reasonably estimate the loss of $1.3 million. As a result, without acknowledgement (explicitly or implicitly) of any amount of liability arising from this claim, the Company recognized a provision of $1.3 million to reflect the value of the claim. At June 30, 2026, this balance was included in the contingencies line on the unaudited condensed interim consolidated statement of financial position.

Legal proceedings

The Company records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and where liability is probable. The Company is engaged from time to time in various legal proceedings and claims that have arisen in the ordinary course of business. The outcome of all the proceedings and claims against the Company is subject to future resolution, including the uncertainties of litigation. Based on information currently known to the Company and after consultation with outside legal counsel, management believes that the probable ultimate resolution of any such proceedings and claims, individually or in the aggregate, will not have a material adverse effect on the financial condition of the Company, taken as a whole as at June 30, 2026.

15. LOSS PER SHARE

The Company calculates basic loss per share based upon the weighted average number of Common Shares outstanding during the period, while the calculation of diluted earnings per share includes the dilutive effect of potential Common Shares outstanding during the period. The calculation of diluted earnings per share excludes all potential Common Shares, with the exception of Pre-Funded Warrants, if their inclusion would have an anti-dilutive effect. Restricted stock award recipients under the 2022 Plan have a non-forfeitable right to receive dividends declared by the Company and are therefore included in computing earnings per share. A total of 7,530,471 Pre-funded Warrants are included in computing earnings per share because the exercise price of the Pre-funded Warrants is nominal and there are no conditions that must be satisfied prior to their exercise.

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

June 30, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Stock options	1,178,459	546	1,178,459	546
Warrants	168,396	61,144	168,396	61,144
Restricted stock awards	-	335	-	335
Stock appreciation rights	18,142	21,569	18,142	21,569
JustCBD potential additional shares to settle contingent consideration	-	16,218	-	16,218
Total anti-dilutive	1,364,997	99,812	1,364,997	99,812

16. FINANCIAL INSTRUMENTS

Fair value

The Company's financial instruments measured at amortized cost as at June 30, 2026 and December 31, 2025 consist of cash, restricted cash, trade and amounts receivable, trade payables, contingencies, other accrued liabilities, lease liabilities, and certain debt. The amounts reflected in the consolidated statements of financial position approximate fair value due to the short-term maturity of these instruments.

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

The following tables present information about the Company's financial instruments and their classifications as at June 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Fair value measurements at June 30, 2026 using:
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Convertible notes payable	$-	$-	$-	$-

Fair value measurements at December 31, 2025 using:
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Convertible notes payable	$-	$-	$50,723	$50,723

The $50.7 million change in the Level 3 convertible notes payable was due to the settlement of the Zero Gravity Convertible Note which was valued at $27.7 million on the date of settlement. The remaining $23.0 million was recorded as a gain in the changes in financial instruments fair value on the unaudited condensed interim consolidated statements of loss and comprehensive loss.

Concentration risk

Management considers concentration risk with counterparties considering the level of purchases and sales of its business segments (Note 17).

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

June 30, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

At June 30, 2026, the Company held approximately $15.2 million of 0G cryptocurrency, representing approximately 60% of total assets. The Company maintains custody of substantially all its 0G holdings with a limited number of digital asset custodians and transacts primarily through a limited number of digital asset trading platforms.

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

17. SEGMENTED INFORMATION

The Company formerly reported its financial results for the following two operating segments, which were also its reportable segments: commercial and wholesale (primarily Phatebo), which sell pharmaceutical products, and house of brands, which sold a mix of products across multiple categories including food and beverage, cannabis accessories and technology, personal care and wellness. The Company disposed of the entirety of the house of brands segment on September 26, 2025. Moreover, the Company began implementing an expansion strategy focused on identifying and pursuing complimentary growth opportunities within the global digital asset market in 2025. As a result of this strategy, management re-evaluated its segment reporting structure and determined that a new segment, digital assets, would be created in the year ended December 31, 2025. As a result, the Company now has only two operating segments, commercial and wholesale and digital assets in 2026. These segments reflect how the Company's operations are managed, how the Company's Chief Executive Officer, who is the chief operating decision maker, allocates resources and evaluates performance, and how the Company's internal management financial reporting is structured. The chief operating decision maker uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the segment or into other parts of the Company, such as for acquisitions. Net income is used to monitor actual results versus budget and prior year, which is used to assess the performance of the segment. In 2025, the Company reported these two operating segments as well as corporate. The Company reevaluated this in 2026 now that all other legacy operations were sold and, as a result, corporate was combined with digital assets.

The Company operates its distribution business within its Germany subsidiary. The Company operates its digital assets business primarily within its United States subsidiary.

The following table shows information regarding the Company's segments for the six months ended June 30, 2026.

	Commercial & Wholesale	Digital Assets	Total

Revenue	$17,143	$3,789	$20,932
Cost of sales	16,168	-	16,168
Gross profit	975	3,789	4,764
Salaries and consulting fees	725	1,291	2,016
Share based compensation	-	4,376	4,376
Loss from changes in fair value of digital assets	-	82,506	82,506
Changes in financial instruments fair value	-	(26,073)	(26,073)
Interest expense (income), net	169	(14)	155
Other segment items (1)	427	2,383	2,810
Net loss before income taxes	(346)	(60,680)	(61,026)
Income taxes	9	(258)	(249)
Net loss from continuing operations	$(337)	$(60,938)	$(61,275)

The following table shows information regarding the Company's segments for the three months ended June 30, 2026.

	Commercial & Wholesale	Digital Assets	Total

Revenue	$12,640	$1,018	$13,658
Cost of sales	12,040	-	12,040
Gross profit	600	1,018	1,618
Salaries and consulting fees	380	671	1,051
Share based compensation	-	1,605	1,605
Loss from changes in fair value of digital assets	-	21,764	21,764
Interest expense (income), net	93	(4)	89
Other segment items (1)	179	1,287	1,466
Net loss before income taxes	(52)	(24,305)	(24,357)
Income taxes	-	(258)	(258)
Net loss from continuing operations	$(52)	$(24,563)	$(24,615)

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

June 30, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

The following table shows information regarding the Company's segments for the six months ended June 30, 2025.

	Commercial & Wholesale	Digital Assets	Total

Revenue	$16,575	$-	$16,575
Cost of sales	15,421	-	15,421
Gross profit	1,154	-	1,154
Salaries and consulting fees	756	797	1,553
Share based compensation	-	344	344
Gain from changes in fair value of digital assets	-	(131)	(131)
Impairment expense	-	46	46
Gain on disposal of Insolvent Entities	(11,589)	10,470	(1,119)
Interest expense, net	78	25	103
Changes in financial instruments fair value	-	(284)	(284)
Other segment items (1)	630	1,797	2,427
Net income (loss) before income taxes	11,279	(13,064)	(1,785)
Income taxes	(95)	-	(95)
Net income (loss) from continuing operations	$11,184	$(13,064)	$(1,880)

The following table shows information regarding the Company's segments for the three months ended June 30, 2025.

	Commercial & Wholesale	Digital Assets	Total

Revenue	$9,709	$-	$9,709
Cost of sales	9,090	-	9,090
Gross profit	619	-	619
Salaries and consulting fees	399	449	848
Share based compensation	-	172	172
Gain from changes in fair value of digital assets	-	(131)	(131)
Interest expense, net	60	20	80
Changes in financial instruments fair value	-	(15)	(15)
Other segment items (1)	305	892	1,197
Net loss before income taxes	(145)	(1,387)	(1,532)
Income taxes	(7)	-	(7)
Net loss from continuing operations	$(152)	$(1,387)	$(1,539)

(1) Other segment items include professional fees, other expenses (net), and foreign exchange loss (gain).

Other significant items and disaggregation by geographic area:

ZeroStack Corp.

Notes to the unaudited condensed interim consolidated financial statements

June 30, 2026

(In thousands of United States dollars, except number of shares, units and tokens and per share and per unit amounts, or as indicated)

As at	June 30, 2026	December 31, 2025
Assets
Digital Assets	$17,982	$125,924
Commercial & Wholesale	7,205	4,311
	$25,187	$130,235

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Net Sales
Germany	$12,640	$9,709	$17,143	$16,575
United States	1,018	-	3,789	-
	$13,658	$9,709	$20,932	$16,575

The digital asset revenue represents the Company's 0G staking rewards. For the three months ended June 30, 2026, the Company earned total rewards of 2,254,442 0G tokens, or $1.0 million, net of a 1% commission paid to the validator (2025 - nil). For the six months ended June 30, 2026, the Company earned total rewards of 6,619,166 0G tokens, or $3.8 million, net of a 1% or 2% commission paid to the validator (2025 - nil). See Note 7.

18. SUBSEQUENT EVENTS

CLOSING OF THE EXCHANGE

On July 20, 2026, the shareholders of the Company approved the Exchange. At this time, the Company issued 9,104,614 common shares in exchange for 100% of the common stock of Texas Blocker, which then became a wholly owned subsidiary of ZeroStack. ZeroStack is now classified as a U.S. domestic corporation for U.S. federal income tax purposes pursuant to Section 7874(b) of the U.S. Internal Revenue Code of 1986, as amended. The Company's new registered office and principal place of business is 2626 Cole Ave., Suite 300, Dallas, TX 75204.

DIGITAL ASSET VALUATION

The Company holds 223,773,990 0G Tokens with a fair value of $40.5 million utilizing the closing price on July 27, 2026. This includes 147,990,763 0G Tokens from Texas Blocker that became part of ZeroStack as a result of the Exchange.

OTHER

There were 5,954,743 PIPE Pre-Funded Warrants exercised subsequent to June 30, 2026.

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

Amounts are expressed in United States dollars ("$" or "USD") unless otherwise stated to be in Euro ("€"). Amounts stated in foreign currencies include approximate USD amounts based on exchange rates on June 30, 2026. Variance, ratio, and percentage changes in this section are based on unrounded numbers. This section reports the Company's activities through June 30, 2026, unless otherwise indicated.

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

The Company recognizes staking rewards as revenue at the time they are earned and control of the reward tokens is obtained, measured at their fair value on the date of receipt. The fair value of the staking rewards at receipt becomes their cost basis for subsequent accounting and potential disposal.

Staking rewards earned by the Company are held in a separate hot wallet designated for operating liquidity. The Company intends to use these staking rewards, either in kind or through sale for cash, principally to fund operating activities, including research and development, general and administrative expenses, and other costs associated with its decentralized AI treasury strategy. Consistent with this business model and the treatment of staking rewards as operating revenue, the Company classifies cash proceeds from the sale of 0G Tokens received as staking rewards as cash flows from operating activities in its condensed consolidated statements of cash flows.

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

Blocker Securities Contribution Agreements and Blocker Stockholders' Agreement

On March 31, 2026, Texas Blocker Corp. ("Texas Blocker"), which was formed by Daniel Reis-Faria and Dany Vaiman, the Chief Executive Officer and Chief Financial Officer, respectively, of the Company, for the purpose of facilitating the Exchange, entered into Securities Contribution Agreements with certain investors (the "Investors") pursuant to which the Investors contributed an aggregate of 142,232,948 0G Tokens in exchange for an aggregate of 9,104,614 Blocker Shares issued on a private placement basis (the "Exchange", and together with the Contribution, the "Financing"). The fair market value of each 0G Token was deemed to be $0.7549 and the fair market value of each Blocker Share was deemed to be $11.7931 in accordance with the valuation mutually agreed upon by Texas Blocker and the Investors. Each Blocker Share will be exchanged on a one-for-one basis for one ZeroStack Share or ZeroStack Pre-funded Warrant pursuant to the Share Exchange Agreement.

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

Share Exchange Agreement

On March 31, 2026, concurrent with the execution of the Securities Contribution Agreements and Stockholders' Agreement, ZeroStack entered into the Share Exchange Agreement with Texas Blocker and the Investors. Under the terms of the Share Exchange Agreement, ZeroStack will issue an aggregate of 9,104,614 ZeroStack Shares and/or ZeroStack Pre-funded Warrants in exchange for an aggregate of 9,104,614 Blocker Shares, being all the issued and outstanding shares of Texas Blocker. Upon consummation of the Exchange, Texas Blocker was to become a wholly owned subsidiary of ZeroStack.

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

Upon closing of the Exchange, which occurred on July 20, 2026 upon approval by the Company's shareholders, Texas Blocker became a wholly-owned subsidiary of ZeroStack and ZeroStack is now classified as a U.S. domestic corporation for U.S. federal income tax purposes pursuant to Section 7874(b) of the U.S. Internal Revenue Code of 1986, as amended.

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

b) Staking Revenue

The Company began staking its 0G Tokens on January 21, 2026. Therefore, the provision of validating blockchain transactions is now an output of the Company's ordinary activities. The Company maintains control over the staked 0G Tokens as they remain in the Company's wallets and the Company has the right to direct their use. However, because the node that completes the validation is owned and operated by third-party validators, the Company acts as an agent to the service of validating blockchain transactions. Therefore, it records the staking rewards as revenue on a net of a 1.0% or 2.0% commission basis.

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

Operating Expenses

The Company's operating expenses are apportioned based on the following categories:

  Loss (gain) from changes in fair value of digital assets relate to fluctuations in fair value of the Company's digital assets.
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

Results of Operations

The following table sets forth the Company's consolidated results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands). The period-to-period comparisons of the Company's historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data have been derived from our unaudited condensed interim consolidated financial statements for the three and six months ended June 30, 2026 and 2025 included elsewhere in this Quarterly Report.

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Revenue	$13,658	$9,709	$20,932	$16,575
Cost of sales	12,040	9,090	16,168	15,421
Gross profit	1,618	619	4,764	1,154
Loss (gain) from changes in fair value of digital assets	21,764	(131)	82,506	(131)
Salaries and consulting fees	1,051	848	2,016	1,553
Professional fees	1,022	632	1,675	1,166
Share based compensation	1,605	172	4,376	344
Asset impairment	-	-	-	46
Other expenses, net	410	613	1,078	1,310
Operating loss	(24,234)	(1,515)	(86,887)	(3,134)
Non-operating (expense) income	(123)	(17)	25,861	1,349
Net loss before taxes and discontinued operations	(24,357)	(1,532)	(61,026)	(1,785)
Income tax	(258)	(7)	(249)	(95)
Net loss from continuing operations	(24,615)	(1,539)	(61,275)	(1,880)
Loss from discontinued operations, net of tax	-	(873)	-	(1,290)
Net loss for the period	$(24,615)	$(2,412)	$(61,275)	$(3,170)

For the Three Months Ended June, 2026 and 2025

Revenue

Revenue totaled $13.7 million and $9.7 million for the three months ended June 30, 2026 and 2025, respectively. The revenue generated by the Company's Phatebo subsidiary was $12.6 million and $9.7 million for the three months ended June 30, 2026 and 2025, respectively. The Company also began staking its 0G Tokens during 2026, earning 2,254,442 0G Tokens in rewards, or $1.0 million, during the three months ended June 30, 2026.

Gross Profit

Gross profit totaled $1.6 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively. As a percentage of net sales, or gross margin, the Company reported 12% and 6% for the three months ended June 30, 2026 and 2025, respectively. The increases were primarily driven by the commencement of staking by the Company in the three months ended June 30, 2026.

Operating Expenses

Operating expenses totaled $25.9 million and $2.1 million for the three months ended June 30, 2026 and 2025, respectively. The increase is driven by the loss from changes in fair value of digital assets recorded during the three months ended June 30, 2026.

Loss (Gain) from Changes in Fair Value of Digital Assets

Loss (gain) from changes in fair value of digital assets totaled a loss of $21.8 million and a gain of $0.1 million for the three months ended June 30, 2026 and 2025, respectively. The loss in the three months ended June 30, 2026 was caused by the decrease in value of the Company's 0G holdings.

Salaries and Consulting Fees

Salaries and consulting fees were $1.1 million for the three months ended June 30, 2026 compared to $0.8 million for the three months ended June 30, 2025. These fees are related to employment and consulting contracts with most of the Company's management, as well as directors.

Professional Fees

Professional fees totaled $1.0 million for the three months ended June 30, 2026 compared to $0.6 million for the three months ended June 30, 2025. These expenses are associated with legal, accounting and audit services.

Share-based Compensation Expenses

Share-based compensation expenses totaled $1.6 million for the three months ended June 30, 2026 compared to $0.2 million for the three months ended June 30, 2025. These expenses represent the amortization of the fair value of share-based payments. The increase is due to the grants of options to key employees in  December 2025 and May 2026.

Other Expenses, net

Other expenses totaled $0.4 million for the three months ended June 30, 2026 compared to $0.6 million for the three months ended June 30, 2025. For both periods, this income and expense consists mainly of general and administrative expenses, insurance, travel, repairs and maintenance and royalties partially offset by miscellaneous incomes.

Non-operating (expense) income

The Company realized $0.1 million in non-operating expense for the three months ended June 30, 2026 compared to non-operating expense of less than $0.1 million for the three months ended June 30, 2025. This income consists of changes in financial instruments fair value, interest income (expense) and foreign exchange (loss) gain.

Income Tax

We recognized $0.3 million in income tax expense for the three months ended June 30, 2026 compared to less than $0.1 million in income tax expense for the three months ended June 30, 2025. Our effective tax rate during the periods ended June 30, 2026 and 2025 was -1.1% and -0.5%, respectively. We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we consider such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to believe our deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance remains recorded against net deferred taxes as of June 30, 2026 and 2025.

Loss from Discontinued Operations

Loss from discontinued operations totaled $nil in the three months ended June 30, 2026 compared to $0.9 million in the three months ended June 30, 2025. The sale of the legacy hemp and cannabis businesses was finalized on September 26, 2025.

Net Loss

The Company recorded a net loss of $24.6 million for the three months ended June 30, 2026 compared to a net loss of $2.4 million for the three months ended June 30, 2025. The increased net loss was due to $21.8 million in losses recorded from changes in fair value of digital assets.

For the Six Months Ended June, 2026 and 2025

Revenue

Revenue totaled $20.9 million and $16.6 million for the six months ended June 30, 2026 and 2025, respectively. The revenue generated by the Company's Phatebo subsidiary was $17.1 million and $16.6 million for the six months ended June 30, 2026 and 2025, respectively. The Company also began staking its 0G Tokens during 2026, earning 6,619,166 0G Tokens in rewards, or $3.8 million, during the six months ended June 30, 2026.

Gross Profit

Gross profit totaled $4.8 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively. As a percentage of net sales, or gross margin, the Company reported 23% and 7% for the six months ended June 30, 2026 and 2025, respectively. The increases were primarily driven by the commencement of staking by the Company in the six months ended June 30, 2026.

Operating Expenses

Operating expenses totaled $91.7 million and $4.3 million for the six months ended June 30, 2026 and 2025, respectively. The increase is driven by the loss from changes in fair value of digital assets recorded during the six months ended June 30, 2026.

Loss (Gain) from Changes in Fair Value of Digital Assets

Loss (gain) from changes in fair value of digital assets totaled a loss of $82.5 million and a gain of $0.1 million for the six months ended June 30, 2026 and 2025, respectively. The loss in the six months ended June 30, 2026 was caused by the decrease in value of the Company's 0G holdings.

Salaries and Consulting Fees

Salaries and consulting fees were $2.0 million for the six months ended June 30, 2026 compared to $1.6 million for the six months ended June 30, 2025. These fees are related to employment and consulting contracts with most of the Company's management, as well as directors.

Professional Fees

Professional fees totaled $1.7 million for the six months ended June 30, 2026 compared to $1.2 million for the six months ended June 30, 2025. These expenses are associated with legal, accounting and audit services.

Share-based Compensation Expenses

Share-based compensation expenses totaled $4.4 million for the six months ended June 30, 2026 compared to $0.3 million for the six months ended June 30, 2025. These expenses represent the amortization of the fair value of share-based payments. The increase is due to the grants of options to key employees in  December 2025 and May 2026.

Asset Impairment

Asset impairment totaled $nil for the six months ended June 30, 2026 compared to less than $0.1 million for the six months ended June 30, 2025. The amount in 2025 represents impairment of an operating lease right of use asset in Florida.

Other Expenses, net

Other expenses totaled $1.1 million for the six months ended June 30, 2026 compared to $1.3 million for the six months ended June 30, 2025. For both periods, this income and expense consists mainly of general and administrative expenses, insurance, travel, repairs and maintenance and royalties partially offset by miscellaneous incomes.

Non-operating income

The Company realized $25.9 million in non-operating income for the six months ended June 30, 2026 compared to non-operating income of $1.3 million for the six months ended June 30, 2025. This income consists of changes in financial instruments fair value, interest income (expense) and foreign exchange (loss) gain. The amount for the six months ended June 30, 2026 consists of a $23.0 million gain to revalue the Zero Gravity Convertible Note as well as $3.1 million gain on the settlement of the Zero Gravity Convertible Note. The amount for the six months ended June 30, 2025 includes a $1.1 million gain on the disposal of insolvent entities.

Income Tax

We recognized $0.2 million in income tax expense for the six months ended June 30, 2026 compared to $0.1 million in income tax expense for the six months ended June 30, 2025. Our effective tax rate during the periods ended June 30, 2026 and 2025 was -0.4% and -5.3%, respectively. We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we consider such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to believe our deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance remains recorded against net deferred taxes as of June 30, 2026 and 2025.

Loss from Discontinued Operations

Loss from discontinued operations totaled $nil in the six months ended June 30, 2026 compared to $1.3 million in the six months ended June 30, 2025. The sale of the legacy hemp and cannabis businesses was finalized on September 26, 2025.

Net Loss

The Company recorded a net loss of $61.3 million for the six months ended June 30, 2026 compared to a net loss of $3.2 million for the six months ended June 30, 2025. The increased net loss was due to $82.5 million in losses recorded from changes in fair value of digital assets partially offset by $26.1 million in gains from the revaluation and settlement of the Zero Gravity Convertible Note.

Liquidity and Capital Resources

Since the Company's inception, we have funded our operations and capital spending through cash flows from product sales and proceeds from the sale of our capital stock. The Company is generating cash from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support our business growth and expansion. While we have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and unaudited condensed interim consolidated statements of cash flows mainly through our legacy hemp and cannabis businesses, we have implemented an expansion strategy focused on identifying and pursuing complementary growth opportunities within the global digital asset market. This has resulted in staking revenue of $3.8 million in the six months ended June 30, 2026 and $15.2 million in digital assets on the Company's unaudited condensed interim balance sheet as of June 30, 2026. Our current, principal sources of liquidity are cash and cash equivalents provided by our operations and prior equity offerings. Cash consists primarily of cash on deposit with banks.

As of June 30, 2026, the Company had cash of $2.6 million, negative working capital of $0.6 million and an accumulated deficit of $339.1 million. The Company incurred a net loss of $61.3 million during the six months ended June 30, 2026 and relies primarily on the monetization of digital assets earned through staking activities to fund operations and satisfy its obligations as they become due. The Company's ability to generate liquidity from such digital assets, and, if necessary, from the monetization of its underlying digital asset holdings, is subject to significant market price volatility and market liquidity conditions. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date these financial statements are issued.

Management considered these conditions together with its liquidity outlook for the twelve-month period following the issuance of these financial statements. On July 20, 2026, the Company completed the acquisition of Texas Blocker Corp., which added approximately 148.0 million 0G tokens to the Company's treasury holdings. Following the acquisition, the Company held approximately 223 million 0G tokens, substantially all of which are staked and expected to generate recurring staking rewards. Management expects existing cash balances, together with the monetization of digital assets earned through staking activities to provide sufficient liquidity to fund forecasted operating expenditures during the assessment period. If necessary, the Company may also monetize a portion of its digital asset holdings to satisfy its liquidity requirements.

Although management has implemented the plans described above, it cannot conclude that such plans are probable of effectively mitigating the conditions and events that raise substantial doubt. Accordingly, substantial doubt exists about the Company's ability to continue as a going concern for the one-year period following the issuance of these financial statements. The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments to the carrying amounts or classification of assets and liabilities that may result from the outcome of this uncertainty.

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

(In thousands of United States dollars)	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Cash used in operating activities	$(2,474)	$(5,549)
Cash used in/from financing activities	(156)	1,512
Cash used in investing activities	-	(703)
Effect of exchange rate change	(26)	194
Change in cash during the period	(2,656)	(4,546)
Cash, beginning of period	5,621	5,248
Cash included in assets held for sale	-	804
Cash, end of period	$2,965	$1,506

Cash used in Operating Activities

Net cash used in operating activities in the six months ended June 30, 2026 was $2.5 million compared to net cash used in operating activities of $5.5 million for the six months ended June 30, 2025. Cash flows used in operating activities for the periods ended June 30, 2026 and 2025 were due primarily to operating expenses exceeding the gross profit for the periods.

Cash used in/provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2026 totaled $0.2 million compared to $1.5 million provided by financing activities for the six months ended June 30, 2025. Cash flows used in financing activities for the period ending June 30, 2026 were due to net payments on the credit facilities in Germany through the Company's Phatebo subsidiary. Cash flows provided from financing activities for the period ending June 30, 2025 were due to the sale of common shares of the Company in May 2025 as well as net borrowings on the credit facilities in Germany through the Company's Phatebo subsidiary.

Cash used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 totaled $nil compared to $0.7 million for the six months ended June 30, 2025. Cash flows used in investing activities for the period ended June 30, 2025 were primarily related to the acquisition of digital assets.

Working Capital

As of June 30, 2026, we had working capital of -$0.6 million, including $2.6 million of cash. The Company's primary cash flow needs are for the development of its operating activities, administrative expenses and for general working capital to support growing sales with related receivables and payables.

Funding Requirements

Our continued existence is dependent on our ability to generate positive cash flows through synergies within our operations, expanding our production capacity and geographic footprint, exploring strategic partnerships and pursuing accretive acquisitions to supplement our organic growth. We are committed to attaining a level of sustained growth that will effectively offset our overhead costs, thereby paving the path to achieving profitability. We will be required in the future to raise additional capital through either equity or debt financings. To date, we have raised capital through multiple equity offerings. There were no equity offerings in the period ended June 30, 2026.

March 2026 Blocker Securities Contribution Agreements and Blocker Stockholders' Agreement

On March 31, 2026, Texas Blocker, which was formed by Daniel Reis-Faria and Dany Vaiman, the Chief Executive Officer and Chief Financial Officer, respectively, of the Company, for the purpose of facilitating the Exchange, entered into Securities Contribution Agreements with the Investors pursuant to which the Investors contributed an aggregate of 142,232,948 0G Tokens in exchange for an aggregate of 9,104,614 Blocker Shares issued on a private placement basis. The fair market value of each 0G Token was deemed to be $0.7549 and the fair market value of each Blocker Share was deemed to be $11.7931 in accordance with the valuation mutually agreed upon by Texas Blocker and the Investors. Each Blocker Share will be exchanged on a one-for-one basis for one ZeroStack Share or ZeroStack Pre-funded Warrant pursuant to the Share Exchange Agreement.

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

March 2026 Share Exchange Agreement

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

Upon closing of the Exchange, which occurred on July 20, 2026 upon approval by the Company's shareholders, Texas Blocker became a wholly-owned subsidiary of ZeroStack and ZeroStack is now classified as a U.S. domestic corporation for U.S. federal income tax purposes pursuant to Section 7874(b) of the U.S. Internal Revenue Code of 1986, as amended.

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

The Company issued a total of 152,354 Common Shares through the September 2025 ATM Offering at an average purchase price of $10.61 per share for gross proceeds of $1.6 million through June 30, 2026. A total of 18,265 Common Shares were issued at an average price of $6.29 for gross proceeds of $0.1 million during the six months ended June 30, 2026.

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

Debt

In addition to the equity offerings described above, the Company also has access to credit facilities through its Phatebo subsidiary. The credit facilities total €2.4 million ($2.7 million) with three different German banks and are secured by default guarantees. On June 30, 2026, the outstanding amount was €2.1 million ($2.4 million) and was due within the next 12 months. The credit facilities have a weighted average interest rate of 7.81% and do not have a set maturity date. The interest rate is reset every time a new amount is drawn.

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

On March 26, 2026, Phatebo entered into a short-term loan agreement with an individual lender. Under the terms of the agreement, Phatebo borrowed 0.3 million EUR ($0.4 million), which was funded in a single advance. The loan matures four weeks from the date of funding and is repayable in a single lump-sum payment at maturity. The loan provides for a fixed interest charge of €65,000 for the contractual term. The total contractual repayment amount at maturity is 0.4 million EUR ($0.5 million). The loan is secured by substantially all current assets and fixed assets of Phatebo. On April 21, 2026, the Company paid 0.4 million EUR ($0.4 million) in a single lump-sum payment for the outstanding principal and interest on the Phatebo short term borrowing.

Off-Balance Sheet Arrangements

As of June 30, 2026, the Company did not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on its results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Contractual Obligations

At June 30, 2026, the Company had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

	Total	Less than 1 Year	1 - 3 Years	More than 3 Years
Legal disputes (1)	$1,271	$1,271	$-	$-
Operating lease obligations (2)	395	87	208	100
Debt (3)	2,413	2,371	36	6
Total	$4,079	$3,729	$244	$106

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

Recently Adopted Accounting Principles

There were no new accounting standards issued during the six months ended June 30, 2026 that impacted the Company. See Note 3, Significant Accounting Policies, of the notes to the consolidated financial statements for the year ended December 31, 2025 for a discussion of recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and the regulations promulgated thereunder) as of June 30, 2026 (the "Evaluation Date"). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings described in Item 3 of our 2025 Annual Report, other than as disclosed in Note 14 of the Company's unaudited condensed interim consolidated financial statements, included in Item 1 of Part I of this Quarterly Report.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans.

During the three months ended June 30, 2026, none of the directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Zero Stack Corp. (formerly "Flora Growth Corp.")	1-A	2.1	10/10/2019
3.2	Articles of Amendment of Zero Stack Corp. (formerly “Flora Growth Corp.”) effective April 30, 2021	F-1	3.3	11/16/2021
3.3	Articles of Amendment of Zero Stack Corp. (formerly Flora Growth Corp.”) effective June 9, 2023	8-K	3.1	07/07/2023
3.4	Bylaw No. 1-A of Zero Stack Corp. (formerly “Flora Growth Corp.”)	6-K	99.3	07/06/2022
3.5	Articles of Amendment of ZeroStack Corp. (formerly “Flora Growth Corp.”) effective August 3, 2025	8-K	3.1	08/04/2025
3.6	Articles of Amendment and Certificate of Amendment of ZeroStack Corp. (formerly, "Flora Growth Corp.")	8-K	3.1	01/29/2026
4.1	Form of Unit Warrant	F-1	4.5	11/16/2021
4.2	Form of Investor Warrant	6-K	4.1	12/13/2022
4.3	Form of Placement Agent Warrant	6-K	4.2	12/13/2022
4.4	Form of Investor Warrant	8-K	4.1	09/21/2023
4.5	Form of Placement Agent Warrant	8-K	4.2	09/21/2023
4.6	Form of Warrant Amendment	8-K	10.3	09/21/2023
4.7	Form of Pre-funded Warrant dated as of September 19, 2025	8-K	4.1	09/23/2025
4.8	Form of Common Warrant dated as of September 19, 2025	8-K	4.2	09/23/2025
4.9	Form of Pre-funded Warrant	8-K	4.1	03/31/2026
10.1	Form of Stock Option Agreement, dated May 5, 2026	8-K	10.1	05/06/2026
31.1*	Certification of Principal Executive Officer of ZeroStack Corp. (formerly "Flora Growth Corp.") pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer of ZeroStack Corp. (formerly "Flora Growth Corp.") pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer of ZeroStack Corp. (formerly "Flora Growth Corp.") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer of ZeroStack Corp. (formerly "Flora Growth Corp.") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Inline Interactive Data File
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: July 31, 2026		ZeroStack Corp.

	By:	/s/ Daniel Reis-Faria
Daniel Reis-Faria
Chief Executive Officer (Principal Executive Officer)
Dated: July 31, 2026

	By:	/s/ Dany Vaiman
Dany Vaiman
Chief Financial Officer (Principal Financial and Accounting Officer)